Form 10QSB
period 2007-06-30
Bluebird Exploration Co.
filed 2007-08-13
CIK 1382574

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended June 30, 2007
Commission File Number:  333-143767

BLUEBIRD EXPLORATION COMPANY
(Exact Name of Issuer as Specified in Its Charter)

Delaware	1000	N/A
State of Incorporation	Primary Standard Industrial Classification Code Number #	I.R.S Employer. Identification No.

Bluebird Exploration Company
209-3608 Deercrest Drive
North Vancouver, BC V7G2S8
Telephone:  604-488-7608
(Address and Telephone Number of Issuer's Principal Executive Offices)

The Company Corporation
2711 Centerville Road, Suite 400
Wilmington, Delaware 19808
Telephone: 302-636-5440
Facsimile: 302-636-5454
(Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X       No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES X    NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES     NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of August 13, 2007, the registrant had 13,220,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES    NO X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM  BALANCE SHEETS
(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash	$9,148	$13,173

TOTAL ASSETS	$9,148	$13,173

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,307	$3000
Due to related party (Note 5)	500	500

	11,807	3500

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 4)
Authorized 75,000,000 shares of common stock, $0.0001 par value, Issued and outstanding 13,220,000 shares of common stock	132	132
Additional paid-in capital	18,968	18,968
Deficit accumulated during the exploration stage	(21,759)	(9,427)

	(2,659)	9,673

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,148	$13,173

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended June 30, 2007 (Unaudited)	Three months ended June 30, 2006 (Unaudited)	Six months ended June 30, 2007 (Unaudited)	Six months ended June 30, 2006 (Unaudited)	Cumulative results of operations from July 15, 2005 (date of inception) to June 30, 2007 (Unaudited)

EXPENSES

Exploration & development	$3,415	$3,565	$3,415	$3,565	$6,980
Office and general	492	376	610	403	1,692
Professional fees	7,807	-	8,307	-	13,087

NET LOSS	$(11,714)	$(3,941)	$(12,332)	$(3,968)	$(21,759)

BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,220,000	10,000,000	13,220,000	10,000,000

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
FROM INCEPTION (July 15, 2005) TO JUNE 30, 2007

	Common Stock		Additional	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Exploration Stage	Total

Balance, July 15, 2005 (Date of Inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.0003 per share - September 30, 2005	10,000,000	100	2,900	-	3,000
Net Loss for the period	-	-	-	(702)	(702)
Balance, December 31, 2005	10,000,000	100	2,900	(702)	2,298
Common stock issued for cash @ $0.005 per share. December 14, 2006	3,220,000	32	16,068	-	16,100
Net loss for the period	(8,725)	(8,725)
Balance, December 31, 2006	13,220,000	132	18,968	(9,427)	9,673

Net loss for the period	(12,332)	(12,332)
Balance, June 30, 2007	13,220,000	$132	$18,968	$(21,759)	$(2,659)

All share amounts have been restated to reflect the 10 to1 forward split in December 2006.

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended, June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006	Cumulative results of operations from inception (July 15, 2005) to June 30, 2007

Cash Flows From Operating Activities
Net loss	$(11,714)	$(3,941)	$(12,332)	$(3,968)	$(21,759)
Adjustment to reconcile net loss to net cash used in operating activities -accounts payable and accrued liabilities	7,807	-	8,307	-	8,307
Net Cash Used In Operating Activities	(3,907)	(3,941)	(1,025)	(3,968)	(10,452)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	5,000	-	5,000	19,100
Related party advance	-	-	-	500

Net Cash Provided By Financing Activities	-	5,000	-	5,000	19,600

Net Increase (Decrease) In Cash	(3,907)	1,059	(4,025)	(1,032)	9,148

Cash, Beginning Of Period	13,055	2,771	13,173	2,798	-

Cash, End Of Period	$9,148	$3,830	$9,148	$3,830	$9,148

Supplemental cash flow information and noncash financing activities:
Cash paid for:
Interest	$-	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2007

NATURE OF CONTINUANCE OF OPERATIONS

Bluebird Exploration Company (“the Company”) was incorporated in the State of Delaware on July 15, 2005. The Company is an Exploration Stage Company. The Company has acquired an option on a mineral property located in the Nelson Mining Division, British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

The Company has been in the exploration stage since its formation and has not yet to realize any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development state natural resources properties. The Company has not commenced business operations.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $21,759 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligation and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company filed an SB-2 registration statement with the United States Securities and Exchange Commission to register 3,220,000 shares of common stock for sale. This was accepted. The effective date was July 9, 2007.

INTERIM REPORTING

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements.  While the information presented in the accompanying six month interim statements is unaudited, it includes all adjustments, which are, in the opinion of the management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented following the same accounting principles and methods of their application as the most recent annual financial statements.  It is suggested that these interim financial statements be read in conjunction with the Company’s audited annual December 31, 2006 financial statements.

RELATED PARTY TRANSACTIONS

As of June 30, 2007 the Company received advances from a director of the Company in the amount of $500.  The amount due to the related party is unsecured and non-interest bearing with no terms of repayment.

FINANCIAL INSTRUMENTS

At June 30, 2007 the Company had the following liabilities in Canadian Dollars.

	US equivalent	CDN dollars

Accounts Payable	$8,457	$9,010

At June 30, 2007 the US dollar amount was converted at a rate of 1.0654 Canadian dollars to 1.00 US dollar.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Description Of Business

In General

We intend to commence operations as an exploration stage company. We will be engaged in the exploration of mineral properties with a view to exploiting any mineral deposits we discover.  We own an option to acquire an undivided 100% beneficial interest in two mineral claims in the Nelson Mining Division, located due south of Nelson, British Columbia, Canada. There is no assurance that a commercially viable mineral deposit exists on the claims.  We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.  We have not yet commenced the initial phase of exploration on the claims.  Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program.  Our director will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on the claim in order to ascertain whether it possesses economic quantities of copper, nickel and cobalt.  There can be no assurance that an economic mineral deposit exists on the claims until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the claims and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Location, Access and Description

The claims are part of the Bluebird mineral claim group located 9 kilometers due south of Nelson, British Columbia, in the Nelson Mining Division. The claims enclose 810 hectares from Apex Creek across the summit of Evening Ridge to Highway 6 between the towns of Nelson and Salmo.  The center of claim 512465 is located at 117*13’43”W, 49*25’24”N.  The center of claim 512466 is located at 117*11’41” W, 49*25’30”N.  Coordinates are within National Topographic System (NTS) map-area 082F06W and the Terrain Resources Integrated Management (TRIM) maps 082F044 and 082F045.  Locations are given as National Topographic System coordinates using a Universal Transverse Mercator (UTM) grid and the North American Datum of 1983 (NAD83); the area lies entirely within Zone 11U of the grid.

The property is accessed directly from Highway 6 between Nelson and Salmo, 9 kilometers south of Nelson, and also by a well-maintained gravel road which leads to the Apex Ski Resort.  Access to the claims is on foot via an overgrown logging road up the right bank of Apex Creek.

The Bluebird claim group is located in the western Kootenay Mountains of southeastern British Columbia, in an area of moderate, locally steep topography with elevations ranging from 920 meters above sea level near Highway 6 to as much as 1850 meters above sea level on Midnight Ridge.  Despite the locally steep slopes, nearly all of the property is accessible on foot, with proper caution.

The climate is characterized by warm summers, cool equinoxes and mild winters.  Annual precipitation is 730 centimeters, of which roughly a third falls as snow during the winter months of November through March.  Moderate, locally thick growth of subalpine conifers and alder occurs on north-facing slopes.  Logging roads are lined by poplar, aspen and alder.

Plan Of Operation

Based on previous studies done on the area, the Company plans to undertake an initial exploration program consisting of two phases.  The first phase would consist of geological mapping, prospecting and geochemical sampling. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization.  Geochemical sampling involves gathering rock and soil samples from property areas with the most potential to host economically significant mineralization.  All samples gathered are sent to a laboratory where they are crushed and analyzed for metal content.

The first phase is estimated to cost $8,500 as described below.

Budget – Phase I

Mobilization/Demobilization	$2,000
Geologist (3 days @ $400/day)	$1,200
Geotechnician (3 days @ $300/day)	$900
Equipment rental, fuel, food, supplies	$700
Assays (20 @ $30 each)	$600
Helicopter (3 hours @ $800/hour)	$2,400
Report	$500
Filing Fees	$200

Total	$8,500

The second phase would consist of a follow-up of the initial stage geological mapping and include a detailed geophysical survey.  As much of the property remains unmapped, the entire claim block would be flown by airborne magnetic and electromagnetic surveys.  Horizontal loop electromagnetic (HLEM) surveying should be carried out over the entire claim block wherever possible.  This will help determine the probability of sulphide mineralization occurring within the claim block.  Also HLEM surveying and ground magnetic surveying would need to be carried out over any areas of positive results from airborne surveying.

The second phase would cost approximately $36,500 as outlined below.

Budget – Phase II

Mobilization\Demobilization	$5,000
Airborne MAG-EM Survey	$12,500
Horizontal Loop Electromagnetic Survey	$9,500
Data Reduction and Report	$2,500
Administration Fees and Taxes	$7,000

Total	$36,500

We plan to commence the phase one exploration program on the two mineral claims within the Bluebird group in the fourth quarter of 2007.  The program and follow-up report should take approximately one month to complete. Contingent on this offering, we will then undertake the phase two work program during the Spring of 2008.  This program will take approximately one month to complete.  We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for either of these exploration programs.

Total expenditures over the next 12 months are therefore expected to be $61,000.

We will require additional funding in order to proceed with the exploration on the two mineral claims within the Bluebird group and satisfy the option agreement by and between Mr. Wells and the Company.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock or from director loans.  We do not have any arrangements in place for any future equity financing or loans.

Liquidity and Capital Resources

As of the date of this report, we have $9,148 of cash available.  We have current liabilities of $11,807 ($11,307 accounts payable and an unsecured non-interest bearing loan in the amount of $500 due to a related party.)  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the new proposed business direction.

The failure to secure adequate outside funding within the next 90 to 120 days would have an adverse affect on our plan of operation and a direct negative impact on shareholder liquidity, which would likely result in a complete loss of any funds invested in the common stock.

From the date of inception (July 15, 2005) to June 30, 2007 the Company has recorded a net loss of $21,759 of which were expenses relating to the initial development of the Company, costs associated with the Registration Statement filed on Form SB-2 by the Company.  The Registration Statement was deemed effective on July 9, 2007.  To date there is no public market for the Company’s common stock.

Management plans to focus efforts in the next three to four months on getting the Company’s common stock quoted on the Over-The-Counter Bulletin Board (OTCBB.)  There can be no guarantee or assurance that they will be successful in accomplishing this task; moreover, even if the common stock is listed on the OTCBB there can be no guarantee that a market would develop for the Company’s common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, other than the below described “Bluebird Claim Purchase Agreement,” the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Bluebird Claim Purchase Agreement

On August 4, 2006, Bluebird Exploration Company (“the Company”) entered into an Option to Purchase Agreement with Peter Lawrence Wells, our officer and director, who is the sole beneficial owner of 100% of the two mineral claims identified by Tenure Numbers 512465 and 512466 located 9 kilometers due south of Nelson, British Columbia, Canada, in the Nelson Mining Division. The agreement grants the Company the exclusive right and option to acquire an undivided 100% of the right, title and interest in and to the claims upon satisfying certain terms and conditions.

The option to acquire the claims is contingent on the Company incurring exploration costs on the claims of a minimum of $7,000CAD on or before September 30, 2007; as well as the Company incurring exploration costs on the claims of a further $25,000CAD (for aggregate minimum exploration costs of $32,000CAD) on or before September 30, 2008.  Upon exercise of the option, the Company agrees to pay the seller, Peter Lawrence Wells, our officer and director, the sum of $25,000CAD per annum, commencing January 1, 2009, for so long as the Company holds any interest in the claims.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

There are no employees of the Company, excluding the current President and Director, Peter Lawrence Wells, of the corporation.

Item 3. Controls and Procedures

Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms. The Company's Chief Executive Officer, based on his evaluation of the Company's disclosure controls and procedures within 90 days before the filing date of this report, concluded that the Company's disclosure and procedures were effective for this purpose.

Changes In Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1.	Not applicable.
Item 2.	Not applicable.
Item 3.	Not applicable.
Item 4.	Not applicable.
Item 5.	Not applicable.
Item 6.	Not applicable.

Exhibit Number	Description

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluebird Exploration Company .

Dated: August 13, 2007	/s/ Peter Lawrence Wells
Chief Executive Officer and
Chief Financial Officer