Form 10QSB
period 2007-09-30
Bluebird Exploration Co.
filed 2007-11-14
CIK 1382574

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For Period ended September 30, 2007
Commission File Number:  333-143767

DELAWARE	1000	N/A
State or jurisdiction of incorporation or organization	Primary Standard Industrial Classification Code Number	IRS Employer Identification #

Bluebird Exploration Company
209-3608 Deercrest Drive
North Vancouver, BC V7G2S8
Telephone:  604-488-7608
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of November 7, 2007, the registrant had 13,220,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES       NO X

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM  BALANCE SHEETS
(Unaudited)

	September 30, 2007	December 31, 2006

ASSETS
CURRENT ASSETS
Cash	$2,411	$13,173

TOTAL ASSETS	$2,411	$13,173

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,160	$3,000
Due to related party	5,166	500

	12,326	3,500

STOCKHOLDERS’ EQUITY (DEFICIT)
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
13,220,000 shares of common stock	132	132
Additional paid-in capital	18,968	18,968
Deficit accumulated during the exploration stage	(29,015)	(9,427)

	(9,915)	9,673

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,411	$13,173

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended September 30, 2007 (Unaudited)	Three months ended September 30, 2006 (Unaudited)	Nine months ended September 30, 2007 (Unaudited)	Nine months ended September 30, 2006 (Unaudited)	Cumulative results of operations from July 15, 2005 (date of inception) to September 30, 2007 (Unaudited)

EXPENSES

Exploration & development	$-	$-	$3,415	$3,565	$6,980
Office and general	1,736	378	2,346	781	3,427
Professional fees	5,520	1,200	13,827	1,200	18,608

NET LOSS	$(7,256)	$(1,578)	$(19,588)	$(5,546)	$(29,015)

BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$0.00	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,220,000	10,000,000	13,220,000	10,000,000

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
FROM INCEPTION (July 15, 2005) TO SEPTEMBER 30, 2007

	Common Stock		Additional	Deficit Accumulated During the
	Number of shares	Amount	Paid-in Capital	Exploration Stage	Total

Balance, July 15, 2005 (Date of Inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.0003 per share - September 30, 2005	10,000,000	100	2,900	-	3,000
Net loss for the period	-	-	-	(702)	(702)
Balance, December 31, 2005	10,000,000	100	2,900	(702)	2,298
Common stock issued for cash @ $0.005 per share. December 14, 2006	3,220,000	32	16,068	-	16,100
Net loss for the period				(8,725)	(8,725)
Balance, December 31, 2006	13,220,000	132	18,968	(9,427)	9,673

Net loss for the period	-	-	-	(19,588)	(19,588)
Balance, September 30, 2007	13,220,000	$132	$18,968	$(29,015)	$(9,915)

All share amounts have been restated to reflect the 10 to1 forward split in December 2006.

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended, September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006	Cumulative results of operations from inception (July 15, 2005) to September 30, 2007

Cash Flows From Operating Activities
Net loss	$(7,256)	$(1,578)	$(19,588)	$(5,546)	$(29,015)
Adjustment to reconcile net loss to net cash used in operating activities -accounts payable and accrued liabilities	(4,147)	-	4,160	-	7,160
Net Cash Used In Operating Activities	(11,403)	(1,578)	(15,428)	(5,546)	(21,855)

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	8,100	-	13,100	19,100
Related party advance	4,666	-	4,666	-	5,166

Net Cash Provided By Financing Activities	4,666	8,100	4,666	13,100	24,266

Net Increase (Decrease) In Cash	(6,737)	6,522	(10,762)	7,554	2,411

Cash, Beginning Of Period	9,148	3,830	13,173	2,798	-

Cash, End Of Period	$2,411	$10,352	$2,411	$10,352	$2,411

Supplemental cash flow information
Cash paid for:
Interest	$-	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $29,015 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligation and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

RELATED PARTY TRANSACTIONS

As of September 30, 2007 the Company received advances from a director of the Company in the amount of $5,166.  The amount due to the related party is unsecured and non-interest bearing with no terms of repayment.

MINERAL PROPERTIES

As of September 25, 2007 the Company amended the Option to Purchase agreement with the President. The President is the sole beneficial owner of 100% of the mineral claims 512465 and 512466. The properties are located 9 kilometres due south of Nelson, in the Nelson Mining Division, British Columbia, Canada.
Bluebird Exploration Company has been granted exclusive right and option to acquire an undivided 100% of the right, title and interest in and to the Claims on terms and conditions.

Bluebird Exploration Company has to incur exploration expenditures on the Claims of a minimum of CDN $7,000 on or before September 30, 2008 and incur exploration expenditures of a further CDN $25,000 (for an aggregate minimum exploration expense of CDN $32,000) on or before September 30, 2009.

Upon exercise of the Option, the Company agrees to pay the President, commencing January 1, 2010, the sum of CDN $25,000 per annum for as long as the Company holds any interest in the Claims.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Description Of Business

In General

We are an exploration stage company planning to engage in the exploration of mineral properties with a view to exploit any mineral deposits we discover. To date, we have not begun any exploration programs and there can be no guarantee or assurance we will be able to begin such programs as we have limited resources.  Currently, we own an option to acquire an undivided 100% beneficial interest in two mineral claims in the Nelson Mining Division, located due south of Nelson, British Columbia, Canada. There is no assurance that a commercially viable mineral deposit exists on the claims.  We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

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

Even if we complete our proposed exploration programs on the claims and we are successful in identifying a mineral deposit, we will have to raise substantial funds to further the exploration of the property including drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

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

We plan to commence the phase one exploration program on the two mineral claims within the Bluebird group in the first or second quarter of 2008.  The program and follow-up report should take approximately one month to complete. Contingent on further funding, we will then undertake the phase two work program during the Fall of 2008.  This program will take approximately one month to complete.  We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for either of these exploration programs.  All time estimates rely upon successfully raising funds to finance the activities described above.  Management cannot provide any assurance or guarantee the Company will be able to raise any additional funds in the future.

Total exploration related expenditures over the next 12 months are therefore expected to be $45,000.

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

Liquidity and Capital Resources

As of the date of this report, we have $2,411 of cash available.  We have current liabilities of $12,326 ($7,160 accounts payable and $5,166 due to an unsecured non-interest bearing loan due to a related party.)  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the new proposed business direction.

The failure to secure adequate outside funding within the next 60 to 90 days would have an adverse affect on our plan of operation and a direct negative impact on shareholder liquidity, which would likely result in a complete loss of any funds invested in the common stock.

From the date of inception (July 15, 2005) to September 30, 2007 the Company has recorded a net loss of $29,015  of which were expenses relating to the initial development of the Company, costs associated with the Registration Statement filed on Form SB-2 and maintaining the disclosure requirements of a Reporting Company. The Registration Statement was deemed effective on July 9, 2007.  To date there is no public market for the Company’s common stock.

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

Bluebird Claim Purchase Agreement

On August 4, 2006, Bluebird Exploration Company (“the Company”) entered into an Option to Purchase Agreement with Peter Lawrence Wells, our officer and director, who is the sole beneficial owner of 100% of the two mineral claims identified by Tenure Numbers 512465 and 512466 located 9 kilometers due south of Nelson, British Columbia, Canada, in the Nelson Mining Division. The agreement grants the Company the exclusive right and option to acquire an undivided 100% of the right, title and interest in and to the claims upon satisfying certain terms and conditions.  On September 25, 2007 the Option to Purchase Agreement was amended.  The amendment extended the terms of time to accomplish exploration costs on the property by one year.

The current terms of the amended option to acquire the claims is contingent on the Company incurring exploration costs on the claims of a minimum of $7,000CAD on or before September 30, 2008; as well as the Company incurring exploration costs on the claims of a further $25,000CAD (for aggregate minimum exploration costs of $32,000CAD) on or before September 30, 2009.  Upon exercise of the option, the Company agrees to pay the seller, Peter Lawrence Wells, our officer and director, the sum of $25,000CAD per annum, commencing January 1, 2010, for so long as the Company holds any interest in the claims.

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

PART II - OTHER INFORMATION

Item 1.      Not applicable.
Item 2.      Not applicable.
Item 3.      Not applicable.
Item 4.      Not applicable.

Item 5.  Other Information

On September 25, 2007 the Board of Directors voted and approved the amendment of the Option to Purchase Agreement by and between the Company and Peter Lawrence Wells that was filed with the Company’s recent Registration Statement.  The amendment extended the terms of time to accomplish exploration costs on the property by one year.

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

Bluebird Exploration Company .

Dated: November 14, 2007	/s/ Peter Lawrence Wells
Chief Executive Officer and
Chief Financial Officer