Form 10KSB
period 2007-12-31
Bluebird Exploration Co.
filed 2008-03-28
CIK 1382574

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-KSB

(Mark One)

__X__	Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

______	Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ____.

Commission File Number: 333-143767

BLUEBIRD EXPLORATION COMPANY
(Exact Name of Issuer as Specified in Its Charter)

Delaware	1000	N/A
State of Incorporation	Primary Standard Industrial Employer Classification Code Number #	I.R.S Identification No.

Bluebird Exploration Company
209-3608 Deercrest Drive
North Vancouver, BC V7G2S8
Telephone:  604-488-7608
(Address and Telephone Number of Issuer's Principal Executive Offices)

The Company Corporation
2711 Centerville Road, Suite 400
Wilmington, Delaware 19808
Telephone: 302-636-5440
Facsimile: 302-636-5454
(Name, Address, and Telephone Number of Agent)

Securities registered under Section 12(b) of the Exchange Act:

Securities registered under Section 12(g) of the Exchange Act:

Common Stock Par Value $0.0001
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ______

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   __X__     No   _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  __X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange).  YES   __X__     NO _____

Issuer’s revenues for fiscal year 2007 -- $0

The estimated aggregate market values of the voting and non-voting common equity held by non-affiliates computed by reference to the most recent sale of the Company’s common stock sold via the Company’s Registration Statement filed on Form SB-2 deemed effective July 9, 2007 offering of the common equity was $64,400 on March 14, 2008.

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of March 14, 2008 the registrant had 13,220,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):   YES _____     NO __X__

TABLE OF CONTENTS

Statement Regarding Forward-Looking Information

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

PART I

Item 1.   Description of Business.

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

Item 2.   Description of Property.

We own an option to the mineral exploration rights relating to the two mineral claims in the Bluebird claim group (See “Bluebird Claim Purchase Agreement” above).  We do not own any real property interest in the claims or any other property.

Currently, Mr. Wells is allowing the Company to utilize his home office at no charge to the Company and he as agreed to do so for as long as practical to both parties.

Item 3.   Legal Proceedings.

The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

No director, officer, or affiliate of the Company and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

Item 4.   Submission of Matters to a Vote of Security Holders.

There have been no matters submitted to the security holders for a vote.

PART II

Item 5.   Market for the Registrant’s Common Equity And Related Stockholder Matters And Small Business Issuer Purchase of Equity Securities.

SHAREHOLDERS

As of December 31, 2007, there were approximately 33 holders of record of our common stock.

DIVIDEND POLICY

We have never declared a cash dividend on our common stock and our Board of Directors does not anticipate that we will pay cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our board of directors and will depend upon our financial condition, operating results, capital requirements, restrictions contained in our agreements and other factors which our Board of Directors deems relevant.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table summarizes securities authorized for issuance under equity compensation plans:

	Equity Compensation Plan Information
Plan Category	Number of shares of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c )
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	0	0	0
Total	0	0	0

RECENT SALES OF UNREGISTERED SECURITIES

We did not sell any unregistered securities in the year ended December 31, 2007.

Between December 2005 and December 2006 we completed an offering of 322,000 shares of our common stock at a price of $0.05 per share to a total of thirty-two purchasers.  The total amount received from this offering was $16,100.  These shares were purchased pursuant to Regulation S of the Securities Act.  In December 2006 the Company’s shareholders approved a forward split on its common stock of ten (10) shares for one (1) share of existing stock for shareholders of record on December 19, 2006.  The number of common stock shares outstanding increased from 1,322,000 to 13,220,000

PURCHASES OF EQUITY SECURITIES BY THE SMALL BUSINESS ISSUER AND AFFILIATED PURCHASERS

As of the date of this annual report the Company nor any affiliated purchaser have purchased any equity securities in any other entity and neither has repurchased any of the Company’s equity securities.

Item 6.   Plan of Operation.

The following discussion should be read in conjunction with the Company’s audited financial statements, including the notes thereto, appearing elsewhere in this annual report.

Company Overview

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

Plan of Operations – General

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

We plan to commence the phase one exploration program on the two mineral claims within the Bluebird group in the second quarter of 2008.  The program and follow-up report should take approximately one month to complete. We will then undertake the phase two work program during the Summer/Fall of 2008.  This program will take approximately one month to complete.  We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for either of these exploration programs.

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

Liquidity and Capital Resources

As of the date of this report, we have $1,771 of cash available.  We have current liabilities of $20,284 ($15,118 accounts payable and an unsecured non-interest bearing loan in the amount of $5,166 due to a related party.)  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the new proposed business direction.

The Company requires immediate funds in order to continue as a going concern.  The failure to secure adequate outside funding within the next 45 to 90 days would have an adverse affect on our plan of operation and a direct negative impact on shareholder liquidity, which would likely result in a complete loss of any funds invested in the common stock.

From the date of inception (July 15, 2005) to December 31, 2007 the Company has recorded a net loss of $37,613 of which were expenses relating to the initial development of the Company, costs associated with the Registration Statement filed on Form SB-2 by the Company, and expenses related to maintaining its status as a reporting company under the Securities Act of 1934.  The Registration Statement was deemed effective on July 9, 2007.  To date there is no public market for the Company’s common stock.

Management plans to continue to focus efforts on getting the Company’s common stock quoted on the Over-The-Counter Bulletin Board (OTCBB.)  There can be no guarantee or assurance that they will be successful in accomplishing this task; moreover, even if the common stock is listed on the OTCBB there can be no guarantee that a market would develop for the Company’s common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

The Company does not anticipate any significant research of any products. The Company does not expect the purchase or sale of plant or any significant equipment, and the Company does not anticipate any change in the number of employees. Other than the Option Agreement, detailed below, the Company has no current material commitments.

The Company has no current plans, preliminary or otherwise, to merge with any other entity.

At this time, management does not plan to commit any of their own funds towards the company’s development.  If and when this changes, management will file the appropriate disclosures in a timely manner.

Off-Balance Sheet Arrangements

As of the date of this Annual Report, the Company will be required to secure addition funds in order to continue as a going concern. The estimated cost to maintain the reporting status of the Company for the next twelve months has been estimated at $18,000. The officer and director, Mr. Wells, has indicated to the Company that he may be willing to provide the funds required to maintain the reporting status in the form of a non-secured loan if required over the next twelve months as the expenses are incurred, if no other proceeds are obtained by the Company. However, there is no contract in place or written agreement securing this agreement.  Management believes if the Company cannot maintain its reporting status with the SEC it will have to cease all efforts directed towards the Company.  As such, any investment previously made would be lost in its entirety.

As of the date of this Annual Report, other than the below described “Bluebird Claim Purchase Agreement,” the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Bluebird Claim Purchase Agreement

On August 4, 2006, Bluebird Exploration Company (“the Company”) entered into an Option to Purchase Agreement with Peter Lawrence Wells, our officer and director, who is the sole beneficial owner of 100% of the two mineral claims identified by Tenure Numbers 512465 and 512466 located 9 kilometers due south of Nelson, British Columbia, Canada, in the Nelson Mining Division. The agreement grants the Company the exclusive right and option to acquire an undivided 100% of the right, title and interest in and to the claims upon satisfying certain terms and conditions.  On September 25, 2007 this agreement was amended by the parties.

The option to acquire the claims is contingent on the Company incurring exploration costs on the claims of a minimum of $7,084CAD ($7,000USD) on or before September 30, 2008; as well as the Company incurring exploration costs on the claims of a further $25,301CAD ($25,000USD) (for aggregate minimum exploration costs of $32,385CAD ($32,000USD)) on or before September 30, 2009.  Upon exercise of the option, the Company agrees to pay the seller, Peter Lawrence Wells, our officer and director, the sum of $25,301CAD ($25,000USD) per annum, commencing January 1, 2010, for so long as the Company holds any interest in the claims.

Item 7.   Financial Statements.

Bluebird Exploration Company
(An Exploration Stage Company)

 FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Audited)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Bluebird Exploration Company
(an Exploration Stage Enterprise)
Vancouver, Canada

We have audited the balance sheets of Bluebird Exploration Company (an Exploration Stage Enterprise) as at December 31, 2006 and 2007 and the statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and 2007 and the period from incorporation on July 15, 2005 to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatements.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at December 31, 2006 and 2007 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2007 and the period from incorporation on July 15, 2005 to December 31, 2007 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to financial statements, the Company is in the exploration stage, and has no permanently established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations.  These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada.	“MacKay LLP”
March 11, 2008	Chartered Accountants

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

BALANCE SHEETS
(Audited)

	December 31, 2007	December 31, 2006
ASSETS

CURRENT ASSETS
Cash	$1,771	$13,173

TOTAL ASSETS	$1,771	$13,173

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$15,118	$3,000
Due to related party (Note 5)	5,166	500

TOTAL LIABILITIES	20,284	3,500

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 4)
Authorized
75,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
13,220,000 (2006 – 13,220,000) shares of common stock	132	132
Additional paid-in capital	18,968	18,968
Deficit accumulated during the exploration stage	(37,613)	(9,427)

	(18,513)	9,673

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$1,771	$13,173

____________________
          Director

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

STATEMENTS OF OPERATIONS
(Audited)

	Twelve months ended December 31, 2007	Twelve months ended December 31, 2006	Cumulative results of operations from July 15, 2005 (date of inception) to December 31, 2007

EXPENSES

Exploration & development	$3,415	$3,565	$6,980
Office and general	4,061	879	5,142
Professional fees	20,710	4,281	25,491

NET LOSS	$(28,186)	$(8,725)	$(37,613)

BASIC AND DILUTEDNET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,220,000	10,149,973

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

 STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Audited)
FROM INCEPTION (July 15, 2005) TO DECEMBER 31, 2007

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration
	Number of shares	Amount	Capital	Stage	Total

Balance, July 15, 2005 (Date of Inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.0003 per share
- September 30, 2005	10,000,000	100	2,900	-	3,000
Net loss for the period	-	-	-	(702)	(702)
Balance, December 31, 2005	10,000,000	100	2,900	(702)	2,298
Common stock issued for cash @ $0.005 per share.
- December 14, 2006	3,220,000	32	16,068	-	16,100
Net loss for the year	-	-	-	(8,725)	(8,725)
Balance, December 31, 2006	13,220,000	132	18,968	(9,427)	9,673

Net loss for the year	-	-	-	(28,186)	(28,186)
Balance, December 31, 2007	13,220,000	$132	$18,968	$(37,613)	$(18,513)

All share amounts have been restated to reflect the 10 to1 forward split in December 2006.

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

 STATEMENTS OF CASH FLOWS
(Audited)

	Twelve months ended December 31, 2007	Twelve months ended December 31, 2006	Cumulative results of operations from inception (July 15, 2005) to December 31, 2007

Cash Flows From Operating Activities
Net loss	$(28,186)	$(8,725)	$(37,613)
- Change in non-cash working capital accounts payable and accrued liabilities	12,118	2,500	15,118
Net Cash Used In Operating Activities	(16,068)	(6,225)	(22,495)

Cash Flows From Investing Activity	-	-	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	16,100	19,100
Related party advance	4,666	500	5,166
Net Cash Provided By Financing Activities	4,666	16,600	24,266

Net Increase (Decrease) In Cash	(11,402)	10,375	1,771

Cash, Beginning Of Period	13,173	2,798	-

Cash, End Of Period	$1,771	$13,173	$1,771

Supplemental cash flow information.
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE  FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Audited)

NOTE 1 – NATURE OF CONTINUANCE OF OPERATIONS

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

The Company has been in the exploration stage since its formation and has not yet to realize any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resources properties. The Company has not commenced business operations.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $37,613 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligation and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company filed an SB-2 registration statement with the United States Securities and Exchange Commission to register 3,220,000 shares of common stock for sale. This was accepted. The effective date was July 9, 2007.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

The Company was incorporated on July 15, 2005 in the State of Delaware. The fiscal year end of the Company is December 31.

Basis of Presentation

These financial statements are presented in United States dollars and have been prepared in accordance with US generally accepted accounting principles.

Natural Resource Properties

The Company is in the exploration stage and has not yet realized any revenue from its planned operations. It is primarily engaged in the acquisition, exploration, and development of natural resource properties. Natural resource property acquisition and exploration costs are expensed as incurred. When it has been determined that a natural resource property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be depreciated using the units-of-production method over the estimated life of the probable reserve.

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders.  It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the period ended December 31, 2007, all operations took place in British Columbia, Canada.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at December 31, 2006, and December 31, 2007 the Company has no items that represent comprehensive income or loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.  Accordingly, actual results could differ from those estimates.

Financial Instruments

All significant financial assets, financial liabilities and equity instruments of the Company are either recognized or disclosed in the financial statements together with other information relevant for making a reasonable assessment of future cash flows, interest rate risk and credit risk. Where practical the fair values of financial assets and financial liabilities have been determined and disclosed; otherwise only available information pertinent to fair value has been disclosed.

Loss per Common Share

Basic earnings (loss) per share includes no dilution and is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Dilutive earnings (loss) per share reflect the potential dilution of securities that could share in the earnings of the Company. Because the Company does not have any potential dilutive securities, basic and diluted loss per share are the same.

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances and tax loss carry-forwards.  Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment.

Foreign Currency Translation

The Company’s functional and reporting currency is the U.S. dollar. All transactions initiated in foreign currencies are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:
a) monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;
b) non-monetary assets at historical exchange rates; and
c) revenue and expense items at the average rate of exchange prevailing during the period.
Gains and losses from foreign currency transactions are included in the statements of operations.

Stock-based Compensation

The Company accounts for stock-based compensation issued to employees based on SFAS No. 123R “Share Based Payment”. SFAS No. 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

 SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”.

SFAS 123R requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

As at December 31, 2007 the Company had not adopted a stock option plan nor had it granted any stock options.  Accordingly no stock-based compensation has been recorded to date.

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Audited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” ("SFAS No. 157"). SFAS 155 establishes framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007 and periods within those fiscal years.

The Financial Accounting Standards Board has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments  an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No.140”, but they will not have a material effect in Company’s results of operations or financial position.

The adoption of these new pronouncements is not expected to have a material effect on the Company’s financial position or results of operations.

Newly Adopted Accounting Standards

In June 2006, the Financial Accounting Standards Board ("FASB") issued Accounting for Uncertain Tax Positions - an Interpretation of FASB Statement No. 109, FIN 48, which prescribes a recognition and measurement model for uncertain tax positions taken or expected to be taken in the Company's tax returns. FIN 48 provides guidance on recognition, classification, presentation, and disclosure of unrecognized tax benefits. FIN 48 was effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 has not had a material effect on the Company's financial statements.

NOTE 3– MINERAL PROPERTIES

Pursuant to an option to purchase agreement dated August 4, 2006 and amended September 25, 2007, the Company obtained the option to acquire a right to a 100% undivided right, title and interest in a mineral claim in the Nelson Mining Division of British Columbia, Canada by incurring exploration expenditures of at least $7,084 ($7,000 CDN) by September 30, 2008 and a further $25,301 ($25,000 CDN) by September 30, 2009.  Upon the exercise of the option, the company agrees to pay the vendor, commencing January 1, 2010 the sum of $25,301 ($25,000 CDN) per annum for so long as the company, or its permitted assigns, holds any interest in the claims.   All obligations  are in Canadian dollars.

 The option was acquired from the president of the company.

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2007
(Audited)

NOTE 4– STOCKHOLDERS’ EQUITY

On September 30, 2005, the Company issued 10,000,000 common shares at $0.0003 for total cash proceeds of $3,000 to the president and director of the Company.

On December 14, 2006, the Company issued 3,220,000 common shares at $0.005 for total proceeds of $16,100.

On December 19, 2006 the Company split its shares on a ten for one basis. All references in these financial statements to a number of shares, price and weighted average number of common shares outstanding prior to the forward split have been adjusted to record the effect of the forward split on a retroactive basis.

As at December 31, 2007 and 2006 there were no outstanding stock options or warrants.

NOTE 5– RELATED PARTY TRANSACTIONS

As described in Note 3 the Company entered into an option to purchase agreement with its President on August 4, 2006 and amended September 25, 2007.  The option agreement, if exercised, provides for annual payments of $25,301 ($25,000 CDN) commencing January 1, 2009.

As of December 31, 2007 the Company received advances from a director of the Company in the amount of $5,166.  The amount due to the related party is unsecured and non-interest bearing with no terms of repayment.

These transactions have been recorded at the exchange amount, being the amount of consideration agreed to by the parties.

NOTE 6 – INCOME TAXES

The Company has adopted FASB No. 109 and FIN 48 for reporting purposes. As of December 31, 2007 the Company had net operating loss carry forwards of approximately $37,613 that may be available to reduce future years’ taxable income and will expire beginning in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 7 – FINANCIAL INSTRUMENTS

At December 31, 2007 the Company had the following financial liabilities in Canadian dollars:

	US equivalent	Canadian Dollars

Accrued liabilities	$6,908	$6,825

At December 31, 2007 the US dollar amounts were converted at a rate of $0.9881 Canadian dollar to $1.00 US dollar.

Item 8.      Changes in and Disagreements on Accounting and Financial Disclosures.

None.

Item 8A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Bluebird’s chief executive officer and chief financial officer conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and Rule 15d-15(e) under the Exchange Act.  Based upon his evaluation as of December 31, 2007, he concluded that those disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making the assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”  Based on that assessment, management concluded that, as of December 31, 2007, The Company’s internal control over financial reporting is materially weak due to the lack of segregation of duties.   This is based upon the fact that there is currently only one Officer and Director of the Company.  If and when the Company begins to grow and develop its business plan the Company plans to add additional independence to its accounting methods and procedures, although at this time management has no specific plan regarding this matter.

Our management, including our Chief Executive Officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control.  The design of any system of controls also is partially based on certain assumptions about the likelihood of future events, and we cannot assure you hat any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s financial statements, as of December 31, 2007 has been audited by MacKay LLP, 1100 - 1177 West Hastings Street Vancouver, BC V6E 4T5 an independent chartered accounting firm, as stated in their report, which is included herein.

Item 8B.    Other Information

None

PART III

Item 9.      Directors, Executive Officers, Promoters, and Control Persons.
Our executive officer and director and his age as of the date of this report is as follows:

Directors:

Name of Director	Age

Peter Lawrence Wells	42

Executive Officers:

Name of Officer	Age	Office

Peter Lawrence Wells	42	President, Secretary, Chief Financial Officer & Chief Executive Officer

Biographical Information

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

Mr. Peter Wells has acted as our president, secretary, treasurer, chief executive officer and as our sole director since our incorporation on July 15, 2005.  Mr. Wells is a professional performing arts technician based out of Vancouver, Canada.  After earning a Bachelors Degree in Fine Arts from University of British Columbia, he worked as a performing arts professional in the theater industry in Australia.  Mr. Wells was involved with the production associated with the Opening and Closing Ceremonies for the 2000 Olympic Games in Sydney, Australia. Mr. Wells also coordinates trade show marketing and sales for a host of companies.

Mr. Wells does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Wells intends to devote approximately 10% of his business time to our affairs.

Term of Office

Our sole director is appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our sole officer is appointed by our board of directors and hold office until removed by the board.

No executive Officer or Director has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

Significant Employees

We have no significant employees other than the officers and directors described above.

There are no other persons nominated or chosen to become directors or executive officers, nor do we have any employees other than above mentioned officer and director. The By-laws of the Company require no less than one member on the board of directors and no more than ten.  We have not entered into any employment agreements with any of our employees, and employment arrangements are all subject to the discretion of our board of directors.

Item 10.     Executive Compensation.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation
Peter Lawrence Wells Director, President	2007	0	0	0	0	0	0	0

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2007. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2007.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

The Company did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2007. The Company has also not granted any stock options to the executive officer at any time.

There are no annuity, pension or retirement benefits proposed to be paid to officers, directors or employees of the corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the corporation or any of its subsidiaries, if any.

Item 11.     Security Ownership of Certain Beneficial Owners and Management Related Stockholder Matters.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as it relates to our named Director and executive Officer, and each person known to the Company to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group:

Title of Class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class
Common stock	Peter Lawrence Wells	10,000,000	75.6%
Common stock	All officers and directors as a group that consists of one person	10,000,000	75.6%

Item 12.    Certain Relationships and Related Transactions, and Director Independence.

Currently, there are no contemplated transactions that the Company may enter into with our officers, directors or affiliates. If any such transactions are contemplated we will file such disclosure in a timely manner with the SEC on the proper form making such transaction available for the public to view.

The Company has no formal written employment agreement or other contracts with our current officer, and there is no assurance that the services to be provided by him will be available for any specific length of time in the future.  Mr. Wells devoting at a minimum of twelve to fifteen hours per month of his available time to the Company’s affairs.  The amounts of compensation and other terms of any full time employment arrangements would be determined, if and when, such arrangements become necessary.

DIRECTOR INDEPENDENCE.

The Company has one member of the Board of Directors, Peter Lawrence Wells, whom is also the sole officer of the Company.

At this present time the sole Director; Peter Lawrence Wells represents the sole member of the Audit Committee. The Company has no other committees of the Board.

Item 13.     Exhibits.

The following exhibits are incorporated into this Form 10-KSB Annual Report:

EXHIBIT NO.	DESCRIPTION

23.1	CONSENT OF MACKAY LLP, CHARTERED ACCOUNTANTS
31.1	Certification pursuant to Section 13a-14 of CEO/CFO Peter Lawrence Wells
32.1	Certification pursuant to Section 1350 of CEO/CFO Peter Lawrence Wells

Item 14.     Principal Accounting Fees and Services.

OUR INDEPENDENT ACCOUNTANT

In 2005, the Board of Directors selected as our independent accountant MacKay LLP, 1100 - 1177 West Hastings Street Vancouver, BC V6E 4T5 an independent chartered accounting firm whom audited our financial statements for the years ended December 31, 2006 and 2007.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2006 and 2007 were as follows:

2006	2007
$6,000.00	$9,000.00

2. AUDIT RELATED FEES.

2006	2007
-	$5,822

3. AUDIT RELATED FEES.

Our tax return fees for the years ended December 31, 2006 and 2007 were as follows:

2006	2007
-	-

4. ALL OTHER FEES.

2006	2007
-	-

* Includes bookkeeping services, EDGAR filing fees and legal services.

5 (I). PRE-APPROVAL POLICIES.

Our Audit Committee does not pre-approve any work of our independent auditor, but rather approves independent auditor engagements before each engagement.

5 (II). PERCENTAGE OF SERVICES APPROVED BY OUR AUDIT COMMITTEE.

There were no services performed by our independent auditor of the type described in Item 9(e)(2) of Schedule 14A. Our Audit Committee considers that the work done for us by MacKay LLP is compatible with maintaining MacKay LLP’s independence.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEBIRD EXPLORATION COMPANY

Dated: March ____, 2008	/s/ Peter Lawrence Wells
Peter Lawrence Wells
Chief Executive Officer and
Chief Financial Officer and
Director