Form 10KSB/A
period 2007-12-31
Bluebird Exploration Co.
filed 2008-03-31
CIK 1382574

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-KSB/A
(Amendment No. 1)

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

Transitional Small Business Disclosure Format (Check one):   YES _____     NO __X__

Explanatory Note:

The Company is filing this amendment to its report filed on Form 10-KSB for the period December 31, 2007, as filed with the SEC on March 28, 2008, to correct an error in the filing where the dates for the signatures on the Form 10-KSB and the Officers' Certifications (Exhibits 31.1 & 31.2) were inadvertently omitted.

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

BLUEBIRD EXPLORATION COMPANY

Dated: March 27, 2008	/s/ Peter Lawrence Wells
Peter Lawrence Wells
Chief Executive Officer and
Chief Financial Officer and
Director