Form 10-Q
period 2008-03-31
Bluebird Exploration Co.
filed 2008-05-12
CIK 1382574

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________
FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008
Commission File Number:  333-143767

BLUEBIRD EXPLORATION COMPANY
(Exact Name of Issuer as Specified in Its Charter)

Delaware	1000	N/A
State of Incorporation	Primary Standard Industrial	I.R.S.
	Employer Classification	Identification No.
	Code Number #

Bluebird Exploration Company
209-3608 Deercrest Drive
North Vancouver, BC V7G2S8
Telephone:  604-488-7608
 (Address and Telephone Number of Issuer's Principal Executive Offices)

The Company Corporation
2711 Centerville Road, Suite 400
Wilmington, Delaware 19808
Telephone: 302-636-5440
Facsimile: 302-636-5454
(Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒        No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☒   NO ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES     NO

APPLICABLE ONLY TO CORPORATE ISSUERS
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of May 1, 2008, the registrant had 13,220,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES☐    NO☒

PART I - FINANCIAL INFORMATION - UNAUDITED

Item 1.	BALANCE SHEETS
INTERIM STATEMENTS OF OPERATIONS
INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
INTERIM STATEMENTS OF CASH FLOWS
NOTES TO INTERIM FINANCIAL STATEMENTS
Item 2.	Management's Discussion and Analysis of Financial Condition and Plan of Operations.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibit and Reports on Form 8-K

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

Bluebird Exploration Company
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

MARCH 31, 2008

(Unaudited-Prepared by Management)

 BALANCE SHEETS

 INTERIM STATEMENTS OF OPERATIONS

 INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

BALANCE SHEETS
(Unaudited-Prepared by Management)

	March 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS
Cash	$656	$1,771

TOTAL ASSETS	$656	$1,771

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$21,083	$15,118
Due to related party (Note 6)	5,166	5,166

TOTAL LIABILITIES	26,249	20,284

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
13,220,000 (2006 – 13,220,000) shares of common stock	132	132
Additional paid-in capital	18,968	18,968
Deficit accumulated during the exploration stage	(44,693)	(37,613)

Total Equity ( Deficit)	(25,593)	(18,513)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$656	$1,771

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited- prepared by Management)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Cumulative results of operations from July 15, 2005 (date of inception) to March 31, 2008

EXPENSES

Exploration & development	$-	$-	$6,980
Office and general	180	118	5,322
Professional fees	6,900	500	32,391

NET AND COMPREHENSIVE LOSS	$(7,080)	$(618)	$(44,693)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,220,000	13,220,000

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited-Prepared by Management)
FROM INCEPTION (July 15, 2005) TO MARCH 31, 2008

	Common Stock		Additional Paid-in	Deficit Accumulated During the
	Number of shares	Amount	Capital	Exploration Stage	Total

Balance, July 15, 2005 (Date of Inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.0003 per share - September 30, 2005	10,000,000	100	2,900	-	3,000
Net loss for the period	-	-	-	(702)	(702)
Balance, December 31, 2005	10,000,000	100	2,900	(702)	2,298

Common stock issued for cash @ $0.005 per share - December 14, 2006	3,220,000	32	16,068	-	16,100
Net loss for the year	-	-	-	(8,725)	(8,725)
Balance, December 31, 2006	13,220,000	132	18,968	(9,427)	9,673

Net Loss for year ended December 31, 2007				(28,186)	(28,186)

Balance, December 31, 2007	13,220,000	132	18,968	(37,613)	(18,513)

Net loss for the period ended March 31, 2008	-	-	-	(7,080)	(7,080)
Balance, March 31, 2008	13,220,000	$132	$18,968	$(44,693)	$(25,593)

All share amounts have been restated to reflect the 10 to1 forward split in December 2006.

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited-Prepared by Management)

	Three months ended March 31, 2008	Three months ended March 31, 2007	Cumulative results of operations from inception (July 15, 2005) to March 31, 2008

Cash Flows From Operating Activities
Net loss	$(7,080)	$(618)	$(44,693)

Change in non-cash working capital - accounts payable and accrued liabilities	5,965	500	21,083
Net Cash Used In Operating Activities	(1,115)	(118)	(23,610)

Cash Flows From Investing Activity	-	-	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	-	19,100
Related party advance	-	-	5,166
Net Cash Provided By Financing Activities	-	-	24,266

Net Increase (Decrease) In Cash	(1,115)	(118)	656

Cash, Beginning Of Period	1,771	13,173	-

Cash, End Of Period	$656	$13,055	$656

Supplemental cash flow information.
Cash paid for:
Interest	$-	$-	$-

Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE INTERIM  FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited-Prepared by Management)

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $44,694 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligation and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company filed an SB-2 registration statement with the United States Securities and Exchange Commission to register 3,220,000 shares of common stock for sale. This was accepted. The effective date was July 9, 2007.

NOTE 2 – BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as noted in note 3.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 effective January 1, 2008.

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited-Prepared by Management)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” ("SFAS No. 157"). SFAS 155 establishes framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007 and periods within those fiscal years. The Company adopted SFAS No. 157 effective January 1, 2008.

The Financial Accounting Standards Board has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments  an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No.140”, but they are not expected to have a material effect in Company’s results of operations or financial position.

The adoption of these new pronouncements did not have a material effect on the Company’s financial position or results of operations.

NOTE 4 – NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION EXPENSES

Pursuant to an option to purchase agreement dated August 4, 2006 and amended September 25, 2007, the Company obtained the option to acquire a right to a 100% undivided right, title and interest in a mineral claim in the Nelson Mining Division of British Columbia, Canada by incurring exploration expenditures of at least $7,084 ($7,000 CDN) by September 30, 2008 and a further $25,000($25,000 CDN) by September 30, 2009.  Upon the exercise of the option, the company agrees to pay the vendor, commencing January 1, 2010 the sum of $25,000($25,000 CDN) per annum for so long as the company, or its permitted assigns, holds any interest in the claims.   All obligations are in Canadian dollars.

 The option was acquired from the president of the Company.

NOTE 5– SHARE CAPITAL

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

As at March 31, 2008 and December 31, 2007 there were no outstanding stock options or warrants.

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
MARCH 31, 2008
(Unaudited-Prepared by Management)

NOTE 6– RELATED PARTY TRANSACTIONS

As described in Note 3 the Company entered into an option to purchase agreement with its President on August 4, 2006 and amended September 25, 2007.  The option agreement, if exercised, provides for annual payments of $25,000 ($25,000 CDN) commencing January 1, 2010.

As of March 31, 2008 the Company received advances from a director of the Company in the amount of $5,166.  The amount due to the related party is unsecured and non-interest bearing with no terms of repayment.

These transactions have been recorded at the exchange amount, being the amount of consideration agreed to by the parties.

NOTE 7 – INCOME TAXES

The Company has adopted FASB No. 109 and FIN 48 for reporting purposes. As of March 31, 2008 the Company had net operating loss carry forwards of approximately $44,693 that may be available to reduce future years’ taxable income and will expire beginning in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 8 – FINANCIAL INSTRUMENTS

At March 31, 2008 the Company had the following financial liabilities in Canadian dollars:

	US equivalent	Canadian Dollars

Accrued liabilities	$12,633	$12,633

NOTE 9– SUBSEQUENT EVENTS

As at April 23, 2008 a shareholders loan in the amount of $20,000 Canadian was deposited into the bank account of the Company.

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

The Bluebird claim group is located in the western Kootenai Mountains of southeastern British Columbia, in an area of moderate, locally steep topography with elevations ranging from 920 meters above sea level near Highway 6 to as much as 1850 meters above sea level on Midnight Ridge.  Despite the locally steep slopes, nearly all of the property is accessible on foot, with proper caution.

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

We plan to commence the phase one exploration program on the two mineral claims within the Bluebird group in the second quarter of 2008.  The program and follow-up report should take approximately one month to complete. We will then undertake the phase two work program during the Summer/Fall of 2008.  This program will take approximately one month to complete.  We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for either of these exploration programs.  In addition we anticipate administrative costs in the amount of $16,000 over the next twelve months.

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

Liquidity and Capital Resources

As of March 31, 2008, we have $656 of cash available.  We have current liabilities of $26,249 ($21,083- accounts payable and accrued liabilities and unsecured non-interest bearing loan in the amount of $5,166 due to a related party.)  From the date of inception (July 15, 2005) to March 31, 2008 the Company has recorded a net loss of $44,693 of which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2 (deemed effective July 9, 2007),  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the new proposed business direction.

On April 23, 2008, the Company received proceeds in the amount of $20,000CAD, which was the result of a non-secured shareholder loan.  However, the failure to secure additional adequate outside funding immediately or within the next 60 days would have an adverse affect on our plan of operation and a direct negative impact on shareholder liquidity, which would likely result in a complete loss of any funds invested in the common stock.

To date there is no public market for the Company’s common stock.  Management plans to continue to focus efforts on obtaining quotation of the Company’s common stock on the Over-The-Counter Bulletin Board (OTCBB.)  There can be no guarantee or assurance that they will be successful in accomplishing this task; moreover, even if the common stock is listed on the OTCBB there can be no guarantee that a market would develop for the Company’s common stock. Failure to create a market for the Company’s common stock would result in business failure and a complete loss of any investment made into the Company.

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

The option to acquire the claims is contingent on the Company incurring exploration costs on the claims of a minimum of $7,000USD ($7,000CAD) on or before September 30, 2008; as well as the Company incurring exploration costs on the claims of a further $25,000USD ($25,000CAD) (for aggregate minimum exploration costs of $32,000USD ($32,000CAD)) on or before September 30, 2009.  Upon exercise of the option, the Company agrees to pay the seller, Peter Lawrence Wells, our officer and director, the sum of $25,000USD ($25,000CAD) per annum, commencing January 1, 2010, for so long as the Company holds any interest in the claims.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Peter Lawrence Wells, of the corporation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as required by Sarbanes-Oxley (SOX) Section 404 A. The Company's internal control over financial reporting is a process designed under the supervision of the Company's Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of March 31, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures can result in the Company's determination to its financial statements for the future years.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

We will continue to monitor and  evaluate  the  effectiveness  of our  internal controls and procedures and our internal controls over financial reporting on an ongoing  basis and are  committed  to taking  further  action  and  implementing additional enhancements or improvements, as necessary and as funds allow.

Changes In Internal Controls.

There were no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Submission of Matters to Vote of Security Holders
None.

Item 5. Other Information
None.

Item  6. Exhibits

3.1  Articles of Incorporation*

3.2  By-Laws*

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*Filed previously as an exhibit to the Company’s registration statement with the Commission on June 15, 2007.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluebird Exploration Company.

Dated: May 12, 2008	/s/ Peter Lawrence Wells
Chief Executive Officer and
Chief Financial Officer