Form 10-Q
period 2008-06-30
Bluebird Exploration Co.
filed 2008-08-07
CIK 1382574

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of August 6, 2008, the registrant had 13,220,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):    YES☐    NO☒

PART II - OTHER INFORMATION		Page

Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibit and Reports on Form 8-K	17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

Bluebird Exploration Company
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited-Prepared by Management)

BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

 BALANCE SHEETS
(Unaudited-Prepared by Management)

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS

CURRENT ASSETS
Cash	$773	$1,771

TOTAL ASSETS	$773	$1,771

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$8,330	$15,118
Loan payable (Note 9)	19,333	-
Due to related party (Note 6)	5,166	5,166

TOTAL LIABILITIES	32,829	20,284

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
13,220,000 (December 31, 2007– 13,220,000) shares of common Stock	132	132
Additional paid-in capital	18,968	18,968
Deficit accumulated during the exploration stage	(51,156)	(37,613)

Total Equity ( Deficit)	(32,056)	(18,513)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$773	$1,771

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited- prepared by Management)

	Three months ended June 30, 2008		Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	Cumulative results of operations from July 15, 2005 (date of inception) to June 30, 2008

EXPENSES

Exploration & development		$-	$3,415	$-	$3,415	$6,980
Office and general		3,482	492	3,663	611	8,805
Professional fees		2,980	7,807	9,880	8,307	35,371

NET AND COMPREHENSIVE LOSS	$	(6,462)	$(11,714)	$(13,543)	$(12,333)	$(51,156)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,220,000	13,220,000	13,220,000	13,220,000

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited-Prepared by Management)
FROM INCEPTION (July 15, 2005) TO JUNE 30, 2008

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration
	Number of shares	Amount	Capital	Stage	Total

Balance, July 15, 2005 (Date of Inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.0003 per share - September 30, 2005	10,000,000	100	2,900	-	3,000
Net loss for the period	-	-	-	(702)	(702)
Balance, December 31, 2005	10,000,000	100	2,900	(702)	2,298

Common stock issued for cash @ $0.005 per share. - December 14, 2006	3,220,000	32	16,068	-	16,100
Net loss for the year	-	-	-	(8,725)	(8,725)
Balance, December 31, 2006	13,220,000	132	18,968	(9,427)	9,673

Net loss for the year				(28,186)	(28,186)
Balance, December 31, 2007	13,220,000	132	18,968	(37,613)	(18,513)

Net loss for the period ended June 30, 2008	-	-	-	(13,543)	(13,543)
Balance, June 30, 2008	13,220,000	$132	$18,968	$(51,156)	$(32,056)

All share amounts have been restated to reflect the 10 to1 forward split in December 2006.

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited-Prepared by Management)

	Three months ended June 30, 2008	Three months ended June 30, 2007	Six months ended June 30, 2008	Six months ended June 30, 2007	Cumulative results of operations from inception (July 15, 2005) to June 30, 2008

Cash Flows From Operating Activities
Net loss	$(6,462)	$(11,714)	$(13,543)	$(12,333)	$(51,156)
Change in non-cash working capital -accounts payable and accrued liabilities	(12,754)	7,807	(6,788)	8,309	8,330
Net Cash Used In Operating Activities	(19,216)	(3,907)	(20,331)	(4,024)	(42,826)

Cash Flows From Investing Activity	-	-	-	-	-

Cash Flows From Financing Activities
Proceeds from sale of common stock					19,100
Related party advance					5,166
Loan Advancement	19,333	-	19,333	-	19,333
Net Cash Provided By Financing Activities	19,333	-	19,333	-	43,599

Net Increase (Decrease) In Cash	117	(3,907)	(998)	(4,024)	773

Cash, Beginning Of Period	656	13,055	1,771	13,172	-

Cash, End Of Period	$773	$9,148	$773	$9,148	$773

Supplemental cash flow information.
Cash paid for:
Interest	$-	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO THE INTERIM FINANCIAL STATEMENTS JUNE 30, 2008 (Unaudited-Prepared by Management)

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

The Company has been in the exploration stage since its formation and has yet to realize any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resources properties. The Company has not commenced business operations.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $51,156 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligation and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company filed an SB-2 registration statement with the United States Securities and Exchange Commission to register 3,220,000 shares of common stock for sale. This was accepted. The effective date was July 9, 2007.

NOTE 2 – BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as noted in note 3.

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
JUNE 30, 2008 (Unaudited-Prepared by Management)

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

As at June 30, 2008 and December 31, 2007 there were no outstanding stock options or warrants.

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
JUNE 30, 2008 (Unaudited-Prepared by Management)

NOTE 6– RELATED PARTY TRANSACTIONS

As described in Note 3 the Company entered into an option to purchase agreement with its President on August 4, 2006 and amended September 25, 2007.  The option agreement, if exercised, provides for annual payments of $25,000 ($25,000 CDN) commencing January 1, 2010.

As of June 30, 2008 the Company received advances from a director of the Company in the amount of $5,166.  The amount due to the related party is unsecured and non-interest bearing with no terms of repayment, accordingly fair value can not be reliably determined.

These transactions have been recorded at the exchange amount, being the amount of consideration agreed to by the parties.

NOTE 7 – INCOME TAXES

The Company has adopted FASB No. 109 and FIN 48 for reporting purposes. As of June 30, 2008 the Company had net operating loss carry forwards of approximately $51,156 that may be available to reduce future years’ taxable income and will expire beginning in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carryforwards.

NOTE 8 – FINANCIAL INSTRUMENTS

At June 30, 2008 the Company had the following financial liabilities in Canadian dollars:

	US equivalent	Canadian Dollars

Accrued liabilities	$3,754	$3,870
Loan payable	$19,333	$20,000

NOTE 9– LOAN

As at April 23, 2008 a shareholders loan in the amount of $ 19,333 US ($20,000 Canadian) was deposited into the bank account of the Company. This is an unsecured demand loan with no interest payable, and no fixed terms of repayment, accordingly fair value can not be reliably determined.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON FUNDING AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

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

Plan Of Operation

To date, the Company has not been successful in raising adequate funding to conduct any operations.  In fact, over the course of the previous three months the Company has been required to take advances from a shareholder in the amount of $5,166 USD and a loan from a third party, which is payable on demand in the amount of $19,333 USD in order to pay the expenses relating to maintaining it status as a reporting company with the Securities and Exchange Commission (SEC).  As such the following details relating to the Company’s proposed operation are highly speculative and fully dependant upon raising adequate financing, which it has previously been unsuccessful with.

Based on historical studies done on the area, the Company plans to undertake an initial exploration program consisting of two phases.  The first phase would consist of geological mapping, prospecting and geochemical sampling. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization.  Geochemical sampling involves gathering rock and soil samples from property areas with the most potential to host economically significant mineralization.  All samples gathered are sent to a laboratory where they are crushed and analyzed for metal content.

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

If the proceeds are available we plan to commence the phase one exploration program on the two mineral claims within the Bluebird group in the third or fourth quarter of 2008.  The program and follow-up report should take approximately one month to complete. We will then undertake the phase two work program during the first quarter of 2009.  This program will take approximately one month to complete.  We do not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for either of these exploration programs.  In addition we anticipate administrative costs in the amount of $16,000 over the next twelve months.

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

Liquidity and Capital Resources

As of June 30, 2008, we have $773 of cash available.  We have current liabilities of $32,829.  From the date of inception (July 15, 2005) to June 30, 2008 the Company has recorded a net loss of $51,156, which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2 (deemed effective July 9, 2007),  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the new proposed business direction.

On April 23, 2008, the Company received proceeds in the amount of $19,333, which was the result of a non-secured shareholder loan.  However, the failure to secure additional adequate outside funding immediately or within the next 30-60 days would have an adverse affect on our plan of operation and a direct negative impact on shareholder liquidity, which would likely result in a complete loss of any funds invested in the common stock and may result in the business failing.

The Company recently received approval for the quotation of its common stock on the Over-The-Counter Bulletin Board (OTCBB.)  However, to date there has been no trades of its common stock. There can be no guarantee or assurance that a market will ever develop for the Company’s common stock. Failure to create a market for the Company’s common stock would result a complete loss of any investment made into the Company.

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

As of June 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of June 30, 2008 and communicated the matters to our management.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on the Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

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

Bluebird Exploration Company.

Dated: August 7, 2008	/s/ Peter Lawrence Wells
Peter Lawrence Wells
Chief Executive Officer and
Chief Financial Officer