Form 10-Q
period 2008-09-30
Bluebird Exploration Co.
filed 2008-11-19
CIK 1382574

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
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
Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of November 12, 2008, the registrant had 13,220,000 shares of common stock, $0.0001 par value, issued and outstanding.

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

Bluebird Exploration Company
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(Unaudited-Prepared by Management)

INTERIM BALANCE SHEETS

INTERIM STATEMENTS OF OPERATIONS

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

INTERIM STATEMENTS OF CASH FLOWS

NOTES TO THE INTERIM FINANCIAL STATEMENTS

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
(Unaudited-Prepared by Management)

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
ASSETS

CURRENT ASSETS
Cash	$270	$1,771

TOTAL ASSETS	$270	$1,771

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$11,840	$15,118
Loan payable (Note 8)	19,333	-
Due to related party (Note 6)	5,131	5,166

TOTAL LIABILITIES	36,304	20,284

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 5)
Authorized
75,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
13,220,000 (December 31, 2007– 13,220,000) shares of common stock	132	132
Additional paid-in capital	18,968	18,968
Deficit accumulated during the exploration stage	(55,134)	(37,613)

Total Equity (Deficit)	(36,034)	(18,513)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$270	$1,771

The accompanying notes are an integral part of these interim financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
(Unaudited- prepared by Management)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Cumulative results of operations from July 15, 2005 (date of inception) to September 30, 2008

EXPENSES

Exploration & development	$-	$-	$-	$(3,415)	$(3,415)
Office and general	(1,088)	(1,735)	(4,751)	(2,346)	(17,539)
Professional fees	(2,890)	(5,521)	(12,770)	(13,827)	(34,180)

NET AND COMPREHENSIVE LOSS	$(3,978)	$(7,256)	$(17,521)	$(19,588)	$(55,134)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	13,220,000	13,220,000	13,220,000	13,220,000

The accompanying notes are an integral part of these interim financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited-Prepared by Management)
FROM INCEPTION (July 15, 2005) TO SEPTEMBER 30, 2008

			Additional	Deficit Accumulated During the
	Common Stock		Paid-in	Exploration
	Number of shares	Amount	Capital	Stage	Total

Balance, July 15, 2005 (Date of Inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.0003 per share
- September 30, 2005	10,000,000	100	2,900	-	3,000

Net loss for the period	-	-	-	(702)	(702)
Balance, December 31, 2005	10,000,000	100	2,900	(702)	2,298

Common stock issued for cash @ $0.005 per share - December 14, 2006	3,220,000	32	16,068	-	16,100

Net loss for the year	-	-	-	(8,725)	(8,725)
Balance, December 31, 2006	13,220,000	132	18,968	(9,427)	9,673

Net loss for the year	-	-	-	(28,186)	(28,186)
Balance, December 31, 2007	13,220,000	132	18,968	(37,613)	(18,513)

Net loss for the period ended September 30, 2008	-	-	-	(17,521)	(17,521)
Balance, September 30, 2008	13,220,000	$132	$18,968	$(55,134)	$(36,034)

All share amounts have been restated to reflect the 10 to1 forward split in December 2006.

The accompanying notes are an integral part of these interim financial statements

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS
(Unaudited-Prepared by Management)

	Three months ended September 30, 2008	Three months ended September 30, 2007	Nine months ended September 30, 2008	Nine months ended September 30, 2007	Cumulative results of operations from inception (July 15, 2005) to September 30, 2008

Cash Flows From Operating Activities
Net loss	$(3,978)	$(7,256)	$(17,521)	$(19,588)	$(55,134)
Change in non-cash working capital
-accounts payable and accrued liabilities	3,510	(4,147)	(3,278)	4,160	11,840
Net Cash Used In Operating Activities	(468)	(11,403)	(20,799)	(10,761)	(43,294)

Cash Flows From Investing Activity	-	-	-	-	-

Cash Flows From Financing Activities
Proceeds from sale of common stock	-	-	-	-	19,100
Related party advance	(35)	4,666	(35)	4,666	5,131
Loan Advancement	-	-	19,333	-	19,333
Net Cash Provided By Financing Activities	(35)	4,666	19,298	4,666	43,564

Net Increase (Decrease) In Cash	(503)	(6,737)	(1,501)	(10,762)	270

Cash, Beginning Of Period	773	9,148	1,771	13,173	-

Cash, End Of Period	$270	$2,411	$270	$2,411	$270

Supplemental cash flow information.
Cash paid for:

Interest	$-	$-	$-	$-	$-

Income taxes	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

BLUEBIRD EXPLORATION COMPANY (An Exploration Stage Company) NOTES TO THE INTERIM FINANCIAL STATEMENTS SEPTEMBER 30, 2008 (Unaudited - Prepared by Management)

NOTE 1 – NATURE OF CONTINUANCE OF OPERATIONS

Bluebird Exploration Company (“the Company”) was incorporated in the State of Delaware on July 15, 2005. The Company is an Exploration Stage Company. The Company had acquired an option on a mineral property located in the Nelson Mining Division, British Columbia, Canada, and had not yet determined whether this property contains reserves that are economically recoverable.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. The Company was formed for the purpose of acquiring exploration and development stage natural resources properties. The Company has not commenced business operations.

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $55,134 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligation and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company filed an SB-2 registration statement with the United States Securities and Exchange Commission to register 3,220,000 shares of common stock for sale. This was accepted. The effective date was July 9, 2007.

NOTE 2 – BASIS OF PRESENTATION

These interim financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any interim period or an entire year. The Company applies the same accounting policies and methods in its interim financial statements as those in the most recent audited annual financial statements, except as noted in note 3.

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
SEPTEMBER 30, 2008 (Unaudited-Prepared by Management)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements” ("SFAS No. 157"). SFAS 157 establishes framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements.  The statement is effective for fiscal years beginning after November 15, 2007 and periods within those fiscal years. The Company adopted SFAS No. 157 effective January 1, 2008.

The Financial Accounting Standards Board has issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments  an amendment of FASB Statements No. 133 and 140” and No. 156 “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No.140”, but they are not expected to have a material effect on the Company’s results of operations or financial position.

The adoption of these new pronouncements did not have a material effect on the Company’s financial position or results of operations.

NOTE 4 – NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION EXPENSES

As of September 30, 2008, the Company has lost its option to purchase two mineral claims identified by Tenure Numbers 512465 and 512466 pursuant to the option to purchase agreement dated August 4, 2006 and amended September 25, 2007. The Company had obtained the option to acquire a right to a 100% undivided right, title and interest in a mineral claim in the Nelson Mining Division of British Columbia, Canada by incurring exploration expenditures of at least $6,666 ($7,000 CDN) by September 30, 2008 and a further $23,808 ($25,000 CDN) by September 30, 2009.  Upon the exercise of the option, the Company had agreed to pay the vendor, commencing January 1, 2010 the sum of $23,808 ($25,000 CDN) per annum for so long as the Company, or its permitted assigns, held any interest in the claims.   All obligations are in Canadian dollars.

 The Company failed to expend the required proceeds by September 30, 2008 and has a result the agreement is in default.

NOTE 5– CAPITAL STOCK

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

As at September 30, 2008 and December 31, 2007 there were no outstanding stock options or warrants.

BLUEBIRD EXPLORATION COMPANY
(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 (Unaudited-Prepared by Management)

NOTE 6– RELATED PARTY TRANSACTIONS

As described in Note 4 the Company entered into an option to purchase agreement with its former President on August 4, 2006 and amended September 25, 2007, this agreement was in default at September 30, 2008 and the Company has lost its option.  The option agreement, if exercised, provided for annual payments of $23,808 ($25,000 CDN) commencing January 1, 2010.

As of September 30, 2008 the Company received advances from a director of the Company in the amount of $5,131.  The amount due to the related party is unsecured and non-interest bearing with no terms of repayment.

These transactions have been recorded at the exchange amount, being the amount of consideration agreed to by the parties.

NOTE 7 – INCOME TAXES

The Company has adopted FASB No. 109 and FIN 48 for reporting purposes. As of September 30, 2008 the Company had net operating loss carry forwards of approximately $55,134 that may be available to reduce future years’ taxable income and will expire beginning in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

NOTE 8 – LOAN PAYABLE

On April 23, 2008 a shareholders loan in the amount of $ 19,333 US ($20,000 Canadian) was deposited into the bank account of the Company. This is an unsecured demand loan with no interest payable, and no fixed terms of repayment, accordingly fair value can not be reliably determined.

NOTE 9 – FINANCIAL INSTRUMENTS

At September 30, 2008 the Company had the following financial liabilities in Canadian dollars:
	US equivalent	Canadian Dollars

Accrued liabilities	$6,261	$6,575
Loan payable	$19,046	$20,000

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations.

Description Of Business

Since our inception it was our intent to commence operations as an exploration stage company engaged in mineral exploration.  Up until September 30, 2008 we had owned an option to acquire an undivided 100% beneficial interest in two mineral claims identified by Tenure Numbers 512465 and 512466 located 9 kilometers due south of Nelson, British Columbia, Canada, in the Nelson Mining Division.  The Option Agreement entered into by the Company on August 4, 2006, and amended September 25, 2007, by and between Mr. Peter Lawrence Wells, officer and director, who had the sole beneficial ownership of the claims.  Mr. Wells granted the Company the exclusive right and option to acquire an undivided 100% of the right, title and interest in and to the claims contingent upon the Company incurring exploration costs on the claims of a minimum $7,000 CDN on or before September 30, 2008.

The Company failed to incur the required exploration expense on the claims and as of September 30, 2008 has no interest or option to acquire the above described claims.

Effective August 25, 2008, Peter Wells resigned as a member of the Board of Directors, President and Chief Executive Officer, Principal Financial Officer, Secretary and Treasurer of the Company. Mr. Wells resigned for personal reasons and has no disputes or disagreements with the Company.

Effective August 25, 2008, Mark Fingarson accepted an appointment by the Board of Directors of the Company to act as a member of the Board of Directors, and serve as the Company’s President and Chief Executive Officer, Principal Financial Officer, Secretary and Treasurer, until his successor is duly qualified and elected or appointed.

Mr. Fingarson, age 52, is an entrepreneur who has been involved in the field of corporate security for the past 30 years. Since 1993, Mr. Fingarson has served as the President and CEO of Alfa Security, Inc. of Toronto, Canada, a private company specializing in corporate security, FOBS, keyless entry and personnel monitoring.

Mr. Fingarson’s appointment was made in connection with an arrangement between him and Mr. Wells pursuant to which Mr. Fingarson’s purchased 10,000,000 shares of the Company’s common stock in a private transaction from Mr. Wells. Mr. Fingarson does not have any agreement, arrangement or interested transaction with the Company.

Plan Of Operation

To date, the Company has not been successful in raising adequate funding to conduct any operations.  In fact, over the course of the previous three months the Company has been required to take advances from a director of the Company in the amount of $5,131 USD.  In addition, on April 23, 2008 a shareholders loan in the amount of $19,333 US ($20,000 Canadian) was deposited into the bank account of the Company. This is an unsecured demand loan with no interest payable, and no fixed terms of repayment, accordingly fair value can not be reliably determined.  These funds were required by the Company in order to pay the expenses relating to maintaining its status as a reporting company with the Securities and Exchange Commission (“SEC”).

As of September 30, 2008, the Company failed to expend the required proceeds necessary to maintain its option to acquire the mineral claims identified by Tenure Numbers 512465 and 512466 (described above).  In order to enhance shareholder value the Company may seek other business opportunities in the future.  As such the Company’s future is highly speculative and fully dependant upon obtaining financing, which it has previously been unsuccessful with.

Liquidity and Capital Resources

As of September 30, 2008, we have $270 of cash available.  We have current liabilities of $36,304.  From the date of inception (July 15, 2005) to September 30, 2008 the Company has recorded a net loss of $55,134, which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2 (deemed effective July 9, 2007),  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the new proposed business direction.

On April 23, 2008, the Company received proceeds in the amount of $19,333, which was the result of a non-secured shareholder loan.  Within the third quarter of 2008 the Company received a non-secured loan from a director in the amount of $5,166. However, the failure to secure additional adequate outside funding immediately or within the next 30-60 days would likely result in our business to fail and result in a complete loss of any funds invested in the common stock.

The Company’s common stock is approved for quotation on the Over-The-Counter Bulletin Board (OTCBB) under the ticker symbol BBXP.  However, to date there has been no trades of its common stock. There can be no guarantee or assurance that a market will ever develop for the Company’s common stock. Failure to create a market for the Company’s common stock would result a complete loss of any investment made into the Company.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report the Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with the Company is a party, under which the Company has (i) any obligation arising under a guarantee contract, derivative instrument or variable interest; or (ii) a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Product Research and Development

The Company does not anticipate any costs or expenses to be incurred for product research and development within the next twelve months.

Employees

There are no employees of the Company, excluding the current President and Director, Mark Fingarson, of the corporation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

As of September 30, 2008 management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of September 30, 2008 and communicated the matters to our management.

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

Changes In Internal Controls.

Effective August 25, 2008, Peter Wells resigned as a member of the Board of Directors, President and Chief Executive Officer, Principal Financial Officer, Secretary and Treasurer of the Company. Mr. Wells resigned for personal reasons and has no disputes or disagreements with the Company.

Effective August 25, 2008, Mark Fingarson accepted an appointment by the Board of Directors of the Company to act as a member of the Board of Directors, and serve as the Company’s President and Chief Executive Officer, Principal Financial Officer, Secretary and Treasurer, until his successor is duly qualified and elected or appointed.

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

Bluebird Exploration Company.

Dated: November 19, 2008	/s/ Mark Fingarson
Mark Fingarson
Chief Executive Officer and
Chief Financial Officer