Form 10-Q/A
period 2008-09-30
Bluebird Exploration Co.
filed 2008-11-20
CIK 1382574

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008
Commission File Number:  333-143767

BLUEBIRD EXPLORATION COMPANY
(Exact Name of Issuer as Specified in Its Charter)

Delaware	1000	N/A
State of Incorporation	Primary Standard Industrial	I.R.S.
	Employer Classification	Identification No.
	Code Number #

3148 Kingston Rd
Scarborough, Ontario Canada M1M 1P4
416-543-2869
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

NOTE 10 - SUBSEQUENT EVENTS

On October 30, 2008 the Company filed a Preliminary Information Statement pursuant to Schedule 14(c) (“Information Statement”) of the Securities Act of 1934 with the SEC. Whereby the Board of Directors and the consenting stockholder adopted and approved a resolution to:

1.)
*Effect an amendment to the Company’s Certificate of Incorporation to effect a forward split of all issued and outstanding shares of common stock, at a ratio of eight-for-one (the “Forward Stock Split”);

2.)	*effect an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 200,000,000; and
3.)	*effect an amendment to the Company’s Certificate of Incorporation to effect a change of the Company’s name from “Bluebird Exploration Company” to “Xcellink International Inc.”

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

Material Subsequent Events to the Quarter Ended September 30, 2008

On October 30, 2008 the Company filed a Preliminary Information Statement pursuant to Schedule 14(c) (“Information Statement”) of the Securities Act of 1934 with the SEC. Whereby the Board of Directors and the consenting stockholder adopted and approved a resolution to:

1.)
*Effect an amendment to the Company’s Certificate of Incorporation to effect a forward split of all issued and outstanding shares of common stock, at a ratio of eight-for-one (the “Forward Stock Split”);

2.)	*effect an amendment to the Company’s Certificate of Incorporation to increase the number of authorized shares of common stock from 75,000,000 to 200,000,000; and
3.)	*effect an amendment to the Company’s Certificate of Incorporation to effect a change of the Company’s name from “Bluebird Exploration Company” to “Xcellink International Inc.”

*Shall be effective twenty (20) days after an Information Statement is mailed to stockholders of Bluebird Exploration, which is estimated to be mailed by November 17, 2008.  Except for any changes as a result of the treatment of fractional shares, each stockholder of Bluebird Exploration will hold the same percentage of common stock outstanding immediately following the Forward Stock Split as such stockholder held immediately prior to the split.  Investors must be aware that the above forward split is preliminary information and the Company cannot guarantee or provide any assurance that any of these actions will materialize as described.

Purpose

The Board of Directors believed that it was in the best interests of Bluebird Exploration to implement the Forward Stock Split on the basis that the low number of issued and outstanding shares of common stock of Bluebird Exploration would likely not appeal to brokerage firms and that when trading, the current projected per share price level of our common stock will reduce the effective marketability of our common stock because of the reluctance of many brokerage firms to recommend stock to their clients or to act as market-makers for issuers which do not have a sufficient number of shares of common stock issued and outstanding.

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

Bluebird Exploration Company.

Dated: November 20, 2008	/s/ Mark Fingarson
Mark Fingarson
Chief Executive Officer and
Chief Financial Officer