Form 10-Q/A
period 2008-06-30
Bluebird Exploration Co.
filed 2008-12-01
CIK 1382574

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1

to

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

Commission File Number:  333-143767

BLUEBIRD EXPLORATION COMPANY

(Exact Name of Issuer as Specified in Its Charter)

Delaware	1000	N/A
State of Incorporation	Primary Standard Industrial	I.R.S.
	Employer Classification	Identification No.
	Code Number #

Bluebird Exploration Company

3148 Kingston Road

Scarborough, Ontario, Canada M1M 1P4

Telephone:  (416) 543-2869

 (Address and Telephone Number of Issuer's Principal Executive Offices)

The Company Corporation

2711 Centerville Road, Suite 400

Wilmington, Delaware 19808

Telephone: 302-636-5440 Facsimile: 302-636-5454

(Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Transitional Small Business Disclosure Format (Check one):	YES ☐	NO ☒

PART II - OTHER INFORMATION		Page

Item 1.	Legal Proceedings	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3.	Defaults Upon Senior Securities	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Item 5.	Other Information	19
Item 6.	Exhibits	19

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

The accompanying notes are an integral part of these financial statements

BLUEBIRD EXPLORATION COMPANY

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited-Prepared by Management)

FROM INCEPTION (July 15, 2005) TO JUNE 30, 2008

	Common Stock		Additional Paid-in	Deficit Accumulated During the Exploration
	Number of shares	Amount	Capital	Stage	Total

Balance, July 15, 2005 (Date of Inception)	-	$-	$-	$-	$-

Common stock issued for cash at $0.0003 per share - September 30, 2005	10,000,000	100	2,900	-	3,000
Net loss for the period	-	-	-	(702)	(702)
Balance , December 31, 2005	10,000,000	100	2,900	(702)	2,298

Common stock issued for cash @ $0.005 per share. - December 14, 2006	3,220,000	32	16,068	-	16,100
Net loss for the year	-	-	-	(8,725)	(8,725)
Balance, December 31, 2006	13,220,000	132	18,968	(9,427)	9,673

Net loss for the year				(28,186)	(28,186)
Balance, December 31, 2007	13,220,000	132	18,968	(37,613)	(18,513)

Net loss for the period ended June 30, 2008	-	-	-	(13,543)	(13,543)
Balance, June 30, 2008	13,220,000	$132	$18,968	$(51,156)	$(32,056)

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

(Unaudited - Prepared by Management)

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

(Unaudited - Prepared by Management)

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

NOTE 9– LOAN

As at April 23, 2008 a shareholders loan in the amount of $ 19,333 US ($20,000 Canadian) was deposited into the bank account of the Company. This is an unsecured demand loan with no interest payable , and no fixed terms of repayment, accordingly fair value can not be reliably determined.

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES SUCH AS THE DEPENDENCE OF THE COMPANY ON FUNDING AND THE ADEQUACY OF CASH FLOWS. THESE FORWARD-LOOKING STATEMENTS AND OTHER STATEMENTS MADE ELSEWHERE IN THIS REPORT ARE MADE IN RELIANCE ON THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Plan of Operations .

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4T. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, who also acts as our principal financial officer, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our President and Chief Executive Officer, who also acts as our principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report for the purpose of gathering, analyzing and disclosing of information that the Company is required to disclose in the reports it files under the Exchange Act, within the time periods specified in the SEC’s rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

None.

Item  6. Exhibits

3.1  Articles of Incorporation*

3.2  By-Laws*

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of President and Chief Executive Officer and

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial officer

32.1 Section 1350 Certification of President and Chief Executive Officer and principal financial officer.

*Filed previously as an exhibit to the Company’s registration statement with the Commission on June 15, 2007.

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bluebird Exploration Company

Dated: December 1, 2008	/s/ Mark Fingarson
Mark Fingarson
President and Chief Executive Officer and principal financial officer