Form 10-K
period 2008-12-31
XCELLINK INTERNATIONAL INC.
filed 2009-04-15
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

Commission File Number:  333-143767

_______________________________

XCELLINK INTERNATIONAL, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3148 Kingston Road

Scarborough, Ontario

Canada M1M 1P4

(Address of principal executive offices, including zip code)

(416) 543-2869

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value per share

Title of class	Name of each exchange on which registered
Common Stock. $0.0001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in 405 of the Securities Act.    Yes ☒   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☒   No ☐

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒   No ☐

The common stock was last sold at a price of $0.80 on April 3, 2009. The aggregate market value of the voting and non-voting common equity held by non-affiliates was $19,328,000.

The Registrant had outstanding 104,160,000 shares of Common Stock par value $0.0001 as of April 10, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or portions thereof) are incorporated herein by reference:  registration statement and exhibits thereto filed on Form SB-2 filed on June 15, 2007 and the Information Statement as revised filed on Form DEFR14C are incorporated by reference within Part I and Part II herein.

INDEX

XCELLINK INTERNATIONAL, INC.

PART I.

Cautionary Note

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, which are subject to a number of risks and uncertainties. All statements that are not historical facts are forward-looking statements, including statements about our business strategy, the effect of Generally Accepted Accounting Principles ("GAAP") pronouncements, uncertainty regarding our future operating results and our profitability, anticipated sources of funds and all plans, objectives, expectations and intentions and the statements regarding future potential revenue, gross margins and our prospects for fiscal 2009. These statements appear in a number of places and can be identified by the use of forward-looking terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "future," "intend," or "certain" or the negative of these terms or other variations or comparable terminology, or by discussions of strategy.

Actual results may vary materially from those in such forward-looking statements as a result of various factors that are identified in "Item 1A.—Risk Factors" and elsewhere in this document. No assurance can be given that the risk factors described in this Annual Report on Form 10-K are all of the factors that could cause actual results to vary materially from the forward-looking statements. References in this Annual Report on Form 10-K to (i) the "Company," the "Registrant," "Xcellink” "we," "our," “XCEL” and "us" refer to Xcellink International, Inc.

Investors and security holders may obtain a free copy of the Annual Report on Form 10-K and other documents filed by XCEL with the Securities and Exchange Commission ("SEC") at the SEC's website at http://www.sec.gov. Free copies of the Annual Report on Form 10-K and other documents filed by XCEL with the SEC may also be obtained from the Company by directing a request to Xcellink International, Inc., Attention: Mark Fingarson, 3148 Kingston Road

Scarborough, Ontario Canada M1M 1P4.

ITEM 1	BUSINESS.

In General

XCEL was incorporated on July 15, 2005, in the state of Delaware under the name Bluebird Explorations Company. In the fourth quarter of 2008 Bluebird due to its inability to obtain financing and elected to change its name to Xcellink International, Inc., a name the Board of Directors determined was universally more appealing to potential investors. XCEL has never declared bankruptcy, it has never been in receivership, and it has never been involved in any legal action or proceedings. Since becoming incorporated, XCEL has not made any significant purchase or sale of assets, nor has it been involved in any mergers, acquisitions or consolidations.  The Company has not had revenues from operations since its inception and/or any interim period in the current fiscal year

We intend to commence operations as an exploration stage company. We will be engaged in the exploration of mineral properties with a view to exploiting any mineral deposits we discover.  We own an option to acquire an undivided 100% beneficial interest in two mineral claims in the Nelson Mining Division, located due south of Nelson, British Columbia, Canada. There is no assurance that a commercially viable mineral deposit exists on the claims.  We do not have any current plans to acquire interests in additional mineral properties, though we may consider such acquisitions in the future.

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

XCEL has not conducted any product research and development since inception. There was no purchase or sale of any plant and or significant equipment. We have no patents, trademarks licenses, or labor contracts. We currently are not aware of any governmental approval required to conduct our business.

Our common stock is quoted on the Over-the-Counter Bulletin Board (OTCBB) under the ticker symbol XCEL. Our stock is very thinly traded. We cannot provide any guarantee or assurance the market for our common stock will ever improve in the future.  If such a market is not developed shareholders may not be able to sell their shares and would likely lose their entire investment.

Other than Mark Fingarson officer and director of the Company there are no other employees.  Currently he is donating his time to the development of the Company. There is no employment agreement by and between us and Mr. Fingarson.

Bluebird Claim Purchase Agreement

On August 4, 2006, Bluebird Exploration Company (“the Company”) entered into an Option to Purchase Agreement with Peter Lawrence Wells, our former officer and director, who is the sole beneficial owner of 100% of the two mineral claims identified by Tenure Numbers 512465 and 512466 located 9 kilometers due south of Nelson, British Columbia, Canada, in the Nelson Mining Division. The agreement grants the Company the exclusive right and option to acquire an undivided 100% of the right, title and interest in and to the claims upon satisfying certain terms and conditions.  On September 25, 2007 this agreement was amended by the parties.

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

The Company currently is in default of its financial obligation to the Company’s former president & CEO Peter Wells having not made its 7,000 payment due on September 30, 2008. The company is actively attempting to raise capital to correct its default position, even though there is no formal arrangement between the Company and Mr. Wells the company feels upon raising financing through private placement or promissory note that it will be able to become current with Mr. Wells and reinstate its option agreement. There can be no assurances that the Company will be able to raise additional financing and reinstate its option agreement with Mr. Wells.

ITEM 1A

Factors Affecting Future Operating Results

This Annual Report on Form 10-K contains forward-looking statements concerning our future programs, expenses, revenue, liquidity and cash needs as well as our plans and strategies. These forward-looking statements are based on current expectations and we assume no obligation to update this information, except as required by applicable laws and regulations. Numerous factors could cause actual results to differ significantly from the results described in these forward-looking statements, including the following risk factors.

Because our auditors have issued a going concern opinion, there is substantial uncertainty we will continue activities in which case you could lose your investment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months. As such we may have to cease activities and you could lose your investment.

We lack an operating history and have losses which we expect to continue into the future. As a result, we may have to suspend or cease activities, which would result in a complete loss of any investment made into the Company.

We were incorporated on July 15, 2005 and we have not started our proposed business activities or realized any revenues. Since inception we have accumulated a loss of $66,110. We have no operating history upon which an evaluation of our future success or failure can be made. Based upon current plans, we expect to incur operating losses in future periods. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease activities.

If we are able to complete financing through the sale of additional shares of our common stock in the future, then shareholders will experience dilution.

The most likely source of future financing presently available to us is through the sale of shares of our common stock. Any sale of common stock will result in dilution of equity ownership to existing shareholders. This means that if we sell shares of our common stock, more shares will be outstanding and each existing shareholder will own a smaller percentage of the shares then outstanding. To raise additional capital we may have to issue additional shares, which may substantially dilute the interests of existing shareholders. Alternatively, we may have to borrow large sums, and assume debt obligations that require us to make substantial interest and capital payments.

We are subject to the requirements of section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with section 404 or if the costs related to compliance are significant, our profitability, stock price and results of operations and financial condition could be materially adversely affected.

We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act of 2002, which require us to maintain an ongoing evaluation and integration of the internal controls of our business. We were required to document and test our internal controls and certify that we are responsible for maintaining an adequate system of internal control procedures for the year ended December 31, 2008. In subsequent years, our independent registered public accounting firm will be required to opine on those internal controls and management’s assessment of those controls. In the process, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review.

We evaluated our existing controls for the year ended December 31, 2008. Our Chief Executive Officer and Chief Financial Officer identified material weaknesses in our internal control over financial reporting and determined that we did not maintain effective internal control over financial reporting as of December 31, 2008. The identified material weaknesses did not result in material audit adjustments to our 2008 financial statements; however, uncured material weaknesses could negatively impact our financial statements for subsequent years.

We cannot be certain that we will be able to successfully complete the procedures, certification and attestation requirements of Section 404 or that our auditors will not have to report a material weakness in connection with the presentation of our financial statements. If we fail to comply with the requirements of Section 404 or if our auditor’s report such material weakness, the accuracy and timeliness of the filing of our annual report may be materially adversely affected and could cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal controls over financial reporting could result in an increased chance of fraud and the loss of customers, reduce our ability to obtain financing and require additional expenditures to comply with these requirements, each of which could have a material adverse effect on our business, results of operations and financial condition.

Further, we believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. If the time and costs associated with such compliance exceed our current expectations, our results of operations could be adversely affected.

ITEM 1B	UNRESOLVED STAFF COMMENTS

None

ITEM 2	PROPERTIES.

We do not own any property; the principal offices are located 3148 Kingston Road

Scarborough, Ontario Canada M1M 1P4.

ITEM 3	LEGAL PROCEEDINGS.

XCEL is not currently a party to any legal proceedings. XCEL’s agent for service of process in Delaware is: The Company Corporation, 2711 Centerville Rd., Suite 400, Wilmington DE 19808.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October, 30 2008 the Board of Directors and Consenting Shareholders representing a majority of outstanding common voting shares held a meeting and voted on the following:

1.)

Amend the certificate of incorporation to affect a forward split of the common stock at a ratio of 8:1. The Board determined it was necessary to increase the number of common shares outstanding in order to appeal to brokerage firms and make the common stock more marketable.

2.)	Amend the certificate of incorporation to increase the number of authorized shares from 75,000,000 to 200,000,000.

3.)

Amend the certificate of incorporation to effect a name change from Bluebird Exploration Company to Xcellink International, Inc., a name that the Board of Directors determined would be more universally appealing to potential investors.

Additional details of the above Board actions can be viewed on the SEC’s website (EDGAR) under the Company’s filing DEFR14C, filed on December 10, 2008.

PART II

ITEM 5	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCBB under the symbol XCEL. The stock is thinly traded and last traded on April 4, 2009 at $0.80. We cannot provide any guarantee that the market for the common stock will improve in the future.

The authorized common stock of the Company consists of 200,000,000 shares with par value of $0.0001.

During 2008 XCEL the Company had no sales of unregistered securities.

We did not declare or pay dividends during the Fiscal Year 2008 and do not anticipate declaring or paying dividends in fiscal year 2009.

We had no equity compensation plan in 2008.

ITEM 6	SELECTED FINANCIAL DATA.

Summary of Financial Data

As of December 31, 2008

Revenues	$0

Operating Expenses	$56,683

Earnings (Loss)	$(66,110)

Total Assets	$687

Liabilities	$48,697

Shareholders’ Equity	$(48,010)

ITEM 7	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of Xcellink International, Inc. This discussion and analysis should be read in conjunction with our financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Critical Accounting Policies

The preparation of our consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements. There have been no material changes to these policies during fiscal 2008.  As of December 31, 2008 the Company has not identified any critical estimates that are used in the preparation of the financial statements.

Liquidity and Capital Resources. At the end of fiscal year 2008 we had $687 of cash on hand available and we had $48,697 of liabilities. We must secure additional funds in order to continue our business. We cannot provide any assurance that we will be able to raise additional proceeds or secure additional loans in the future to cover our expenses related to developing our business; we cannot provide any assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  If we are unable to accomplish raising adequate funds then it would be likely that any investment made into the Company would be lost in its entirety.

Results of Operations. We have not begun operations and we have not generated any revenues. Total expenses in the fiscal year ending December 31, 2008 were $ 28,497 resulting in an operating loss. The operating loss for the period is a result of professional fess of $21,920, office and general expenses of $6,577. Since incorporation we have incurred a loss of $66,110.

Off-Balance Sheet Arrangements. None

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We do not currently hold any market risk sensitive instruments entered into for hedging transaction risks related to foreign currencies. In addition, we have not entered into any transactions with derivative financial instruments for trading purposes.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Audited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Xcellink International Inc

(A Development Stage Company)

We have audited the accompanying balance sheet of Xcellink International Inc (A Development Stage Company) as of [December 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008 and since inception on July 15, 2005 through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financials statements of Xcellink International Inc as of December 31, 2007 were audited by other auditors whose report dated March 11, 2008, expressed an unqualified opinion on those statements.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Xcellink International Inc (A Development Stage Company) as of December 31, 2008, and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008 and since inception on July 15, 2005 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $66,110, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

April 14, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

(An Exploration Stage Company)

BALANCE SHEETS

(Audited)

	December 31, 2008	December 31, 2007
ASSETS

CURRENT ASSETS
Cash	$ 687	$ 1,771

TOTAL ASSETS	$ 687	$ 1,771

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 16,450	$ 15,118
Loan payable (Note 8)	19,333	-
Due to related party (Note 6)	12,914	5,166

TOTAL LIABILITIES	48,697	20,284

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 5)
Authorized
200,000,000 shares of common stock, $0.0001 par value, Issued and outstanding 104,160,000 (December 31, 2007– 13,220,000) shares of common Stock	10,416	132
Additional paid-in capital	7,684	18,968
Deficit accumulated during the exploration stage	(66,110)	(37,613)

Total Equity (Deficit)	(48,010)	(18,513)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$ 687	$ 1,771

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Audited)

	Twelve months ended December 31, 2008	Twelve months ended December 31, 2007	Cumulative results of operations from July 15, 2005 (date of inception) to December 31, 2008

EXPENSES

Exploration & development	$ -	$ (3,415)	$ (6,980)
Office and general	(6,577)	(4,062)	(11,718)
Professional fees	(21,920)	(20,710)	(47,412)

NET AND COMPREHENSIVE LOSS	$ (28,497)	$ (28,187)	$ (66,110)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	104,160,000	104,160,000

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Audited)

FROM INCEPTION (July 15, 2005) TO DECEMBER 31, 2008

	Common Stock	Additional Paid-in	Deficit Accumulated During the Exploration
	Number of shares	Amount	Capital	Stage	Total

Balance, July 15, 2005 (Date of Inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.0000375 per share - September 30, 2005	80,000,000	8,000	(5,000)	-	3,000
Net loss for the period	-	-	-	(702)	(702)
Balance, December 31, 2005	80,000,000	8,000	(5,000)	(702)	2,298

Common stock issued for cash at $0.000625 per share - December 14, 2006	25,760,000	2,576	13,524	-	16,100
Net loss for the year	-	-	-	(8,725)	(8,725)
Balance, December 31, 2006	105,760,000	10,576	8,524	(9,427)	9,673

Net loss for the year	-	-	-	(28,186)	(28,186)
Balance, December 31, 2007	105,760,000	10,576	8,524	(37,613)	(18,513)

Common Stock Redeemed for cash at $0.000625 per share – October 15, 2008	(1,600,000)	(160)	(840)	-	(1,000)
Net loss for the period ended December 31, 2008	-	-	-	(28,497)	(28,497)
Balance, December 31, 2008	104,160,000	$10,416	$7,684	$(66,110)	$(48,010)

All share amounts have been restated to reflect the 8 to1 forward split in October 2008.

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Audited)

	Twelve months ended December 31, 2008	Twelve months ended December 31, 2007	Cumulative results of operations from inception (July 15, 2005) to December 31, 2008

Cash Flows From Operating Activities
Net loss	$ (28,496)	$ (28,187)	$ (56,683)
Change in non-cash working capital
-accounts payable and accrued liabilities	332	15,118	15,450
Net Cash Used In Operating Activities	(28,164)	(13,069)	(41,233)

Cash Flows From Financing Activities
Proceeds from sale of common stock Related party advance Loan Advancement	- 7,747 19,333	19,100 (4,260) -	19,100 3,487 19,333
Net Cash Provided By Financing Activities	27,080	14,840	41,920

Net Increase (Decrease) In Cash	(1,084)	1,771	687

Cash, Beginning Of Period	1,771	-	-

Cash, End Of Period	$ 687	$1,771	$ 687

Supplemental cash flow information.

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc. formerly known as Bluebird Exploration Company Inc. (An Exploration Stage Company) NOTES TO THE FINANCIAL STATEMENTS DECEMBER 31, 2008 (Audited)

NOTE 1 – NATURE OF CONTINUANCE OF OPERATIONS

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

These financial statements have been prepared on a going concern basis. The Company has incurred losses since inception resulting in an accumulated deficit of $66,110 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligation and repay its liabilities arising from normal business operations when they come due. Management has plans to seek additional capital through a private placement and public offering of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The Company filed an SB-2 registration statement with the United States Securities and Exchange Commission to register 3,220,000 shares of common stock for sale. This was accepted. The effective date was July 9, 2007.

NOTE 2 – BASIS OF PRESENTATION

These financial statements have been prepared in accordance with U.S. generally accepted accounting principles for financial information and with the instructions to Form 10-Q and Item 310(b) of Regulation S. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

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

Segmented Reporting

SFAS Number 131, “Disclosure About Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services the entity provides, the material countries in which it holds assets and reports revenues and its major customers. For the period ended December 31, 2007, all operations took place in British Columbia, Canada

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 (Audited)

NOTE 2 – BASIS OF PRESENTATION (continued)

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

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 (Audited)

NOTE 2 – BASIS OF PRESENTATION (continued)

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

As at December 31, 2008 the Company had not adopted a stock option plan nor had it granted any stock options. Accordingly no stock-based compensation has been recorded to date.

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial positionand results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS DECEMBER 31, 2008 (Audited)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its consolidated financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section

XCELLINK INTERNATIONAL Inc.

(An Exploration Stage Company)

formerly known as

Bluebird Exploration Company Inc.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 (Audited)

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008

(that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations’. This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB, issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning March 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement March 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

XCELLINK INTERNATIONAL Inc.

(An Exploration Stage Company)

formerly known as

Bluebird Exploration Company Inc.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 (Audited)

NOTE 4 – NATURAL RESOURCE PROPERTIES and RELATED EXPLORATION EXPENSES

As of December 31, 2008, the Company has lost its option to purchase two mineral claims identified by Tenure Numbers 512465 and 512466 pursuant to the option to purchase agreement dated August 4, 2006 and amended September 25, 2007. The Company had obtained the option to acquire a right to a 100% undivided right, title and interest in a mineral claim in the Nelson Mining Division of British Columbia, Canada by incurring exploration expenditures of at least $6,666 ($7,000 CDN) by December 31, 2008 and a further $23,808 ($25,000 CDN) by September 30, 2009. Upon the exercise of the option, the Company had agreed to pay the vendor, commencing January 1, 2010 the sum of $23,808 ($25,000 CDN) per annum for so long as the Company, or its permitted assigns, held any interest in the claims. All obligations are in Canadian dollars.

The Company failed to expend the required proceeds by December 31, 2008 and has a result the agreement is in default.

NOTE 5– CAPITAL STOCK

On September 30, 2005, the Company issued 10,000,000 common shares at $0.0003 for total cash proceeds of $3,000 to the president and director of the Company.

On December 14, 2006, the Company issued 3,220,000 common shares at $0.005 for total proceeds of $16,100.

On December 19, 2006 the Company split its shares on a ten for one basis..

On October 15, 2008 the Company redeemed 200,000 common shares at $0.005 for total cost of $1,000. On the same day the Company split its shares on an eight to one basis. All references in these financial statements to a number of shares, price and weighted average number of common shares outstanding prior to the forward split have been adjusted to record the effect of the forward split on a retroactive basis

As at December 31, 2008 and December 31, 2007 there were no outstanding stock options or warrants.

NOTE 6– RELATED PARTY TRANSACTIONS

As described in Note 4 the Company entered into an option to purchase agreement with its former President on August 4, 2006 and amended September 25, 2007, this agreement was in default at December 31, 2008 and the Company has lost its option. The option agreement, if exercised, provided for annual payments of $23,808 ($25,000 CDN) commencing January 1, 2010.

As of December 31, 2008 the Company received advances from a director of the Company in the amount of $12,914. The amount due to the related party is unsecured and non-interest bearing with no terms of repayment.

These transactions have been recorded at the exchange amount, being the amount of consideration agreed to by the parties.

XCELLINK INTERNATIONAL Inc.

(An Exploration Stage Company)

formerly known as

Bluebird Exploration Company Inc.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2008 (Audited)

NOTE 7 – INCOME TAXES

The Company has adopted FASB No. 109 and FIN 48 for reporting purposes. As of December 31, 2008 the Company had net operating loss carry forwards of approximately $66,110 that may be available to reduce future years’ taxable income and will expire beginning in 2025. Availability of loss usage is subject to change of ownership limitations under Internal Revenue Code 382. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the future tax loss carry-forwards.

NOTE 8 – LOAN PAYABLE

On April 23, 2008 a shareholders loan in the amount of $ 19,333 US ($20,000 Canadian) was deposited into the bank account of the Company. This is an unsecured demand loan with no interest payable, and no fixed terms of repayment, accordingly fair value can not be reliably determined.

NOTE 9 – FINANCIAL INSTRUMENTS

At December 31, 2008 the Company had the following financial liabilities in Canadian dollars:

	US equivalent	Canadian Dollars

Loan payable	$19,533	$20,000

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A(T)	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Management of Xcellink Interantional, Inc. is responsible for maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In addition, the disclosure controls and procedures must ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required financial and other required disclosures.

At the end of the period covered by this report, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Principal Executive Officer, Principal Financial and Accounting Officer, Mark Fingarson. Based on his evaluation of our disclosure controls and procedures, he concluded that during the period covered by this report, such disclosure controls and procedures were not effective to detect the inappropriate application of US GAAP standards. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered to be “material weaknesses.”

XCEL will continue to create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, XCEL will enhance and test our year-end financial close process. Additionally, XCEL’s audit committee will increase its review of our disclosure controls and procedures. Finally, we plan to designated individuals responsible for identifying reportable developments. We believe these actions will remediate the material weakness by focusing additional attention and resources in our internal accounting functions. However, the material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting as of December 31, 2008 was not effective in the specific areas described in the “Disclosure Controls and Procedures” section above and as specifically described in the paragraphs below.

As of December 31, 2008 the Principal Executive Officer/Principal Financial Officer identified the following specific material weaknesses in the Company’s internal controls over its financial reporting processes:

• Policies and Procedures for the Financial Close and Reporting Process — Currently there are no policies or procedures that clearly define the roles in the financial close and reporting process. The various roles and responsibilities related to this process should be defined, documented, updated and communicated. Failure to have such policies and procedures in place amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Representative with Financial Expertise — For the year ending December 31, 2008, the Company did not have a representative with the requisite knowledge and expertise to review the financial statements and disclosures at a sufficient level to monitor the financial statements and disclosures of the Company. Failure to have a representative with such knowledge and expertise amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Adequacy of Accounting Systems at Meeting Company Needs — The accounting system in place at the time of the assessment lacks the ability to provide high quality financial statements from within the system, and there were no procedures in place or built into the system to ensure that all relevant information is secure, identified, captured, processed, and reported within the accounting system. Failure to have an adequate accounting system with procedures to ensure the information is secure and accurately recorded and reported amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

• Segregation of Duties — Management has identified a significant general lack of definition and segregation of duties throughout the financial reporting processes. Due to the pervasive nature of this issue, the lack of adequate definition and segregation of duties amounts to a material weakness to the Company’s internal controls over its financial reporting processes.

In light of the foregoing, once we have the adequate funds, management plans to develop the following additional procedures to help address these material weaknesses:

• XCEL will create and refine a structure in which critical accounting policies and estimates are identified, and together with other complex areas, are subject to multiple reviews by accounting personnel. In addition, we plan to enhance and test our month-end and year-end financial close process. Additionally, our audit committee will increase its review of our disclosure controls and procedures. We also intend to develop and implement policies and procedures for the financial close and reporting process, such as identifying the roles, responsibilities, methodologies, and review/approval process. We believe these actions will remediate the material weaknesses by focusing additional attention and resources in our internal accounting functions. However, the material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

This report shall not be deemed to be filed for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liabilities of that section, and is not incorporated by reference into any filing of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

ITEM 9B	OTHER INFORMATION.

None

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table provides the names and addresses of each person known to XCEL to own more than 5% of the outstanding common stock as of December 31, 2008, and by the Officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	Percent of class(1)

Common Stock	(2) Mark Fingarson	10,000,000, shares	75.6%
	3148 Kingston Road Scarborough, Ontario Canada M1M 1P4.

Total Ownership		10,000,000 shares	75.6%

(1)	The percent of class is based on 13,220,000 shares of common stock issued and outstanding as of December 31, 2008.
(2)	Mr. Fingarson is the Company’s President, Chief Executive Officer, Secretary, Treasurer and Director

DIRECTOR, EXECUTIVE OFFICER, PROMOTERS AND CONTROL PERSONS

XCEL’ executive Officer, Director and Control affiliate and their respective ages as of December 31, 2008 are as follows:

Directors:

Name of Director	Age

Mark Fingarson	53

Executive Officers:

Name of Officer	Age	Office

Mark Fingarson	53	President, Chief Executive Officer, Secretary, Treasurer

The term of office for each director is one year, or until the next annual meeting of the shareholders.

Biographical Information

Set forth below is a brief description of the background and business experience of our executive Officers and Directors for the past five years.

Mark Fingarson, President, Chief Executive Officer, Secretary, Treasurer and Director.

Effective August 25, 2008, Mark Fingarson accepted an appointment by the Board of Directors of the Company to act as a member of the Board of Directors, and serve as the Company’s President and Chief Executive Officer, Principal Financial Officer, Secretary and Treasurer, until his successor is duly qualified and elected or appointed.

Mr. Fingarson, age 53, is an entrepreneur who has been involved in the field of corporate security for the past 30 years. Since 1993, Mr. Fingarson has served as the President and CEO of Alfa Security, Inc. of Toronto, Canada, a private company specializing in corporate security, FOBS, keyless entry and personnel monitoring.

Mr. Fingarson’s appointment was made in connection with an arrangement between him and Mr. Wells pursuant to which Mr. Fingarson purchased 10,000,000 shares of the Company’s common stock in a private transaction, as further described on Form 8-K filed August 29, 2008.

XCEL’ Officer and Director has not been involved, during the past five years, in any bankruptcy proceeding, conviction or criminal proceedings; has not been subject to any order, judgment, or decree, not subsequently reversed or suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and has not been found by a court of competent jurisdiction, the Commission or the Commodity Futures trading Commission to have violated a federal or state securities or commodities law.

Significant Employees. We do not employ any non-officers who are expected to make a significant contribution to its business.

Corporate Governance

Nominating Committee. We have not established a Nominating Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Nominating Committee.

Audit Committee. We have has not established an Audit Committee because of our limited operations; and because we have only one director and officer, we believe that we are able to effectively manage the issues normally considered by a Audit Committee.

ITEM 11	EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

Name and principal position	Fiscal Year	Salary	Bonus	Other annual compensation	Restricted Stock award(s)	Securities underlying options/ SARs	LTIP payouts	All other compensation

Mark Fingarson	2007 2008	0	0	0	0	0	0	0
Officer/ Director

Peter Lawrence Wells	2007 2008	0	0	0	0	0	0	0
Officer/ Director

There has been no cash payment paid to the executive officer for services rendered in all capacities to us for the period ended December 31, 2008. There has been no compensation awarded to, earned by, or paid to the executive officer by any person for services rendered in all capacities to us for the fiscal period ended December 31, 2008.  No compensation is anticipated within the next six months to any officer or director of the Company.

Stock Option Grants

We did not grant any stock options to the executive officer during the most recent fiscal period ended December 31, 2008.  We have also not granted any stock options to the executive officer of the Company.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to XCEL to own more than 5% of the outstanding common stock as of December 31, 2008, and by the management of the Company.

Title of class	Name and address of beneficial owner	Amount of beneficial ownership	*Percent of class

Common Stock	Mark Fingarson	80,000,000, shares	75.6%
3148 Kingston Road Scarborough, Ontario Canada M1M 1P4.

*The percent of class is based on 104,160,000 shares of common stock issued and outstanding as of December 31, 2008

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Fingarson purchased 10,000,000 (pre split) shares of the Company’s common stock in a private transaction from Mr. Wells the Company’s past president and CEO as further described on Form 8-K filed August 29, 2008.

Other than the above detailed transaction there were no material transactions between the Company and any Officer, Director or related party of any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

-The Officers and Directors;

-Any person proposed as a nominee for election as a director;

-Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to the outstanding shares of common stock;

-Any relative or spouse of any of the foregoing persons who have the same house as such person.

Any future transactions between us and our Officers, Directors, and Affiliates will be on terms no less favorable to us than can be obtained from unaffiliated third parties. Such transactions with such persons will be subject to approval of our Board of Directors.

ITEM 14	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

As of December 31, 2008 the Company has incurred auditing expenses of approximately $12,000 which includes bookkeeping and auditing services.  There were no other audit related services or tax fees incurred.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents have been filed as a part of this Annual Report on Form 10-K.

1.	Financial Statements

2.	Financial Statement Schedules.

All schedules are omitted because they are not applicable or not required or because the required information is included in the Financial Statements or the Notes thereto.

3.	Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Annual Report:

23.1	Consent of MacKay, LLP
23.2	Consent of Moore & Associates
31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer
31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer **

*	Included in Exhibit 31.1
**	Included in Exhibit 32.1

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XCELLINK INTERNATIONAL, INC.

By:	/s/ Mark Fingarson
Mark Fingarson
President
Chief Executive Officer
Chief Financial Officer
Chief Accounting Officer
Director

Date: April 14, 2009