Form 10-Q
period 2009-03-31
XCELLINK INTERNATIONAL INC.
filed 2009-05-20
CIK 1382574

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the quarterly period ended May 31, 2009

Commission File Number:  333-143767

Xcellink International Inc.

(formerly Blue Bird Exploration Company)

(Exact Name of Issuer as Specified in Its Charter)

Delaware	1000	N/A
State of Incorporation	Primary Standard Industrial	I.R.S.
	Employer Classification	Identification No.
	Code Number #

Xcellink International Inc.

3148 Kingston Road

Scarborough, Ontario, Canada M1M 1P4

Telephone:  (416) 543-2869

 (Address and Telephone Number of Issuer's Principal Executive Offices)

The Company Corporation

2711 Centerville Road, Suite 400

Wilmington, Delaware 19808

Telephone: 302-636-5440 Facsimile: 302-636-5454

(Name, Address, and Telephone Number of Agent)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes x    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

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

Transitional Small Business Disclosure Format (Check one):	YES ☐	NO ☒

PART II - OTHER INFORMATION		Page

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash	$ 655	$ 687

TOTAL ASSETS	$ 655	$ 687

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 18,400	$ 16,450
Loan payable (Note 8)	19,333	19,333
Due to related party (Note 6)	22,831	12,914

TOTAL LIABILITIES	60,564	48,697

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock (Note 5)
Authorized
200,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
104,160,000 shares of common stock	10,416	10,416
Additional paid-in capital	7,684	7,684
Deficit accumulated during the exploration stage	(78,009)	(66,110)

Total Equity (Deficit)	(59,909)	(48,010)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$ 655	$ 687

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Cumulative results of operations from July 15, 2005 (date of inception) to March 31, 2009

EXPENSES

Exploration & development	$ -	$ -	$ (6,980)
Office and general	(2,845)	(180)	(14,564)
Professional fees	(9,054)	(6,900)	(56,465)

NET AND COMPREHENSIVE LOSS	$ (11,899)	$ (7,080)	$ (78,009)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	104,160,000	104,160,000

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FROM INCEPTION (July 15, 2005) TO MARCH 31, 2009

	Common Stock	Additional Paid-in	Deficit Accumulated During the Exploration
	Number of shares	Amount	Capital	Stage	Total

Balance, July 15, 2005 (Date of Inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.0000375 per share
- September 30, 2005	80,000,000	8,000	(5,000)	-	3,000
Net loss for the period	-	-	-	(702)	(702)
Balance, December 31, 2005	80,000,000	8,000	(5,000)	(702)	2,298

Common stock issued for cash at $0.000625 per share - December 14, 2006	25,760,000	2,576	13,524	-	16,100
Net loss for the year	-	-	-	(8,725)	(8,725)
Balance, December 31, 2006	105,760,000	10,576	8,524	(9,427)	9,673

Net loss for the year	-	-	-	(28,186)	(28,186)
Balance, December 31, 2007	105,760,000	10,576	8,524	(37,613)	(18,513)

Common Stock Redeemed for cash at $0.000625 per share – October 15, 2008	(1,600,000)	(160)	(840)	-	(1,000)
Net loss for the year	-	-	-	(28,497)	(28,497)
Balance, December 31, 2008	104,160,000	$ 10,416	$ 7,684	$ (66,110)	$ (48,010)
Net Loss for the period	-		-	(11,899)	(11,899)
Balance, March 31, 2009	-		-	$ (78,009)	$ (59,909)

All share amounts have been restated to reflect the 8 to1 forward split in October 2008.

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended March 31, 2009	Three months ended March 31, 2008	Cumulative results of operations from inception (July 15, 2005) to March 31, 2009

Cash Flows From Operating Activities
Net loss	$ (11,899)	$ (7,080)	$ (78,009)
Change in non-cash working capital
-accounts payable and accrued liabilities	1,950	5,965	18,400
Net Cash Used In Operating Activities	(9,949)	(1,115)	(59,609)

Cash Flows From Financing Activities
Proceeds from sale of common stock Related party advance Loan Advancement	- 9,918 -	- - -	18,100 22,832 19,333
Net Cash Provided By Financing Activities	9,918	-	60,265

Net Increase (Decrease) In Cash	(31)	(1,115)	656

Cash, Beginning Of Period	687	1,771	-

Cash, End Of Period	$ 656	$ 656	$ 656

Supplemental cash flow information
Cash paid for:
Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2009

(Unaudited)

NOTE 1	CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended March 31, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Plan of Operation

To date, the Company has not been successful in raising adequate funding to conduct any operations and there remains significant doubt that the Company will maintaining it status as a reporting company with the Securities and Exchange Commission (SEC).  As such the following details relating to the Company’s proposed operation are highly speculative and fully dependant upon raising adequate financing, which it has previously been unsuccessful with.

On May 1, 2009 in a bid to enhance shareholder equity the Company entered into a license agreement to obtain the rights to a patented electronic payment system, it is not at this time the Company’s intention to abandon its mineral claims, but the Company feels its current shortest route to revenue is the relicensing of the recently acquired technology rights.

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

Liquidity and Capital Resources

As of March 31, 2009, we have $655 of cash available.  We have current liabilities of $60,564.  From the date of inception (July 15, 2005) to March 31, 2009 the Company has recorded a net loss of $59.909, which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2 (deemed effective July 9, 2007),  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the new proposed business direction.

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

Bluebird Claim Purchase Agreement

On August 4, 2006, Bluebird Exploration Company (“the Company”) entered into an Option to Purchase Agreement with Peter Wells, our previous officer and director, who is the sole beneficial owner of 100% of the two mineral claims identified by Tenure Numbers 512465 and 512466 located 9 kilometers due south of Nelson, British Columbia, Canada, in the Nelson Mining Division. The agreement grants the Company the exclusive right and option to acquire an undivided 100% of the right, title and interest in and to the claims upon satisfying certain terms and conditions.  On September 25, 2007 this agreement was amended by the parties.

The option to acquire the claims is contingent on the Company incurring exploration costs on the claims of a minimum of $7,084CAD ($7,000USD) on or before September 30, 2008; as well as the Company incurring exploration costs on the claims of a further $25,301CAD ($25,000USD) (for aggregate minimum exploration costs of $32,385CAD ($32,000USD)) on or before September 30, 2009.  Upon exercise of the option, the Company agrees to pay the seller, Peter Wells, our previous officer and director, the sum of $25,301CAD ($25,000USD) per annum, commencing January 1, 2010, for so long as the Company holds any interest in the claims.

The Company is currently behind in its obligations to Peter Wells but has confidence it will be able to maintain its mining properties.

Product Research and Development

The Company does not anticipate the Company has licensed certain technologies within the electronic payment system, but the Company is not responsible for development as it is a reselling licensing agreement.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

On March 1, 2009 the company filed an 8K disclosing a definitive agreement to acquire the rights to certain patented technologies for wireless payment systems.

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

Bluebird Exploration Company

Dated: May 19, 2009	/s/ Mark Fingarson
Mark Fingarson
President and Chief Executive Officer
and Principal Financial officer