Form 10-Q
period 2009-06-30
XCELLINK INTERNATIONAL INC.
filed 2009-08-25
CIK 1382574

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of

Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

Commission File Number:  333-143767

Xcellink International Inc.

(formerly Blue Bird Exploration Company)

(Exact Name of Issuer as Specified in Its Charter)

Delaware	1000	N/A
State of Incorporation	Primary Standard Industrial	I.R.S.
	Employer Classification	Identification No.
	Code Number #

Xcellink International Inc.

1117 Desert Lane,

Las Vegas, Nevada

89102 USA

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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
(Do not check if a smaller reporting company)

Accelerated Filer ☐	Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES x	NO ☐

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

Transitional Small Business Disclosure Format (Check one):	YES x	NO ☒

PART II - OTHER INFORMATION		Page

Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENTS

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash	$ 624	$ 687

TOTAL ASSETS	$ 624	$ 687

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 20,760	$ 16,450
Loan payable	19,333	19,333
Due to related party	23,046	12,914

TOTAL LIABILITIES	63,139	48,697

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock
Authorized
200,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
104,160,000 shares of common stock	10,416	10,416
Additional paid-in capital	7,684	7,684
Deficit accumulated during the exploration stage	(80,615)	(66,110)

Total Equity (Deficit)	(62,515)	(48,010)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$ 624	$ 687

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	Cumulative results of operations from July 15, 2005 (date of inception) to June 30, 2009

EXPENSES

Exploration and	$ -	$ -	$ -	$ -	$ (3,415)
development
Office and general	(656)	(3,482)	(3,501)	(3,663)	(14,140)
Professional fees	(1,950)	(2,980)	(11,004)	(9,880)	(53,634)

NET AND COMPREHENSIVE LOSS	$ (2,606)	$ (6,462)	$ (14,505)	$ (13,543)	$ (71,189)

BASIC AND DILUTED
NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	104,160,000	104,160,000	104,160,000	104,160,000

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FROM INCEPTION (July 15, 2005) TO JUNE 30, 2009

	Common Stock	Additional Paid-in	Deficit Accumulated During the Exploration
	Number of shares	Amount	Capital	Stage	Total

Balance, July 15, 2005 (Date of Inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.0000375 per share
- September 30, 2005	80,000,000	8,000	(5,000)	-	3,000
Net loss for the period	-	-	-	(702)	(702)
Balance, December 31, 2005	80,000,000	8,000	(5,000)	(702)	2,298

Common stock issued for cash at $0.000625 per share - December 14, 2006	25,760,000	2,576	13,524	-	16,100
Net loss for the year	-	-	-	(8,725)	(8,725)
Balance, December 31, 2006	105,760,000	10,576	8,524	(9,427)	9,673

Net loss for the year	-	-	-	(28,186)	(28,186)
Balance, December 31, 2007	105,760,000	10,576	8,524	(37,613)	(18,513)

Common Stock Redeemed for cash at $0.000625 per share – October 15, 2008	(1,600,000)	(160)	(840)	-	(1,000)
Net loss for the year	-	-	-	(28,497)	(28,497)
Balance, December 31, 2008	104,160,000	$ 10,416	$ 7,684	$ (66,110)	$ (48,010)
Net Loss for the period	-		-	(14,505)	(14,505)
Balance, June 30, 2009	-		-	$ (80,615)	$ (62,515)

All share amounts have been restated to reflect the 8 to1 forward split in October 2008.

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended March 31, 2009	Six months ended March 31, 2008	Cumulative results of operations from inception (July 15, 2005) to June 30, 2009

Cash Flows From Operating Activities
Net loss	$ (14,506)	$ (13,543)	$ (80,401)
Change in non-cash working capital
-accounts payable and accrued liabilities	4,310	6,788	20,760
Net Cash Used In Operating Activities	(10,196)	(20,331)	(59,641)

Cash Flows From Financing Activities
Proceeds from sale of common stock Related party advance Loan Advancement	- 10,133 -	- - 19,333	18,100 23,046 19,333
Net Cash Provided By Financing Activities	10,133	19,333	60,265

Net Increase (Decrease) In Cash	(63)	(998)	624

Cash, Beginning Of Period	687	1771	-

Cash, End Of Period	$ 624	$ 773	$ 624

Supplemental cash flow information.

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2009

(Unaudited)

NOTE 1 -_CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended June 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 -_GOING CONCERN

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

By an agreement dated April 27, 2009 the Company agreed to acquire an exclusive and irrevocable global license (the “License”) in perpetuity to use and sublicense the Patented Technologies, as defined herein, and any improvements and to manufacture, distribute, and sell any related products (the “Products”) to certain technologies (the “Patented Technologies”) invented, developed and/or acquired by Xcellink International Limited, a British Virgin Islands corporation operating out of Hong Kong, such Patented Technologies which relate to the automated data interchange of financial transactions between customers and merchants over local, wired or wireless electronic link using an information device - most commonly a mobile phone.

Xcellink International Inc. will develop and market advanced platform-independent customer-centric payment systems and methodologies. Xcellink's patented system has the technical ability to replace all credit, debit, charge and smart cards, providing all functions of order, warehousing, delivery and payment for all types of goods and services in a customer-centric manner that is more efficient, economical, and secure than systems operating today. Xcellink's unique process enables customers, rather than the merchant, to initiate, control and pay for all transactions, without the need for credit cards, in real-time anywhere, anytime, and at a fraction of the cost of current transactions.

Plan of Operation

On April 27, 2009 in a bid to enhance shareholder equity the Company entered into a license agreement to obtain the rights to a patented electronic payment system, it is not at this time the Company’s intention to abandon its mineral claims, but the Company feels its current shortest route to revenue is the relicensing of the recently acquired technology rights.

Xcellink's patented system has the potential to replace all credit, debit, charge and smart cards, providing all functions of order, warehousing, delivery and payment for all types of goods and services in a customer-centric manner that is more efficient, economical, and secure than systems operating today.

Building from existing technologies such as mobile phones and wireless digital networks, and exploiting the techniques associated with secure messaging systems, Xcellink's unique process enables customers, rather than the merchant, to initiate, control and pay for all transactions, without the need for credit cards, in real-time anywhere, anytime, and at a fraction of the cost of current transactions.

Xcellink International Inc. has the potential to gain exceptional revenue by implementing or administering a global customer-centric system with revenue coming from:

•	Licenses for the Intellectual Property
•	Dedicated business units servicing several sectors in E-Commerce
•	Software support for other companies administering E-Commerce systems
•	Support of Government activities in Legislation, Taxation and Consumer Protection

•	Related activities in education, research and market analysis

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

Liquidity and Capital Resources

As of June 30, 2009, we have $624 of cash available.  We have current liabilities of $63,139.  From the date of inception (July 15, 2005) to June 30, 2009 the Company has recorded a net loss of $71,189, which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2 (deemed effective July 9, 2007),  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the new proposed business direction.

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

Bluebird Claim Purchase Agreement

On August 4, 2006, Bluebird Exploration Company (“the Company”) entered into an Option to Purchase Agreement with Peter Wells, our previous officer and director. The Company has allowed its option to expire and no longer maintains an interest in any mineral rights.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to Vote of Security Holders

None.

Item 5. Other Information

On April 28th 2009 the Company filed and 8K disclosing an agreement dated April 27, 2009. The Company agreed to acquire an exclusive and irrevocable global license in perpetuity to use and sublicense the Patented Technologies, as defined herein, and any improvements and to manufacture, distribute, and sell any related products to certain technologies invented, developed and/or acquired by Xcellink International Limited, a British Virgin Islands corporation operating out of Hong Kong. As a term of the License Agreement, effective April 27th, 2009, Michael Malbourne accepted an appointment by the Board of Directors of the Company to act as a member of the Board of Directors, and serve as the Company’s Secretary and Treasurer, until his successor is duly qualified and elected or appointed.

On August 11, 2009 the Company filed an 8K disclosing that on August 10, 2009 Xcellink International, Inc. (“ Inc ”) a Deleware corporation, entered into a share exchange agreement (the “Share Exchange Agreement” ) with Xcellink International Limited. (“ Limited ”), a company incorporated in the British Virgin Islands under the International Business Companies Act operating out of Hong Kong, whereby “Inc” has agreed to purchase all the issued and outstanding equity securities of “Limited”.

The Company further disclosed that on August 10, 2009 the Company’s head office was moved from Suite 2302-7 ING Tower, 308 Des Voeux Road, Central, Hong Kong, to 1117 Desert Lane, Las Vegas, Nevada 89102. On August 10, 2009, Mark Fingarson, President and CEO, returned to treasury 40,000,000 shares held by him in the capital of the Company.

On August 13, 2009 the Company filed an 8K disclosing that on August 6, 2009, Board of Directors of the Registrant dismissed Moore & Associates Chartered, its independent registered public account firm. On the same date, August 6, 2009, the accounting firm of Seale and Beers, CPAs was engaged as the Registrant's new independent registered public account firm.

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

Bluebird Exploration Company

Dated: August 24, 2009	/s/ Mark Fingarson
Mark Fingarson
President and Chief Executive Officer and principal financial officer