Form 10-Q
period 2009-09-30
XCELLINK INTERNATIONAL INC.
filed 2009-11-25
CIK 1382574

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15 (d) of
Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009
Commission File Number: 333-143767

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, 15(d) of the Exchange Act after the distribution of the securities under a plan confirmed by a court.      YES ☐    NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock at the latest practicable date. As of September 30, 2009, the registrant had 104,160,000 shares of common stock, $0.0001 par value, issued and outstanding.

Transitional Small Business Disclosure Format (Check one):	YES ☒	NO ☐

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	Submission of Matters to a Vote of Security Holders	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited- Prepared by Management)

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

STATEMENTS OF CASH FLOWS

NOTES TO THE FINANCIAL STATEMENT

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS

CURRENT ASSETS
Cash	$ 592	$ 687

TOTAL ASSETS	$ 592	$ 687

LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$ 16,285	$ 16,450
Loan payable	19,333	19,333
Due to related party	24,546	12,914

TOTAL LIABILITIES	60,164	48,697

STOCKHOLDERS’ EQUITY (DEFICIT )
Capital stock
Authorized
200,000,000 shares of common stock, $0.0001 par value,
Issued and outstanding
104,160,000 shares of common stock	10,416	10,416
Additional paid-in capital	7,684	7,684
Deficit accumulated during the exploration stage	(77,672)	(66,110)

Total Equity (Deficit)	(59,572)	(48,010)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)	$ 592	$ 687

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2009	Three months ended September 30, 2008	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Cumulative results of operations from July 15, 2005 (date of inception) to September 30, 2009

EXPENSES

Exploration & development	$ -	$ -	$ -	$ -	$ (3,415)
Office and general	(31)	(943)	(3,558)	(4,751)	(23,623)
Professional fees	(4,500)	(2,980)	(8,004)	(12,770)	(50,634)

NET AND COMPREHENSIVE LOSS	$ (4,531)	$ (3,833)	$ (11,562)	$ (17,521)	$ (77,672)

BASIC AND DILUTED NET LOSS PER SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	104,160,000	104,160,000	104,160,000	104,160,000

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

FROM INCEPTION (July 15, 2005) TO SEPTEMBER 30, 2009

	Common Stock	Additional Paid-in	Deficit Accumulated During the Exploration
	Number of shares	Amount	Capital	Stage	Total

Balance, July 15, 2005 (Date of Inception)	-	$ -	$ -	$ -	$ -

Common stock issued for cash at $0.0000375 per share
- September 30, 2005	80,000,000	8,000	(5,000)	-	3,000
Net loss for the period	-	-	-	(702)	(702)
Balance, December 31, 2005	80,000,000	8,000	(5,000)	(702)	2,298

Common stock issued for cash at $0.000625 per share December 14, 2006	25,760,000	2,576	13,524	-	16,100
Net loss for the year	-	-	-	(8,725)	(8,725)
Balance, December 31, 2006	105,760,000	10,576	8,524	(9,427)	9,673

Net loss for the year	-	-	-	(28,186)	(28,186)
Balance, December 31, 2007	105,760,000	10,576	8,524	(37,613)	(18,513)

Common Stock Redeemed for cash at $0.000625 per share – October 15, 2008	(1,600,000)	(160)	(840)	-	(1,000)
Net loss for the year	-	-	-	(28,497)	(28,497)
Balance, December 31, 2008	104,160,000	10,416	7,684	$ (66,110)	$ (48,010)
Net Loss for the period	-		-	(11,562)	(11,562)
Balance, September 30, 2009	104,160,000	$10,416	$ 7,684	$ (77,672)	$ (59,572)

All share amounts have been restated to reflect the 8-to-1 forward split in October 2008.

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended September 30, 2009	Nine months ended September 30, 2008	Cumulative results of operations from inception (July 15, 2005) to September 30, 2009

Cash Flows From Operating Activities
Net loss	$(1,562)	$(17,521)	$(77,672)
Change in non-cash working capital
-accounts payable and accrued liabilities	(166)	(3,278)	16,285
Net Cash Used In Operating Activities	(11,728)	(20,799)	(61,387)

Cash Flows From Financing Activities
Proceeds from sale of common stock Related party advance Loan Advancement	- 11,633 -	- (35) 19,333	18,100 24,546 19,333
Net Cash Provided By Financing Activities	11,633	19,298	61,979

Net Increase (Decrease) In Cash	(95)	(1,501)	592

Cash, Beginning Of Period	687	1,771	-

Cash, End Of Period	$ 592	$ 270	$ 592

Supplemental cash flow information.

Cash paid for:

Interest	$ -	$ -	$ -

Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

          (Unaudited)

NOTE 1 - ______CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2008 audited financial statements. The results of operations for the periods ended September 30, 2009 and 2008 are not necessarily indicative of the operating results for the full years.

NOTE 2 - ______GOING CONCERN

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

NOTE 3 -_______SUBSEQUENT EVENTS

Company has evaluated subsequent events through November 15, 2009, the date which the financial statements were available to be issued. A new director was appointed to the board on October 22nd, 2009.

XCELLINK INTERNATIONAL Inc.

formerly known as

Bluebird Exploration Company Inc.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(Unaudited)

NOTE 4 – CORRECTION OF ERRORS IN COMPARATIVE FINANCIAL STATEMENTS.

The Company has restated its previously issued June 30, 2009 financial statements for matters relating to over-recorded liabilities. The accompanying financial statements for June 30, 2009 have been restated to reflect the corrections. Also, retained earnings at June 30, 2009, was increased by $7,500 as a result of adjustments to over-recorded liabilities in June 30, 2009.

The following is a summary of the restatements for June 30, 2009:

Over recorded liabilities	$7,500

Total increase in June 30, 2009 earnings	$7,500

The effect on the Company’s previously issued June 30, 2009 financial statements is summarized as follows:

Balance Sheet as at June 30, 2009

Previously	Increase
Reported	(Decrease)
Restated

Current Liabilities	63,139	(7,500)	55,639
Total Equity (Deficit)	62,515	(7,500)	55,015

Statement of Operations for the 6 months to June 30, 2009

Professional Fees	11,004	(7,500)	3,504
Net Income (Loss)	14,505	(7,500)	7,005

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

Liquidity and Capital Resources

As of September 30, 2009, we have $592 of cash available.  We have current liabilities of $60,164.  From the date of inception (July 15, 2005) to September 30, 2009 the Company has recorded a net loss of $77,672, which were expenses relating to the initial development of the Company, filing its Registration Statement on Form SB-2 (deemed effective July 9, 2007),  and expenses relating to maintaining reporting company status with the Securities and Exchange Commission.  We will require additional capital investments or borrowed funds to meet cash flow projections and carry forward our business objectives. There can be no guarantee or assurance that we can raise adequate capital from outside sources to fund the new proposed business direction.

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

Xcellink International Inc.

Dated: November 24, 2009	/s/ Mark Fingarson
Mark Fingarson
President and Chief Executive Officer and principal financial officer