Form 10-Q
period 2014-06-30
TRXADE GROUP, INC.
filed 2014-08-19
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

   X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014

OR

       .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From      to

Commission File Number: 000-55218

TRXADE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17537 Darby Lane
Lutz, Florida 33558
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (813)-287-2333

Former name, former address and former fiscal year, if changed since last report: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes        .  No    X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    X .  No        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	. .	Accelerated filer	. .
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes        .  No    X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 18, 2014

Common Stock, $0.00001 par value per share	30,469,160 shares

TRXADE GROUP, INC.
FORM 10-Q
For the Quarter Ended June 30, 2014
INDEX

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.
Consolidated Balance Sheets
June 30, 2014 and December 31, 2013
(unaudited)
Assets
	2014	2013
Current Assets
Cash	$70,485	$84,317
Accounts Receivable	150,639	105,863
Inventory	16,595	43,373
Prepaid Assets	83,744	1,712
Subscription Receivable - Preferred	-	160,000
Total Current Assets	321,463	395,265

Property and Equipment (net)	6,202	8,602

Total Assets	$327,665	$403,867

Liabilities and Shareholder’s Equity (Deficit)

Current Liabilities
Accounts Payable	$201,731	$162,314
Accrued Liabilities	139,292	37,966
Short Term Debt – Related Parties	62,750	72,722
Total Current Liabilities	403,773	273,002

Shareholder’s Equity
Preferred Stock, $.00001 par value;
100,000,000 authorized; 895,000 and 670,000
issued and outstanding, as of June 30, 2014
and December 31, 2013, respectively	9	7
Common Stock, $0.00001 par value;
500,000,000 authorized; 29,424,160 and 28,824,160
issued and outstanding, as of June 30, 2014
and December 31, 2013, respectively	294	288
Additional Paid-in Capital	3,666,350	2,650,315
Retained Earnings (Deficit)	(3,742,761)	(2,519,745)
Total Shareholder’s Equity (Deficit)	(76,108)	130,865

Total Liabilities and Shareholder’s Equity	$327,665	$403,867

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Operations
Three months and Six months ended June 30, 2014 and 2013
(unaudited)

	Three Months Ended		Six Months Ended
	2014	2013	2014	2013

Revenues	$287,717	$254,626	$531,913	$430,821

Cost of Sales	51,186	122,291	197,976	322,677
Gross Profit	236,531	132,335	333,937	108,144

Operating Expenses
General and Administrative	536,561	316,268	978,484	476,307

Operating Loss	(300,030)	(183,933)	(644,547)	(368,163)

Loss on Debt Conversion	-	-	576,417	-
Interest Expense	991	563	2,052	921

Net Loss	$(301,021)	$(184,496)	$(1,223,016)	$(369,084)

Basic loss per Common Share	$(0.01)	$--	$(0.04)	$--

Diluted loss per common Share	$(0.01)	$--	$(0.04)	$--

Basic weighted average number of
Common Shares outstanding	29,424,160	--	29,278,304	--

Diluted weighted average number of
Common Shares outstanding	29,424,160	--	29,278,304	--

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Cash Flows
Six months ended June 30, 2014 and 2013
(unaudited)

	2014	2013
Operating Activities:
Net Loss	$(1,223,016)	$(369,084)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation	2,400	2,000
Loss from Related Party Debt Conversion	576,417	-
Options expense	191,043	23,721
Contributed Officers Salary	-	93,750
Changes in operating assets and liabilities:
Accounts Receivable	(44,776)	(863)
Prepaid Assets	(82,032)	-
Inventory	26,778	(8,666)
Accounts Payable	39,417	49,671
Accrued Liabilities	101,326	91,533
Net Cash used in operating activities	(412,443)	(117,938)

Investing Activities:
Property Acquisition	-	(7,713)
Net Cash used in investing activities	-	(7,713)

Financing Activities:
Repayments of Short Term Debt – Related Parties	(42,889)	-
Proceeds from Short Term Debt – Related Parties	52,250	-
Capital Contributions	-	134,087
Proceeds from issuance of Common Stock	4,250	-
Proceeds from subscription receivable	160,000	-
Proceeds from issuance of Preferred Stock	225,000	-
Net Cash provided by financing activities	398,611	134,087

Net increase or (Decrease) in Cash	(13,832)	8,436
Cash at Beginning of the Year	84,317	3,378
Cash at End of June 30, 2014 and 2013	$70,485	$11,814
Supplemental Cash Flow Information
Cash Paid for Interest	$2,052	$921
Cash Paid for Income Taxes	$-	$-

Non –Cash Transactions
Shares issued for Related Party Debt	$19,333	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the six months ended June 30, 2014 and 2013

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Trxade Group, Inc. (“Company”) owns 100% of Trxade, Inc., Westminster Pharmaceutical LLC and Pinnacle Tek, Inc. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in July 2013. Pinnacle Tek was merged with Trxade Group, Inc. in July 2013. Westminster Pharmaceutical LLC was formed in January 2013.

Trxade, Inc. is a web based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Westminster Pharmaceutical LLC, provides US state licensed pharmacies and other buying groups with FDA approved pharmaceuticals.

Pinnacle Tek, Inc. is a technology consultant provider that supports the programming needs of parent company, analyzes current benchmark pricing of pharmaceuticals and provides other information technology consulting services to third parties.

Income (loss) Per Share – Basic net loss per common share is computed by dividing net loss available to commons stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilute. At June 30, 2014 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive. The Company has also analyzed the Series A Convertible Preferred Shares under FASB ASC 260-10-45-59A through 45-70 and determined that basic and diluted loss per common share should be computed using the Two-Class Method for participating securities.

The following table sets forth the computation of basic and diluted Loss per Share:

	Six-month	Three-month
	June 30, 2014	June 30, 2014
Numerator:
Net Loss	$(1,186,913)	$(292,135)

Numerator for basic EPS – income (loss)
Available to common shareholders	(1,186,913)	(292,135)

Numerator for diluted EPS – income (loss)
Income available to common shareholders	(1,186,913)	(292,135)

Denominator:

Denominator for basic EPS –
Weighted average shares	29,278,304	29,424,160

Denominator for diluted EPS – adjusted
Weighted-average shares and assumed
Conversions	29,278,304	29,424,160

Basic loss per common share	$(0.04)	$(0.01)

Diluted loss per common share	$(0.04)	$(0.01)

The accompanying unaudited interim financial statements of Trxade Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement on Form 10.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2013 as reported in the Company’s Registration Statement on Form 10 have been omitted.

NOTE 2 – SHORT-TERM DEBT RELATED PARTIES

During the six months ended June 30, 2014, the Company’s officers and board members advanced $52,250 to the Company; the notes are due on demand and carry 0% interest. In addition, $42,889 of related party loans were paid back to the Company officers and board members.

In February 2014, the Xcellink loan of $19,333 was converted to 600,000 shares of common stock along with $4,250 of proceeds. The shares were valued at the market price on the respective date of the transaction and the fair value of the shares was determined to be $600,000 and $576,417 was recorded as loss on conversion of debt during the six months ended June 30, 2014.

As of June 30, 2014 and December 31, 2013, the short term debt related parties had a balance of $62,750 and $72,722, respectively.

NOTE 3 – STOCKHOLDERS’ EQUITY

In March and April 2014, 225,000 shares of Series A Convertible Preferred Shares were issued at $1.00 per share. The shares are entitled to an annual dividend of $0.05 per share when, as and if declared by the Board of Directors; dividends are not cumulative. There are no redemption or sinking fund provisions applicable to the Series “A” Preferred Stock. The holders have the right to convert their shares at any time into shares of common stock on a one-for-one basis.  In addition, the shares automatically convert into shares of common stock once the Company becomes an SEC reporting Company.

The Company analyzed the embedded conversion option for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined that the conversion option should be classified as equity. The Company also analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with “Beneficial Conversion Features” and noted none.

As of December 31, 2013, $510,000 was received and the remaining balance of $160,000 was recorded as subscription receivable. The subscription receivable was collected during the first quarter of 2014.

NOTE 4 - WARRANTS

For the six month period ended June 30, 2014, no warrants were issued.

The Company’s outstanding and exercisable warrants as of June 30, 2014 are presented below:

	Number	Weighted Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value
Warrants Outstanding as of December 31, 2012	-	$ -	-	$ -

Warrants Granted	435,000	$ 1	5.00	$ -

Warrants Forfeited	-	$ -	-	$ -

Warrants Outstanding as of December 31, 2013	435,000	$ 1	4.86	$ -

Warrants Outstanding as of June 30, 2014	435,000	$ 1	4.37	$ -

NOTE 5 - OPTIONS

The Company maintains a stock option plan under which certain employees are awarded option grants based on a combination of performance and tenure.  The stock option plan provides for the grant of up to 2,000,000 shares. All options may be exercised for a period up to 5 years following the grant date, after which they expire. Options are vested in 4 years from the grant date.

During the six months ended June 30, 2014, 450,000 options were granted to employees. These options vest over four years and are granted with an exercise price of $1.00 and the expiration date six months after the last vesting period.  The last ones expire April, 2019.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for all years presented:

Under the Black-Scholes option price model, fair value of the option granted is estimated at $840,448 at the respective issuance date.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the three months ended June 30, 2014:

2014
Expected dividend yield	0%
Weighted-average expected volatility	200%
Weighted-average risk-free interest rate	0.75%
Expected life of options	4 years

Total compensation cost related to stock options was $191,043 for the six months ended June 30, 2014. As of June 30, 2014, there was $552,939 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 4.0 years. The following table represents stock option activity as of and for the period ended June 30, 2014:

		Option	Average
	Number of	Price Per	Exercise
	Options	Share	Price
Outstanding at December 31, 2012	-		-

Forfeited	-	-	-
Granted	450,000	$1.00	0.24
Exercised	-	-	-

Outstanding at December 31, 2013	450,000	$1.00	0.24

Forfeited	-	-	-
Granted	450,000	$1.00	0.24
Exercised	-	-	-
Outstanding at June 30, 2014	900,000	$1.00	0.26

NOTE 6 – SUBSEQUENT EVENTS

In July and August 2014, 150,000 additional shares of Series A Convertible Preferred Shares were issued at $1.00 per share. They are entitled to an annual dividend of $0.05 per share when as and if declared by the Board of Directors, dividends are not cumulative. The holders have the right to convert at any time at a ratio of 1:1 at the original Purchase Price.

On August 11, 2014, sixty days after Trxade Group, Inc. filed its Registration Statement on Form 10 with the SEC, the Company became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.  Pursuant to the Company’s Amended and Restated Certificate of Incorporation, on such date all 1,045,000 outstanding shares of Series A Convertible Preferred Stock of the Company were automatically converted on a one-to-one basis into shares of common stock of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Registration Statement on Form 10.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is based upon our unaudited Consolidated Financial Statements included elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Company Overview

We have designed, developed, and now own and operate business-to-business web based marketplace focused on the US pharmaceutical industry. Our core service brings the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

We began operations under Trxade Nevada in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide enhanced pricing transparency, purchasing capabilities and other value added services on a single platform to focus on serving the nation’s approximately 24,000 independent pharmacies with an annual purchasing power of $96 billion. Our national supplier partners are able to fulfill orders on our platform immediately and provide the pharmacy with cost saving payment terms and next day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act).  Important additions to this platform further include the generation of pharmacy to pharmacy trading capabilities to help independents with their overstocked inventories in a more organized manner. We expanded rapidly in 2013 and broke the 1,000 member pharmacy mark that year.

In December 2013 we launched a second service to help pharmaceutical distributors better source their pharmaceutical needs within a highly structured single platform. This solution is designed to help purchasers overcome pharmaceutical supply issues related to drug shortages, as a means to control costs on drugs with volatile pricing and to help buyers make better purchasing choices based on their needs. Planned enhancements will expand this offering to manufactures and hospitals alike.

Additionally, we built and, in February 2014, launched, a new desktop application, named RxGuru, to bring product information on a just in time basis to our member base.  Our pharmacy members should benefit immensely from this application by gaining advanced data analytics at point of purchase and patient care.

Other related developments include the creation of a Delaware registered supply arm in April 2013 to take advantage of certain supply disruptions for specialty and other niche pharmaceuticals and operates via a third party logistics warehouse. Our Information Technology consultancy division located in Tampa, Florida, focuses on staffing and healthcare data analytics research in areas of product pricing, drug shortages and governmental pharmaceutical reimbursement benchmark monitoring.

Company Organization

Trxade Group, Inc. (“Company”) owns 100% of Trxade, Inc., Westminster Pharmaceutical LLC and Pinnacle Tek, Inc. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in July 2013. Pinnacle Tek was merged with Trxade Group, Inc. in July 2013. Westminster Pharmaceutical LLC was formed in January 2013.

Trxade, Inc. is a web based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Westminster Pharmaceutical LLC, provides US state licensed pharmacies and other buying groups with FDA approved pharmaceuticals.

Pinnacle Tek, Inc. is a technology consultant provider that supports the programming needs of parent company, analyzes current benchmark pricing of pharmaceuticals and provides other information technology consulting services to third parties.

Liquidity and Capital Resources

Liquidity Outlook

Cash Requirements

Our primary objectives for the remainder of 2014 are to continue the development of the Trxade Platform, and increase our client base. In addition, we expect to pursue raising capital to fund our operations and provide personnel to expand operations and required working capital.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
Cost of Sales(1)	$600,000
General and administrative(2)	$2,050,000
Total	$2,650,000

(1)

Includes the cost of drugs for Westminster Pharmaceuticals as consulting expenses for Pinnacle Tek.

(2)

Includes wages and payroll, legal and accounting, marketing, rent and web development.

As of June 30, 2014, we had cash and cash equivalents of approximately $70,485 and other current assets of $250,978.  Additional funds will be needed to continue to expand our platform and customer base, and cover general and administrative expense.

Since inception, we have funded our operations primarily through equity capital raises and operational revenue. We expect to continue to do so in the future although no assurance can be given that we will be able to obtain financing on reasonable terms or revenues will continue. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We may be unable to maintain operations at a level sufficient for investors to obtain a return on their investments in our common stock. Further, we may continue to be unprofitable.

We will need significantly more cash to implement our plan to operate a business-to-business web based marketplace focused on the US pharmaceutical industry. Our core service brings the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,	June 30,
	2014	2013
	$	$
Net cash provided by (used in):
Operating activities	(412,443)	(117,938)
Investing activities	-	(7,713)
Financing activities	398,661	134,087
Net increase (decrease) in cash and cash equivalents	(13,832)	11,814

Cash used in operating activities for the six months ended June 30, 2014 was $412,443. This is an increase of $294,505 from same period in 2013 and was due to increased staffing as the Company transitioned to its operational phase, continuing IT development of the Company’s web platform and professional fees.

Operating activities in 2013 by our predecessor-in-interest Trxade Group, Inc., a Nevada corporation that ultimately merged into our company, included options expense, $23,721 and contributed officers’ salary, $93,750, the purchase of inventory for Westminster Pharmaceuticals LLC, which went operational in 2013; increases in liabilities in both accounts payable and accrued expenses.

Historical Liquidity and Capital Resources

Working Capital

Our working capital as of June 30, 2014 and December 31, 2013 is summarized as follows:

	At June 30, 2014	At December 31, 2013
	$	$
Current assets	321,463	395,265
Current Liabilities	403,773	273,002
Working Capital	(82,310)	112,263

Current Assets

The decrease in our current assets was primarily due to a $160,000 decrease in subscription receivables. Accounts receivable and prepaid assets increased by $44,776 and $ 82,032 respectfully.

Current Liabilities

Current liabilities increase is primarily due to an increase in accounts payable by $39,417 and accrued liabilities of $101,326. The accrued liabilities increase is primarily accrued management wages from executive employment contracts.

Results of Operations

Six Months Ended June 30, 2014 Compared To Six Months Ended June 30, 2013

	Six months ending	Six months ending
	June 30, 2014	June 30, 2013
	($)	($)
Revenues	531,913	430,821
Cost of Sales	197,976	200,386
Gross Profit	333,937	108,144
Operating expenses:
General and Administrative	787,441	476,307
Warrants and Options Expense	191,043	--
Total Operating Expenses	978,484	476,307
Loss from operations	(644,547)	(368,163)
Loss on debt conversion	(576,417)	--
Interest Expense	(2,025)	(921)
Net loss	(1,223,016)	(369,084)

Revenues increased for the six months ended June 30, 2014 to $531,913 compared to $430,821 for the comparable period in 2013.  This increase was primarily attributable to fee income from our web-based platform. Our sales department has continued to add customers in 2014 through direct marketing and customer training.

Cost of sales decreased for the six months ended June 30, 2014 to $197,976 compared to $200,386 for the comparable period in 2013.  This decrease was primarily attributable to an increase in revenue from the web-based platform, which has lower cost of sales than our other revenue companies.

General and administrative expenses increased for the six months ended June 30, 2014 to $787,441 compared to $476,307 for the comparable period in 2013.  The largest component of general and administrative expenses in 2014 was professional service fees, comprised of legal, accounting, financial advisory, board compensation, SEC filing, transfer agent and financing fees. These fees, which totaled approximately $11,094 for the six month period in 2013, increased to $117,945 for the comparable period in 2014, as we ramped up our efforts to become a fully reporting company.  The increase in general and administrative expenses was also affected by an increase in employee cash compensation expense in the 2014 period due to increased staffing as we reached our operational phase and our payroll expense was $451,755.

Warrant and options expense in the 2014 period represents compensation cost related to the issuance of employee stock options.

In February 2014, the Xcellink loan of $19,333 was converted to 600,000 shares of common stock along with $4,250 of proceeds. The shares were valued at the market price on the respective date of the transaction and the fair value of the shares was determined to be $600,000 and $576,417 was recorded as loss on conversion of debt during the six months ended June 30, 2014.

Three Months Ended June 30, 2014 Compared To Three Months Ended June 30, 2013

	Three months ending	Three months ending
	June 30, 2014	June 30, 2013
	($)	($)
Revenues	287,717	254,626
Cost of Sales	51,186	122,291
Gross Profit	236,531	132,335
Operating expenses:
General and Administrative	440,015	316,268
Warrants and Options Expense	96,546	--
Total Operating Expenses	536,561	476,307
Loss from operations	(300,030)	(368,163)
Interest Expense	(991)	(563)
Net loss	(301,021)	(184,496)

Revenues increased for the three months ended June 30, 2014 to $287,717 compared to $254,626 for the comparable period in 2013.  This increase was primarily attributable to the web-platform fee growth as clients were retained and new clients were added by direct marketing efforts.

Cost of sales decreased for the three months ended June 30, 2014 to $51,186 compared to $122,291 for the comparable period in 2013. This decrease was primarily attributable to lower transactions in Westminster Pharmaceuticals LLC as a change to a more efficient logistics company was completed.

General and administrative expenses increased for the three months ended June 30, 2014 to $440,015 compared to $316,268 for the comparable period in 2013.  The largest component of general and administrative expenses in 2014 was professional service fees, comprised of legal, accounting, financial advisory, board compensation, SEC filing, transfer agent and financing fees. These fees, which totaled approximately $5,500 for the three month period in 2013, increased to $69,954 for the comparable period in 2014, as we ramped up our efforts to become a fully reporting company.

Warrant and options expense in the 2014 period represents compensation cost related to the issuance of employee stock options.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

In general the Company accounts for revenue recognition in accordance with ASC 605, “Revenue Recognition”.

Trxade, Inc. generates net fee income as a percentage of the total transactions between the buyer (independent pharmacies) and the seller (wholesaler) of pharmaceutical drugs on the Trxade web-based platform.  Revenue is recognized when (1) the price is fixed and determined as the buyer orders the drugs from the wholesaler. (2) The wholesaler has signed a contract with Trxade, Inc. which recognizes that an arrangement exists.  (3) The wholesaler delivers the drugs purchased to the buyer, products are delivered.  (4) The collectability is reasonably assured by the wholesaler through prior credit checks and payment experience.

Pinnacle Tek, Inc. generates gross revenues from IT Consulting and Job Placement. Revenue is recognized (1) with the execution of a contract for the price and scope of services. (2) The contract also provides persuasive evidence of an existing arrangement. (3) The IT Consulting services are performed and invoiced monthly and the job placement is invoiced at the hiring of the applicant, delivery of services. (4) The collectability of the resulting receivable is determined by credit checks prior to the performance of services and payment experience with the client.

Westminster Pharmaceutical LLC generates gross revenues from the sale of pharmaceutical drugs to independent pharmacies or wholesalers. The revenue recognized when (1) the price is fixed and determinable at the time of the transaction with an invoice. (2) The invoice is also persuasive evidence that an arrangement exists. (3) The products are delivered to the buyer. (4) The collectability of the resulting receivable is reasonably assured by credit check prior to the transaction and experience with the customer.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), Share Based Payments to Non-Employees, and ASC 505 which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying instruments vest.

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and our principal accounting officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures. Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”), such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officers have concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q:

(a)

our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(b)

our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Form 10 which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those included in Part I, Item 1A. “Risk Factors” in our Form 10.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit No.

Description

31.A

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.B

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.A

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.B

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU

Suren Ajjarapu
Chief Executive Officer

Date: August 19, 2014

By:	/s/ HOWARD DOSS

Howard Doss
Chief Financial Officer

Date: August 19, 2014