Form 10-Q/A
period 2014-06-30
TRXADE GROUP, INC.
filed 2014-08-21
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2014

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From __________ to __________

Commission File Number: 000-55218

TRXADE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

17537 Darby Lane
Lutz, Florida 33558
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number, including area code: (800) 261-0281

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 18, 2014
Common Stock, $0.00001 par value per share	30,469,160 shares

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Quarterly Report of Trxade Group, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2014, filed with the Securities and Exchange Commission on August 19, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

Other than the aforementioned, no other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

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

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU
Suren Ajjarapu
Chief Executive Officer

Date: August 21, 2014

By:	/s/ HOWARD DOSS
Howard Doss
Chief Financial Officer

Date: August 21, 2014

4