Form 10-Q
period 2014-09-30
TRXADE GROUP, INC.
filed 2014-10-30
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Registrant’s telephone number, including area code: (800)-261-0281

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2014

Common Stock, $0.00001 par value per share	31,202,493 shares

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended September 30, 2014

PART 1: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trxade Group, Inc.

Consolidated Balance Sheets

September 30, 2014 and December 31, 2013

(unaudited)

	September 30, 2014	December 31, 2013
Assets
Current Assets
Cash	$270,848	$84,317
Accounts Receivable	185,284	105,863
Inventory	29,614	43,373
Prepaid Assets	50,776	1,712
Subscription Receivable - Preferred	−	160,000
Total Current Assets	536,522	395,265

Property and Equipment (net)	5,002	8,602

Total Assets	$541,524	$403,867

Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts Payable	$218,684	$162,314
Accrued Liabilities	109,042	37,966
Short Term Debt	−	19,333
Short Term Debt – Related Parties	−	53,389
Total Current Liabilities	327,726	273,002

Shareholders’ Equity
Preferred Stock, $.00001 par value;100,000,000 shares authorized; 0 and670,000 shares issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively	−	7
Common Stock, $0.00001 par value; 500,000,000shares authorized; 30,735,826 and 28,824,160shares issued and outstanding, as of September 30, 2014 and December 31, 2013, respectively	307	288

Additional Paid-in Capital	4,308,135	2,650,315
Retained Earnings (Deficit)	(4,094,644)	(2,519,745)
Total Shareholders’ Equity	213,798	130,865

Total Liabilities and Shareholders’ Equity	$541,524	$403,867

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

Three months and Nine months ended September 30, 2014 and 2013

(unaudited)

	Three Months Ended		Nine Months Ended

	2014	2013	2014	2013

Revenues	$372,690	$323,406	$904,603	$754,227

Cost of Sales	77,153	368,672	275,129	691,349
Gross Profit (Loss)	295,537	(45,266)	629,474	62,878

Operating Expenses
General and Administrative	645,363	237,562	1,623,847	713,869

Operating Loss	(349,826)	(282,828)	(994,373)	(650,991)

Loss on Debt Conversion	−	−	576,417	−
Interest Expense	2,057	851	4,109	1,772

Net Loss	$(351,883)	$(283,679)	$(1,574,899)	$(652,763)

Basic loss per Common Share	$(.01)	$(.01)	$(.05)	$(0.07)

Diluted loss per common Share	$(.01)	$(.01)	$(.05)	$(0.07)

Basic weighted average number of

Common Shares outstanding	29,595,609	27,486,957	29,385,234	9,263,004

Diluted weighted average number of

Common Shares outstanding	29,595,609	27,486,957	29,385,234	9,263,004

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2014 and 2013

(unaudited)

		2014		2013
Operating Activities:
Net Loss		$(1,574,899)		$(652,763)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation		3,600		2,965
Loss from Debt Conversion		576,417		−
Options expense		282,832		60,093
Contributed Officers Salary		−		150,000
Changes in operating assets and liabilities:
Accounts Receivable		(79,421)		(45,249)
Prepaid Assets		(49,064)		(1,712)
Inventory		13,759		(41,451)
Accounts Payable		56,370		179,388
Accrued Liabilities		71,076		−
Bank Overdraft		−		(12,801)
Net Cash used in operating activities		(699,330)		(361,530)

Investing Activities:
Property Acquisition		−		(10,977)
Net Cash used in investing activities		−		(10,977)

Financing Activities:
Repayments of Short Term Debt – Related Parties		(105,639)		133,125
Proceeds from Short Term Debt – Related Parties		52,250		−
Repayments of Short Term Debt		(10,000)		−
Proceeds from Short Term Debt		10,000		50,000
Capital Contributions		−		218,783
Proceeds from issuance of Common Stock		404,250		−
Proceeds from subscription receivable		160,000		−
Proceeds from issuance of Preferred Stock		375,000		−
Net Cash provided by financing activities		885,861		401,908

Net increase or (Decrease) in Cash		186,531		29,401
Cash at Beginning of the Year		84,317		3,378
Cash at September 30, 2014 and 2013		$270,848		$32,779

Supplemental Cash Flow Information
Cash Paid for Interest		$4,109		$1,772
Cash Paid for Income Taxes	$	−	$	−

Non –Cash Transactions
Shares issued for Debt		$19,333	$	−
Common Stock issued as Founders Shares	$	−		$283
Series A Convertible Preferred Shares converted to common stock		$10	$	−

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the nine months ended Septemeber 30, 2014 and 2013

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

Income (loss) Per Share – Basic net loss per common share is computed by dividing net loss available to commons stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilute. At September 30, 2014 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

The following table sets forth the computation of basic and diluted Loss per Share:

	Nine-month	Three-month
	September 30, 2014	September 30, 2014
Numerator:
Net Loss	$(1,574,899)	$(351,883)

Numerator for basic EPS – income (loss)
Available to common shareholders	(1,574,899)	(351,883)

Numerator for diluted EPS – income (loss)
Income available to common shareholders	(1,574,899)	(351,883)

Denominator:

Denominator for basic EPS –
Weighted average shares	29,385,234	29,595,609

Basic loss per common share	$(0.05)	$(0.01)

Diluted loss per common share	$(0.05)	$(0.01)

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

NOTE 2 – SHORT-TERM DEBT RELATED PARTIES

During the nine months ended September 30, 2014, the Company’s officers and board members advanced $52,250 to the Company; the notes are due on demand and carry 0% interest. In addition, $105,639 of related party loans were paid back to the Company’s officers and board members.

As of September 30, 2014 and December 31, 2013, the short term debt related parties had a balance of $ 0 and $53,389, respectively.

NOTE 3 – SHORT TERM DEBT

In February 2014, the Xcellink loan of $19,333 was converted to 600,000 shares of common stock along with $4,250 of proceeds. The shares were valued at the market price on the respective date of the transaction and the fair value of the shares was determined to be $600,000 and $576,417 was recorded as loss on conversion of debt during the nine months ended September 30, 2014.

In August 2014, the Company entered into a loan with third parties for an amount of $10,000. The loan is due in February 2015, with a variable interest rate. The loan was repaid during the three months ended September 30, 2014.

As of September 30, 2014 and December 31, 2013, the short term debt had a balance of $ 0 and $19,333, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

In March, April and July 2014, 375,000 shares of Series A Convertible Preferred Shares were issued at $1.00 per share. The shares were entitled to an annual dividend of $0.05 per share when, as and if declared by the Board of Directors; dividends are not cumulative. There were no redemption or sinking fund provisions applicable to the Series “A” Preferred Stock. The holders had the right to convert their shares at any time into shares of common stock on a one-for-one basis.  In addition, the shares automatically convert into shares of common stock once the Company becomes an SEC reporting Company.

In August 2014, all of the Company’s 1,045,000 shares of Series A Convertible Preferred Shares automatically converted into 1,045,000 shares of common stock as the Company became an SEC reporting Company.

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

As of December 31, 2013, $510,000 was received and remaining balance of $160,000 was recorded as subscription receivable for the series A Convertible Preferred Shares. The subscription receivable was collected during the first quarter of 2014.

On September 21, 2014, Trxade Group, Inc., accepted subscription agreements with certain investors. Under the terms of the Subscription Agreements, the Company accepted subscriptions for 733,333 shares of the Company's common stock, $0.00001 par value per share, to the investors in connection with a private placement. The common stock issuable above also included warrants to purchase 183,333 shares of common stock under the terms and conditions of a warrant agreement. The warrants have a five year term and an exercise price of $0.01 per share. The aggregate cash purchase price of the common stock and warrants was $1,100,000.

As of September 30, 2014 $400,000 had been received from subscription agreements and therefore 266,664 common shares and warrants to purchase 66,666 shares of additional common stock have been issued.

NOTE 5 – WARRANTS

For the nine month period ended September 30, 2014, 66,666 warrants were issued with common stock Subscriptions. See note 4.

The Company’s outstanding and exercisable warrants as of September 30, 2014 are presented below:

	Number Outstanding		Weighted Average Exercise Price	Contractual Life in Years		Intrinsic Value
Warrants Outstanding as of December 31, 2012	−	$	−	−	$	−

Warrants Granted	435,000		1	5.0		−
Warrants Forfeited	−		−	−		−

Warrants Outstanding as of December 31, 2013	435,000		1	4.86		−

Warrants Granted	66,666.01			5.0		−
Warrants Forfeited	−		−	−		−

Warrants Outstanding as of September 30, 2014	501,666		$.87	4.23	$	−

NOTE 6 – OPTIONS

The Company maintains a stock option plan under which certain employees are awarded option grants based on a combination of performance and tenure. The stock option plan provides for the grant of up to 2,000,000 shares. All options may be exercised for a period up to 5 years following the grant date, after which they expire. Options are vested in 4 years from the grant date.

During the nine months ended September 30, 2014, 450,000 options were granted to employees. These options vest over four years and are granted with an exercise price of $1.00 and the expiration date six months after the last vesting period. The last options issued under the plan expire in April 2019.

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

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2014:

2014
Expected dividend yield	0%
Weighted-average expected volatility	200%
Weighted-average risk-free interest rate	0.75%
Expected life of options	4 years

Total compensation cost related to stock options was $282,832 for the nine months ended September 30, 2014. As of September 30, 2014, there was $461,151 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 4.0 years. The following table represents stock option activity as of and for the period ended September 30, 2014:

	Number of Options	Option Price Per Share	Average Exercise Price
Outstanding at December 31, 2012	−	−	−

Forfeited	−	−	−
Granted	450,000	$1.00	0.24
Exercised	−	−	−

Outstanding at December 31, 2013	450,000	$1.00	0.24

Forfeited	−	−	−
Granted	450,000	$1.00	0.26
Exercised	−	−	−
Outstanding at September 30, 2014	900,000	$1.00	0.27

NOTE 7 – SUBSEQUENT EVENTS

On September 21, 2014, Trxade Group, Inc., accepted subscription agreements with certain investors. Under the terms of the Subscription Agreements, the Company accepted subscription agreements for 733,333 shares of the Company's common stock, $0.00001 par value per share, to the investors in connection with a private placement. The shares of common stock issuable above also included warrants to purchase 183,333 shares of Common Stock under the terms and conditions of a warrant agreement. The warrants have a five year term and an exercise price of $0.01 per share. The aggregate cash purchase price of the common stock and warrants was $1,100,000. At September 30, 2014, $400,000 had been received by the Company.

In October 2014, an additional $700,000 had been received from subscription agreements, and therefore 466,667 common shares and 116,667 investors warrants have been issued in connection with this private placement.

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

As of September 30, 2014, we had cash and cash equivalents of approximately $270,848 and other current assets of $265,674. Additional funds will be needed to continue to expand our platform and customer base, and cover general and administrative expense.

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

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30, 2014	September 30, 2013
	$	$
Net cash provided by (used in):
Operating activities	(699,330)	(361,530)
Investing activities	-	(10,977)
Financing activities	885,861	401,908
Net increase (decrease) in cash and cash equivalents	186,531	29,401

Cash used in operating activities for the nine months ended September 30, 2014 was $699,330. This is an increase of $337,800 from same period in 2013 and was due to increased staffing as the Company transitioned to its operational phase, continuing IT development of the Company’s web platform and professional fees.

Operating activities in 2013 by our predecessor-in-interest Trxade Group, Inc., a Nevada corporation that ultimately merged into our company, included options expense, $60,093 and contributed officers’ salary, $150,000, the purchase of inventory for Westminster Pharmaceuticals LLC, which went operational in 2013; increases in liabilities in both accounts payable and accrued expenses.

Historical Liquidity and Capital Resources

Working Capital

Our working capital as of September 30, 2014 and December 31, 2013 is summarized as follows:

	At September 30, 2014	At December 31, 2013
	$	$

Current assets	536,522	395,265
Current Liabilities	327,726	273,002
Working Capital	208,796	122,263

Current Assets

The increase in our current assets was primarily due to a $400,000 common stock issuance. Accounts receivable and prepaid assets increased by $79,421 and $ 49,064 respectfully.

Current Liabilities

Current liabilities increase is primarily due to an increase in accounts payable by $56,370 and accrued liabilities of $71,076. The accrued liabilities increase is primarily accrued management wages from executive employment contracts.

Results of Operations

Nine Months Ended September 30, 2014 Compared To Nine Months Ended September 30, 2013

	Nine months ending	Nine months ending
	September 30, 2014	September 30, 2013
	$	$
Revenues	904,603	754,227
Cost of Sales	275,129	691,349
Gross Profit	629,474	62,878
Operating expenses:
General and Administrative	1,341,015	653,776
Warrants and Options Expense	282,832	60,093
Total Operating Expenses	1,623,847	713,869
Loss from operations	(994,373)	(650,991)
Loss on debt conversion	(576,417)	−
Interest Expense	(4,109)	(1,772)
Net loss	(1,574,899)	(652,763)

Revenues increased for the nine months ended September 30, 2014 to $904,603 compared to $754,227 for the comparable period in 2013. This increase was primarily attributable to fee income from our web-based platform. Our sales department has continued to add customers in 2014 through direct marketing and customer training.

Cost of sales decreased for the nine months ended September 30, 2014 to $275,129 compared to $691,349 for the comparable period in 2013. This decrease was primarily attributable to an increase in revenue from the web-based platform which has lower cost of sales than our other revenue sources.

General and administrative expenses increased for the nine months ended September 30, 2014 to $1,341,015 compared to $653,776 for the comparable period in 2013. A large component of general and administrative expenses in 2014 were professional service fees, comprised of legal, accounting, financial advisory, board compensation, SEC filing, transfer agent and financing fees. These fees, which totaled approximately $33,943 for the nine month period in 2013, increased to $209,444 for the comparable period in 2014, as we ramped up our efforts to become a fully reporting company. The increase in general and administrative expenses was also affected by an increase in employee cash compensation expense in the 2014 period due to increased staffing as we reached our operational phase and our payroll expense was $531,885.

Warrant and options expense in the 2014 period represents compensation cost related to the issuance of employee stock options.

In February 2014, the Xcellink loan of $19,333 was converted to 600,000 shares of common stock along with $4,250 of proceeds. The shares were valued at the market price on the respective date of the transaction and the fair value of the shares was determined to be $600,000 and $576,417 was recorded as loss on conversion of debt during the nine months ended September 30, 2014.

Three Months Ended September 30, 2014 Compared To Three Months Ended September 30, 2013

	Three months ending	Three months ending
	September 30, 2014	September 30, 2013
	$	$
Revenues	372,690	323,406
Cost of Sales	77,153	368,672
Gross Profit (Loss)	295,537	(45,266)
Operating expenses:
General and Administrative	553,574	201,190
Warrants and Options Expense	91,789	36,372
Total Operating Expenses	645,363	237,562
Loss from operations	(349,826)	(282,828)
Interest Expense	(2,057)	(851)
Net loss	(351,883)	(283,679)

Revenues increased for the three months ended September 30, 2014 to $372,690 compared to $323,406 for the comparable period in 2013. This increase was primarily attributable to the web-platform fee growth as clients were retained and new clients were added by direct marketing efforts.

Cost of sales decreased for the three months ended September 30, 2014 to $77,153 compared to $368,672 for the comparable period in 2013. This decrease was primarily attributable to lower transactions in Westminster Pharmaceuticals LLC as a change to a more efficient logistics company was completed.

General and administrative expenses increased for the three months ended September 30, 2014 to $553,574 compared to $201,190 for the comparable period in 2013. A large component of general and administrative expenses in 2014 was professional service fees, comprised of legal, accounting, financial advisory, board compensation, SEC filing, transfer agent and financing fees. These fees, which totaled approximately $15,000 for the three month period in 2013, increased to $93,014 for the comparable period in 2014, as we ramped up our efforts to become a fully reporting company.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September and October, the Company issued an aggregate of 733,333 shares of restricted common stock and warrants to purchase 183,333 shares of restricted common stock of the Company to three (3) investors, together with certain registration rights. The aggregate cash purchase price of the common stock and warrants was $1,100,000, representing a net price per share of $1.20. The above referenced common stock and warrants and registration rights were fully issued on October 16, 2014, after all the subscription funds were received. This was previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014.

These issuances and grants were exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act of 1933, as amended (the “Act”) since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took appropriate measures to restrict transfer, and each recipient was (a) an “accredited investor”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Act; and/or (c) was a non-U.S. person.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1

Form of Subscription Agreement, filed previously under the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014 as Exhibit 10.1, File Number 000-55218.

10.2

Form of Warrant Agreement, filed previously under the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014 as Exhibit 10.2, File Number 000-55218.

10.3

Form of Registration Rights Agreement, filed previously under the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 26, 2014 as Exhibit 10.3, File Number 000-55218.

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

By:

/s/ Suren Ajjarapu

Suren Ajjarapu

Chief Executive Officer

Date: October 30, 2014

By:

/s/ Howard Doss

Howard Doss

Chief Financial Officer

Date: October 30, 2014