Form 10-K
period 2014-12-31
TRXADE GROUP, INC.
filed 2015-03-23
CIK 1382574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K

________________

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________.

Commission file number: 000-55218

TRXADE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of	Identification Number)
incorporation or organization)
1115 Gunn Hwy
Odessa, Florida	33556
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (800)-261-0281

Securities registered pursuant to Section 12(b) of the Act:  Common Stock, $0.00001 par value

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      . Yes    X . No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.        . Yes    X . No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934  during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    X .  Yes         .  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data  File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      X .  Yes        .   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and  will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):        .  Yes    X .  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 23, 2015 based upon the closing price reported on such date was approximately $7,731,613.  Shares of voting stock held by each officer and director and by each person who, as of March 23, 2015, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose. There were 31,269,160 shares of the registrant’s common stock outstanding on March 23, 2015.

Documents Incorporated by Reference:

Certain portions of the registrant’s Proxy Statement for the 2015 annual meeting of shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A, not later than 120 days after the close of the registrant’s fiscal year, are incorporated by reference under Part III of this Form 10-K.  The date of the annual stockholders meeting is April 20, 2015.

TABLE OF CONTENTS

PART I

Throughout this annual report on Form 10-K, the terms “we,” “us,” “our,” and “our company” refer to Trxade Group, Inc., a Delaware corporation, and, unless the context indicates otherwise, also includes our subsidiary, Trxade, Inc., a Florida corporation.

Forward-Looking Statements

This annual report contains forward-looking statements, which reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. Our actual results may differ materially from results anticipated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors.”

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K, Proxy Statements on Schedule 14A and Information Statements on Schedule 14C.

We obtained the market data used in this report from internal company reports and industry publications.  Industry publications generally state that the information contained in those publications has been obtained from sources believed to be reliable, but their accuracy and completeness are not guaranteed and their reliability cannot be assured.  Although we believe market data used in this 10-K is reliable, it has not been independently verified.

Item 1. Business

The following discussion should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Annual Report.

Overview

We have designed and developed, and now own and operate a business-to-business web-based marketplace focused on the US pharmaceutical industry. Our core service is designed to bring the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities on a web-based platform.

CORPORATE HISTORY

Background of XCEL

Our company was incorporated in Delaware on July 15, 2005 as “Bluebird Exploration Company” (“Bluebird”). Bluebird was originally formed to engage in the exploitation of mineral properties. In December 2008, Bluebird changed its name to “Xcellink International, Inc.” (“XCEL”), and subsequently announced that its business plan was being expanded to include the development and marketing of platform-independent customer-centric payment systems and methodologies. XCEL was unable to raise the funds necessary to implement its business strategy, never generated any revenue and was a “shell” corporation. On January 9, 2014, Trxade Group, Inc., a privately held Nevada corporation merged with and into XCEL, and XCEL changed its name to “Trxade Group, Inc.”XCEL’s shares traded on the Over-the-Counter Bulletin Board (“OTCBB”) market until early 2010.

Background of Trxade

PharmaCycle LLC, a Nevada limited liability company ("PharmaCycle"), was formed in August 2010 by Prashant Patel to serve as a web-based market platform designed to enable trading among healthcare buyers and sellers of pharmaceuticals, accessories and services. In January 2013, PharmaCycle converted into a Florida corporation and changed its name to Trxade, Inc. ("Trxade Florida").  In May 2013, Trxade Florida created a new wholly owned subsidiary, Trxade Group, Inc., a Nevada corporation ("Trxade Nevada"). Trxade Nevada acquired Trxade Florida pursuant to a reverse triangular merger, resulting in Trxade Florida becoming a wholly owned subsidiary of Trxade Nevada (the "Nevada-Florida Merger"). The sole purpose of the Nevada-Florida Merger was to provide for a holding company to own Trxade Florida, the operating company. At all times up to the Nevada-Florida Merger, Trxade Florida was capitalized exclusively through cash capital contributions made by Messrs. Suren Ajjarapu and Patel.  Immediately following the Nevada-Florida Merger, Messrs. Ajjarapu and Patel collectively owned 99% of Trxade Nevada. Subsequent to the Nevada-Florida Merger (but prior to the merger with XCEL), Trxade Nevada raised $670,000 through the sale of its preferred stock in private placements made to third party investors.

Reverse Merger with Trxade

On September 26, 2008, Mark Fingarson, the former President, sole Director and controlling shareholder of XCEL, sold 80,000,000 shares of XCEL to XCEL’s then attorney, Ron McIntyre. On November 22, 2013, Trxade Nevada acquired Mr. McIntyre’s controlling interest of 80,000,000 shares in XCEL pursuant to a Purchase and Sale Agreement dated November 7, 2013. At the time of the sale, XCEL had 104,160,000 shares of common stock issued and outstanding, including the 80,000,000 shares of stock acquired by Trxade Nevada.

On December 16, 2013, Trxade Nevada and XCEL entered into a definitive merger agreement (the “Merger Agreement”) providing for the merger (the “Merger”) of Trxade Nevada with and into XCEL, with XCEL as the surviving corporation. The Merger closed on January 8, 2014. Under the terms of the Merger Agreement, we amended our articles of incorporation (filed herewith), changed our name to “Trxade Group, Inc.,” and changed our trading symbol to XCEL.PK. On February 13, 2014 an additional 600,000 shares of our common stock (on a post-reverse split basis) were issued pursuant to the conversion of $19,333 aggregate principal amount of our outstanding promissory notes. Our current officers and directors were the officers and directors of Trxade Nevada.

Recapitalization of Common Stock by a Reverse Split and Increase of Authorized Shares of Stock

Pursuant to our Amended and Restated Certification of Incorporation, we increased the authorized shares of our Common Stock from 200,000,000 shares to 500,000,000 shares, and authorized 100,000,000 shares of Preferred Stock, including 10,000,000 shares of Series “A” Preferred Stock.  We also effectuated a one thousand-for-one (1,000:1) reverse stock split of our shares effective upon the closing of the Merger (the “Reverse Split”).  As a result of the Merger and the Reverse Split, 29,470,000 shares of our common stock were issued to the former Trxade Nevada stockholders,

We also effectuated a reverse stock split at the ratio of one thousand-for-one (1,000:1) shares effective upon the closing of the Merger (the “Reverse Split”).   In connection with the split, the 104,160,000 outstanding shares of our Common Stock, including the 80,000,000 shares held by Trxade Nevada, converted into 104,160 shares of Common Stock. As a result of the Merger, Trxade Nevada Shareholders holding 28,800,000 shares of Common Stock and 670,000 shares of Series A Preferred Stock converted their shares on one-to-one basis into 28,800,000 shares of our Common Stock and 670,000 shares of our Series A Preferred Stock, for an aggregate total of 29,470,000 shares.  Further, 600,000 shares of our common stock (on a post- Reverse Split basis) were issued following the merger in connection with the conversion of our promissory notes.  The 80,000,000 pre-merger shares held by Trxade Nevada, which post-split amounted to 80,000 shares, revered to treasury stock of the company.

Subsidiaries

We own 100% of Trxade Florida. This subsidiary is included in our attached financial statements and is engaged in the same line of business as Trxade. Trxade Florida is a web-based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

We also own 100% of Westminster Pharmaceutical LLC, a Delaware limited liability company (“Westminster”). Westminster  was formed in January 2013 as a single member LLC wholly owned by Trxade Florida. This licensed subsidiary is included in our attached financial statements and provides state-licensed pharmacies and buying groups in the United States with pharmaceuticals approved by the United States Food and Drug Administration (the “FDA”).

We own 100% of Pinnacle Tek, Inc., a Florida corporation founded by Mr. Ajjarapu in 2011. (“Pinnacle”). Pinnacle Tek serves as a technology consultant provider that supports our programming needs and provides research on pharmaceutical pricing and shortages in acute care and retail settings. Through July 2013, Pinnacle Tek was funded entirely by cash contributions made by Mr. Ajjarapu. In July 2013, Trxade Nevada made the strategic decision to acquire Pinnacle Tek pursuant to a merger in which each share of common stock of Pinnacle Tek owned by Mr. Ajjarapu (the owner of 1 million shares of Pinnacle Tec's  common stock, representing 100% ownership) was exchanged for three shares of common stock of Trxade Nevada, resulting in the issuance to Mr. Ajjarapu of 3,000,000 shares of common stock of Trxade Nevada. Pinnacle Tek is included in our attached financial statements.

BUSINESS OF TRXADE

Our Principal Products and Services and their Markets.

Trxade.com : Trxade.com is a web-based pharmaceutical marketplace engaged in promoting and enabling trade among independent pharmacies and large pharmaceutical suppliers nationally. Additional features include the ability of independent pharmacies to trade among each other in currently 18 states that follow the Model State Pharmacy Act. (The Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act) provide the boards of pharmacy with model language that may be used when developing state laws or board rules.) Other value-added components include access to Trxade’s proprietary pharmaceutical shortage database, data analytics regarding medication pricing, and manufacturer return policies. We generate revenue from this service by charging a transaction fee to the seller of the products for sales conducted via the Trxade platform. The buyers do not bear the cost of transaction fees for the purchases that they make nor do they pay a fee to join or register with our platform.

InventoryRx.com : InventoryRx.com is a web-based pharmaceutical marketplace formed to promote and enable trade among suppliers, manufacturers and large healthcare facilities nationally. The seller of products and advertisers are charged a transaction fee or posting fee for products sold or featured on the platform. To date, we have not generated any revenue from this product.

Pharmabayonline : Pharmabayonline was created to provide access to proprietary pharmaceutical data analytics to United States-based independent pharmacies, pharmaceutical shortage databases, proposed governmental reimbursement benchmarks comparison and analysis, and a proprietary suggested national retail drug benchmark. To date no revenue has been generated from this service.

RxGuru : RxGuru is a service-based desktop software application designed to provide valid, daily drug pricing and analytics to the independent pharmacist at time of care to enable their patients to realize cost savings on their medications. This application works in conjunction with the Trxade platform but to date has not driven any revenue.

Wholesale Division : Our Wholesale Division acts as a distribution arm to provide pharmaceuticals to independent pharmacies in 8 states currently via a third party logistics company. The focus of this division is primarily on pharmaceuticals in national shortage, specialty pharmaceuticals and medical supplies. Revenue is currently being generated from the sale of products owned by the wholesale division. Westminster Pharmaceuticals buys US FDA approved prescription medication, medical supplies and other over the counter (OTC) products from licensed pharmaceutical wholesalers and manufacturers. These products are delivered and stored at a licensed third party logistics company on our behalf and ready for delivery to our customer base once a product is sold.

Pinnacle Tek : Pinnacle Tek is our Information Technology consulting and staffing division , with particular focus on pharmaceutical data research and analytics on product shortages and pricing benchmarks. We charge an hourly consulting fee on our clients, and we have generated revenue through our IT consulting and job placement services.   Our data analytics portion has not realized any revenue generation to date. Pinnacle Tek is a consulting organization established to engineer optimal business solutions by applying and integrating existing and emerging information technologies. In tune with the diverse technological requirement of the corporate sector, Pinnacle Tek, Inc was formed to provide much needed strategic technology resources and products. Pinnacle Tek focuses mainly on the healthcare industry that presents a great challenge for emerging as well as established businesses. Demand is ever growing for new healthcare solutions from a patient base empowered by technology. Healthcare clients strive to achieve a competitive advantage in innovative ways while addressing critical clinical practice, regulatory, and cost-benefit issues in the U.S. and worldwide markets. Pinnacle Tek brings business and industry knowledge and experience to the challenges faced by the healthcare industry. We offer IT services to healthcare providers and payers. With a strong team of certified domain consultants, we deliver a range of consultants with varying degree of expertise and skills in the healthcare space. Leveraging Pinnacle Tek resources will assist clients to quickly transform opportunities and strongly enhance competitiveness. Our health care consulting professionals deliver innovation and insight to all sectors of the marketplace with a focus on healthcare providers.

All our product offerings are focused on the US markets. Some products are restricted to certain states depending on the various state regulations and guidelines pertaining to pharmaceuticals. Our services are distributed through our online platform. Our wholesale division distributes pharmaceuticals to independent pharmacies in 26 states currently via a third party logistics company.

The Pharmaceutical Industry

According to the 2013-14 Economic Report on Retail, Mail, and Specialty Pharmacies by Adam J. Fein, Ph.D. the US pharmaceutical industry is a $330 billion industry consisting of over 65,000 pharmacy facilities and over 700 DEA-registered and 1,500 State-licensed suppliers. There are very few platforms currently in place to bring these participants together to share market knowledge, product pricing transparency and product availability. According to this, the pharmaceutical market is comprised primarily of three wholesalers that control an estimated approximately 92% of the market. Our management believes that this concentration has, over the years, led to a lack of price and cost transparency, thereby resulting in severe limitations on the purchasing choices of industry participants. These market dynamics have enabled these large wholesalers (McKesson, Cardinal Health and Amerisource Bergen), known as ADR distributors, to dominate the industry with respect to both generic and brand pharmaceuticals. The increasing concentration of generic medications (ANDA or Abbreviated New Drug Application), however, with many more expected to go to market in the near future (approximately $80 billion branded medications will lose their patent protection within the next ten years), have enabled smaller suppliers access to an increasing number of medications at highly discounted prices. In essence, the market is slowly changing towards one where medications will become a commoditized and trade influenced by price rather than the business relationships imposed upon the dominant participants of the past.

To fuel this change, insurance companies (Pharmacy Benefits Management PBM and private health payers) and the federal government have recently initiated lower medication reimbursement payments to healthcare providers. We believe that pharmacies in due course will face increasing pressure to source medications as inexpensively as possible and improve operational efficiency. Trxade seeks to be in the forefront of solving these transparency and pricing concerns by providing independent, retail pharmacies with real-time, pharmacy acquisition cost “PAC” benchmarks to the NDC level The National Drug Code (NDC) is a unique product identifier used in the United States for drugs intended for human use.

Status of any publicly announced new products or services.

Our RxGuruTM application was launched in the first quarter of 2014 and complements Trxade.com’s efforts of delivering timely information at time of purchase. Our industry leading price prediction model “RxGuru” integrates product shortage insight into pharmacy acquisition benchmarks (“PAC”) to ascertain trends and pricing variances that result in significant purchasing opportunities. “RX Guru” helps to predicts prices and affords our members an opportunity to continuously benefit from real price purchasing opportunities that are often concealed from the rest of the industry.

InventoryRx, launched in the first quarter of 2014, is a web based pharmaceutical exchange platform where wholesalers can purchase and sell pharmaceuticals and other over the counter medications among each other. The site offers these trading partners greater product availability and pricing transparency and may substantially improve their buying efficiency as well as lower their cost of goods on a continuous basis.

Competitive business conditions, the issuer’s competitive position in the industry, and methods of competition.

We expect to face competition from the three large ADR distributors (McKesson, Cardinal Health & Amerisource Bergen), other pharmaceutical distributors, buying groups, software products, and other start-up companies. Most of these operations have substantially greater financial and manufacturer backed resources, longer operating histories, greater name recognition and more established relationships in the industry.

Other Start-up Companies. We have identified a limited number of start-ups that provide pharmacy-to-pharmacy retail wholesaling for their overstock pharmaceuticals. In addition, some start-ups provide for a supplier-pharmacy trading such as Pharmabid.com, CherrypickerRx, Pharmsaver and Bidgenerics, and provide web-based services similar to ours, allowing pharmacies to buy from several suppliers. Trxade differentiates itself from these exchanges by providing our pharmacies with both brand and generic pharmaceutical products.

Buying Groups. Buying Groups provide discounted prices to their members by negotiating better pricing with one primary wholesaler, while charging administration fees generally ranging from 3-5%. Some Buying Groups are structured like co-operatives (IPC, API) and offer their members monthly or quarterly rebates. Although they can function well to bring pricing competition to the industry, they often offer rebates only after the purchase and we don’t believe they will provide long term savings to customers with this model given the increased transparency and competition in the industry.

Pharmaceutical Software. Some pharmaceutical software companies compete with us  on some levels. Surecost, for example provides inventory management software that allows pharmacies to comply with primary supplier contracts. This software is fee based, and requires training.

Moving forward. Some pharmacies may be reluctant to adapt to this format of buying due to the historical negativity associated with purchasing pharmaceuticals on the internet and the uncertainty with respect to the origin and purity of pharmaceuticals so purchased. Trxade management believes that as we continue to develop our brand, our customer base, and our vast product offerings, we will gain the trust of the market and overcome the negativity associated with purchasing via a pharmaceutical marketplace.

One advantage that we believe we have over our competition is our ability to be flexible and fast moving in adjusting our business model to address the needs of our customer base. Trxade started by offering pharmacies a reverse auction model to enhance savings on the purchase of their pharmaceuticals. Customer feedback suggested that pharmacies prefer a more buy now format, which we implemented and then supplemented with a pharmacy-to-pharmacy trading capability for all overstock pharmaceuticals. This resulted in a “one stop-one-search” platform to buy quality pharmaceuticals for less and a data-rich platform to help pharmacies overcome the complexities related to supply chain purchasing.

Sources and availability of raw materials and the names of principal suppliers.

Trxade is a web- based technology platform. Because we are not a manufacturing company, we don’t need any raw materials. We have three modules on our platform: supplier-to-pharmacy trade, pharmacy-to-pharmacy trade, and supplier-to-supplier trade. We bring buyers and sellers together on this platform. Our suppliers include Bellco Generic’s, IPC and Bonita Pharmaceuticals.

Dependence on one or a few major customers.

As of the date of this Form 10-K, we have over 3,200  pharmacies and over 15 pharmaceutical suppliers as customers, with a market potential of approximately 24,000 independent pharmacies and 1,500 regional and local suppliers. We have a working relationship with eight wholesalers and the nation’s largest buying group. Although we feel those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the wholesalers decided no longer to do business with Trxade, the resulting supplier void would materially and adversely affect our competitiveness in the marketplace.

Intellectual Property

Although we believe that our name and brand are protected by common law trademark principals, other than Trxade and pending trademarks on RxGuru and our pharmaceutical pricing benchmarks PAC we do not currently have any other registered trademarks, patents, concessions, licenses, royalty agreements, or franchises. Our business operates under proprietary software system and various trade secrets within our database, business practices and pricing model.

Need for government approval of principle products and services.

We are required to hold business licenses and to follow applicable state and federal government regulations detailed herein. Our wholesale division, which warehouses pharmaceutical products, requires requisite FDA and state approval, which we have obtained.

Effect of existing or probable government regulations on the business.

Federal Drug Administration Guidelines

On April 12, 1988, President Ronald Reagan signed into law the Prescription Drug Marketing Act of 1987 (PDMA), setting the baseline for wholesale distribution regulations. The final regulations were published in 1999, establishing the minimum wholesale distribution requirements for state licensure. With the intent to prevent the introduction and retail sale of substandard, ineffective, or counterfeit drugs into the distribution system, state licensing systems moved to update their standards to match those provided federally as guided under FDA’s Guidelines for State Licensing of Wholesale Prescription Drug Distributors (21 CFR 205). PDMA established minimum federal pedigree requirements to trace the ownership of prescription drugs through the supply chain. The principal goal of the PDMA was to further secure the nation’s drug supply from counterfeit and substandard prescription drugs. The law establishes two types of distributors: “Authorized distributor[s] of record” or ADRs; and “Unauthorized distributor[s],” such as wholesalers. The pedigree requirement was to require each person engaged in the wholesale distribution of a prescription drug in interstate commerce, who is not the manufacturer or an authorized distributor of record for that drug, to provide a pedigree to the recipient. After meeting resistance from various stakeholders, the FDA delayed the effective date of the regulations several times, until final implementation in December 2006.

At the federal level the implementation of the track and trace legislation by 2017 will require the use of pharmaceutical pedigree to track the movement of pharmaceuticals along the supply chain. The costs of complying with this new legislation may be too burdensome for many of the smaller suppliers. Further, some state laws utilizing the Federal Model Pharmacy Act may change or add rules that restrict pharmacy to pharmacy trading in the future. Current model act laws allow for a pharmacy being able to trade 5% of their annual inventory with other pharmacies while most state laws allow for retail pharmacies to be able to trade a product in national shortage status.

State Drug Administration Guidelines

There are a number of national and state wide regulations that have an effect on our business. All drug wholesalers must be licensed under state licensing systems, which must in turn meet the FDA guidelines under State Licensing of Wholesale Prescription Drug Distributors (21 CFR Part 205). The regulations set forth minimum requirements for prescription drug storage and security as well as for the treatment of returned, damaged, and outdated prescription drugs. Further, wholesale drug distributors must establish and maintain inventories and records of all transactions regarding the receipt and distribution of prescription drugs and make these available for inspection and copying by authorized federal, state, or local law enforcement officials. In most states, wholesale distributor licenses are issued by the State Boards of Pharmacy and require periodic renewal. Approximately 40 states also require out-of-state wholesalers that distribute drugs within their borders to be licensed as well.

States have statutes pertaining to the need to possess a wholesaler license for pharmacies to exchange pharmaceuticals with other pharmacies. There are a number of states that allow pharmacies to exchange pharmaceuticals with other pharmacies if the amount of the exchange does not exceed 5% of either pharmacy’s annual revenue generated from prescription pharmaceuticals, without the need to acquire a wholesaler license. Some state pharmacy boards limit that exchange to only emergency exchanges and many of those states define emergency exchanges to mean exchanges to address temporary shortages. It is important to know the opinion taken by the board of pharmacy for each state because these boards are initially responsible for interpreting the statute, and not their respective state attorney general. Approximately 30 states currently have opined that pharmacy to pharmacy exchange does not require a pharmacy to possess a wholesaler’s license. The interpretation of state statutes have changed, although the statutes have remained unchanged.

California, Florida, Nevada, New Mexico and Indiana define the normal distribution channel to not include the lateral sales of pharmaceuticals between wholesalers. The new Supply Chain Act, part of the Quality Drug Act, which was signed into federal law in December 2013, precludes all states from restricting, investigating or inspecting the distribution channel and transactional history. Until the federal government provides guidelines for the new federal law, no state regulation or guideline exists. The transactional history regulation guidelines should be available in early 2015. Federal licensing of wholesalers will take place in January 2017.

The warehousing of pharmaceuticals is also restricted and requires additional state licenses. Some licenses require bonds and written exams and may take some time to approve. Currently, Westminster Pharmaceuticals, our wholesale distributor, asks for formal pedigrees from the ADR wholesalers and provides pedigrees to those entities they sell to in the marketplace. This requirement limits liability and provides assurance if a recall is warranted that Trxade and its participants will receive value for the commodity.

Other Regulations:

Changes in state and federal regulations related to pharmacy-to-pharmacy trading may negatively impact that aspect of our business. Individual state regulation changes can be expected from time to time regarding wholesaler distribution activities and have the potential of increasing the cost of doing business in those states by influencing licensing requirements, fees and thus elevating our administrative costs.

Research and Development.

During the last two fiscal years, Trxade.com, InventoryRx.com, Pharmabayonline and RxGuru have been developed as proprietary software. For the years ended December 31, 2013 and 2014, $611,713 and $319,443, respectfully was spent by the company in development activities. None of these expenses were borne directly by customers.

Cost of compliance with environmental laws.

We are not aware of any costs or effects of our compliance with environmental laws.

Employees

Currently, we have 34 employees.  We also utilize numerous outside consultants.

Item 1A.  Risk Factors

Risks Related to Our Business

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this Report. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. It is not possible to predict or identify all such factors. Consequently, the following are not to be a complete discussion of all potential risks or uncertainties applicable to our business.

We have a limited operating history and expect to continue to incur losses for an indeterminate period of times

We were incorporated in Delaware in 2005 and have never been profitable. Our current business model has been in development since 2010 under a predecessor entity. As a result, we have a limited operating history upon which an evaluation of our performance can be made. Revenues generated from the Company’s business operations for the years ending December 31, 2012, 2013 and 2014 were $806,047, $955,881 and $1,496,183, respectively. We incurred operating losses for the years ending December 31, 2012, 2013 and 2014 of ($150,713), ($2,084,004), and ($2,016,853), respectively. We expect to incur further losses in the foreseeable future due to the significant costs associated with our business development, including costs associated with maintaining compliance under SEC reporting standards. We cannot assure you that our operations will ever generate sufficient revenues to fund our continuing operations or to fully implement our business plan, that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period.

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the start and growth of a business, the implementation of the Company’s business plan, and the regulatory environment affecting the distribution of pharmaceuticals in which the Company operates.

If we do not obtain additional financing, our business, prospects, financial condition and results of operations will be adversely affected.

The Company anticipates that it will require substantial working capital for the Company to pursue continued development of products and service and marketing operations. The timing and amount of such capital requirements cannot be accurately predicted. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.

The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing will be dilutive to the Company’s stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital and other financial and operational matters. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations or its anticipated expansion, which could have a material adverse effect on the Company.

Many of our competitors are better established and have resources significantly greater than we have, which may make it difficult to fend off competition.

The Company expects to compete with the three large ADR distributors (McKesson, Cardinal Health & Amerisource Bergen), other pharmaceutical distributors, buying groups, software products, and other start-up companies. Many of these operations have substantially greater financial and manufacturer-backed resources, longer operating histories, greater name recognition and more established relationships in the industry than our company. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may be able to control a more favorable basis in regard to pricing or other factors. Our failure to compete successfully with any of these companies would have a material adverse effect on our business and the trading price of our common stock.

The three distributors listed above have a strong control over the industry, as they have contracts with the 24,000 independent, retail pharmacies that limit the participants’ ability to purchase pharmaceuticals outside of those primary distributors. Additional restrictive elements exist within the pharmaceutical channel of distribution. For example, a number of the inventory management systems, either developed by the distributors or third party vendors, have been developed to require compliance to these restrictive purchasing agreements.

Moreover, we expect that other existing and prospective competitors will adopt technologies or business plans similar to ours, or seek other means to develop operations competitive with ours, particularly if our development of large-scale production progresses as scheduled.

We will need to expand our member base and/or our profit margins to attain profitability

Currently, we are paid an administrative fee of up to 6% of the buying price on the generic pharmaceuticals sold to pharmacies and up to 1% on brand pharmaceuticals that pass through our pharmaceutical exchanges. Westminster Pharmaceuticals, our wholesale company, was created to take advantage of the higher margins generally realized by wholesalers that provide fulfillment services to pharmacies. We have entered into a relationship with Vesant Supply chain, a logistic services company, to provide us with logistical services (warehousing, packaging, shipping, etc.).

Our management is aware that the competitiveness of the group of suppliers that participate in our system and price products on our exchange is a key factor in determining how many purchasing pharmacies and wholesalers will purchase products through our platforms. However, price is not the only factor that influences where retail pharmacies will obtain their product. Quality fulfillment services is also important, and retail pharmacies have historically received quality fulfillment services from the three major ADR distributors. In order to be more competitive, we must improve our customer service and fulfillment efforts, because the independent, retail pharmacy has for years considered this element of the fulfillment process as important as price. Other factors influencing the pharmacies purchasing behavior in the future will be changes brought upon by The Affordable Care Act, which regulates some aspects of pharmaceutical spending and pricing. In this regard we should benefit substantially from our pricing and product shortage knowledge that is offered by our platform.

Profitability may be further increased as a result of lower cost of goods should Westminster Pharmaceuticals build stronger relationships with manufacturers and other larger buying groups that server wholesalers/ distributors (examples include Optisource, Premier, Innovatix, Armada etc). On a larger scale those margins will drop depending upon the breath of products provided in the market and the sale turn rates required. Westminster Pharmaceuticals can participate and sell products in Trxade or Inventory RX without possessing a comprehensive inventory of products because those exchanges have numerous suppliers for each product. At our current rate of expenses and revenue, we must increase sales two-fold in order to breakeven. We are currently undertaking a significant effort to increase our membership base through attendance at annual conferences and other strategies. Trxade has also introduced a new telemarketing system and an expanded e-mail marketing strategy based on our competitive price advantages and product shortage and price trend analysis tools.

There are inherent risks associated with our operations within the Pharmaceutical Distribution Markets

There are inherent risks involved with doing business within the pharmaceutical distribution channel, including:

•	Product Use Liability: Improperly manufactured products may prove dangerous to the end consumer.
•	Distribution Product Liability: Products may become adulterated by improper warehousing methods or modes of shipment.
•	Counterfeit Products or products with fake pedigree papers.
•	Unlicensed or unlawful participants in the distribution channel.
•	Risk with default and the assumption of credit loss.
•	Risk related to the loss of supply, or the loss of a number of suppliers.

Although all of our user agreements require our customers to indemnify us and for any and all liabilities resulting from our participation in the pharmaceutical distribution industry, we cannot assure you that the parties required to provide such indemnification will have the financial resources to do so. Additionally, although we have evaluated appropriate state statutes and federal laws pertaining to pharmaceutical distribution in an effort to diminish our risks, the Board of Pharmacy for each state is responsible for interpreting their state laws, and their interpretations may not comport with our analysis. It is also possible that any third party logistics arrangements may disrupt service, create a loss of income, or other unforeseen disruptions should the service provider experience any legal, financial or other difficulties of their own.

Regulatory changes that affect our distribution channel could harm our business

Certain states (CA, FL, NV, NM & IN) have enacted laws that prohibit lateral movement of pharmaceuticals within the distribution channel. These laws prohibit wholesalers from selling pharmaceuticals directly from or to other wholesalers where they maintain inventory. Other states may in the future enact similar laws that place restrictions in pharmaceutical trading within Trxade’s platforms. At the federal level, the implementation of the track and trace legislation by 2017 requiring the use of pharmaceutical pedigree may restrict and disrupt the movement of pharmaceuticals along the supply chain should the cost of complying with this new legislation be too burdensome for smaller suppliers. In addition, some state laws utilizing the Federal Model Pharmacy Act may change or add rules that restrict pharmacy to pharmacy trading in the future. Current model act laws permit pharmacies to trade 5% of their annual inventory with other pharmacies while most state laws allow for retail pharmacies to be able to trade a product in national shortage status.

We may apply working capital and future funding to uses that ultimately do not improve our operating results or increase the value of your investment.

The Company has complete discretion over the use of its working capital and any new investment capital it may in the future obtain. Because of the number and variety of factors that could determine the Company’s use of funds, there can be no assurances that such uses will not vary substantially from the Company’s current operating plan.

We intend to use existing working capital and future funding to support the development of our products and services, product purchases in our wholesale distribution division, the expansion of our marketing and/or the support of operations to educate our customers. We will also use capital for market and network expansion, acquisitions and general working capital purposes. However, we do not have more specific plans for our capital and our management will have broad discretion in how we use available capital reserves. Our capital could be applied in ways that do not improve our operating results or otherwise increase the value of a shareholder’s investment.

We do not have a traditional credit facility with a financial institution, which may adversely impact our operations.

We do not have a traditional credit facility with a financial institution, such as a working line of credit. The absence of such a facility could adversely impact our operations, as it may constrain our ability to have available the working capital for equipment purchases or other operational requirements. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our business development efforts. Without credit facilities, the Company could be forced to cease operations and investors in our securities could lose their entire investment.

We are dependent upon our current management, who may have conflicts of interest.

The Company is dependent upon the efforts of its current management. All of our officers and directors have duties and affiliations with other companies. Even though these companies are not competitors or involved in pharmaceutical distribution, involvement of our officers and directors may still present a conflict of interest regarding decisions they make for Trxade or with respect to the amount of time available for Trxade. The loss of any officer or director of the Company and in particular, Mr. Patel or Mr. Ajjarapu, could have a material adverse effect upon our business and future prospects.

The Company does not presently have key-man life insurance upon the life of any of its officers or directors. While our management team has considerable information technology and entrepreneurial experience, none of our management was been involved in pharmaceutical distribution prior to joining the Company and, as such, did not have any technical experience in pharmaceutical distribution prior to joining the Company. Upon adequate funding, management intends to hire qualified and experienced personnel, including additional officers and directors, and specialists, professionals and consulting firms to advise management as needed; however, there can be no assurance that management will be successful in raising the necessary funds in respect of recruiting, hiring and retaining such qualified individuals and firms.

We plan to implement an aggressive growth strategy, which could increase the risk of failure.

For the foreseeable future, the Company intends to pursue an aggressive growth strategy for the expansion of its operations through product development distribution and marketing. The Company’s ability to rapidly expand its operations will depend upon many factors, including the Company’s ability to work in an regulated environment, market value added products effectively to independent pharmacies, establish and maintain strategic relationships with suppliers, and obtain adequate capital resources on acceptable terms. Any restrictions on the Company’s ability to expand may have a material adverse effect on the Company’s business, results of operations, and financial condition. Accordingly, there are no assurances that the Company will be able to achieve its targets for sales growth, or that the Company’s operations will be successful or achieve anticipated operating results.

We rely on third-party contracts.

We depend on others to provide products and services to the Company. We do not manufacture pharmaceuticals and we do not sell pharmaceuticals to the end consumer. We do not control these wholesalers, suppliers and purchasers and although our arrangements with them will be terminable, a change may be difficult to implement. At this time, we have a working relationship with eight wholesalers and the nation’s largest buying group. Although we feel those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the wholesalers decided no longer to do business with us, that supplier void would materially and adversely affect our competitiveness in the marketplace.

It may be difficult and costly for us to comply with the extensive government regulations to which our business may be subject.

Our operations are subject to extensive regulation by the U.S. federal and state government. In addition as the company expands operations it may also become subject to the regulations of foreign jurisdictions. We may also become subject to additional regulations relating to environmental matters, transportation of pharmaceutical products, shipping restrictions, and import and export restrictions.

Further, the enactment of new rules and regulations could adversely affect our business. For example, The Affordable Care Act has a primary goal of reducing the cost of healthcare and providing medical coverage to some of the nation’s 25 million uninsured. Depending on its future enforcement or additional rules and regulations created around it, pharmaceutical pricing control could be established resulting in substantially reduced margins and reimbursement for pharmacies and all other healthcare provider bases. In turn this may adversely affect our cash flow, profitability, and growth.

We will continue to incur increased costs as a result of being a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

We are an SEC reporting company. The rules and regulations under the Exchange Act require reporting companies to provide periodic reports with interactive data files, which require that we engage legal, accounting and auditing professionals, and XBRL and EDGAR service providers. The engagement of such services can be costly and the Company may continue to incur additional losses, which may adversely affect the Company’s ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of being a reporting company, we are be required to file periodic and current reports and other information with the SEC and we have adopted policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures.

The additional costs we continue to incur in connection with becoming a reporting company (expected to be several hundred thousand dollars per year) will continue to  further stretch our limited capital resources. Due to our limited resources, we  have to allocate resources away from other productive uses in order to continue to comply with our obligations as an SEC reporting company. Further, there is no guarantee that we will have sufficient resources to continue to meet our reporting and filing obligations with the SEC as they come due.

RISKS RELATED TO THE  OWNERSHIP OF OUR COMMON STOCK

We are  subject to the “penny stock” rules which will adversely affect the liquidity of our common stock.

The Company’s stock is defined as a “penny stock” under Rule 3a51-1 of the Exchange Act. In general, a “penny stock” includes securities of companies which are not listed on the principal stock exchanges or NASDAQ and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6,000,000 in the last three years. “Penny stocks” are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell the Company’s stock, and therefore, may adversely affect the ability of the Company’s stockholders to sell stock in the public market.

The sale of shares by our directors and officers may adversely affect the market price for our shares.

Sales of significant amounts of shares held by our officers and directors, or the prospect of these sales, could adversely affect the market price of our common stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

A significant number of our shares will be eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. In addition, commencing on the one-year anniversary of the effectiveness of our Registration Statement on Form 10, some or all of the shares of common stock may be offered from time to time in the open market pursuant to Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, commencing on the one-year anniversary of the effectiveness of such Registration Statement, a person who has held restricted shares for a period of six months may sell common stock into the market.

The limitation of monetary liability against the Company’s directors, officers and employees under Delaware law and the existence of indemnification rights to the Company’s directors, officers and employees may result in substantial expenditures by the Company and may discourage lawsuits against the Company’s directors, officers and employees.

The Company’s articles of incorporation contain a specific provision that limits the liability of directors for monetary damages to the Company and the Company’s stockholders. We also have contractual indemnification obligations under our employment and engagement agreements with our executive officers and directors. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the Company’s directors and officers even though such actions, if successful, might otherwise benefit the Company and its stockholders.

There is a limited market for our shares; our common stock is thinly quoted, so you may be unable to sell at or near bid prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Our Common Stock is traded on OTCBB under the symbol TRXD. The OTCBB is a quotation service for the Financial Industry Regulatory Authority (“FINRA”) market makers, and not an issuer listing service or securities market. There is no minimum bid price requirement. OTCBB companies are not considered to be “listed.” There are, however, certain requirements an issuer must meet in order for its securities to be eligible for a market maker to enter a quotation on the OTCBB, including that the security be registered with the SEC and the issuer be current in its required filings.  Our Common Stock is very thinly traded, and a robust and active trading market may never develop. Our common stock will likely continue to be sporadically or “thinly-quoted,” meaning that the number of persons interested in purchasing our common stock at or near ask prices at any given time may be relatively small or nonexistent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that trading levels will not continue.

Our stock may be traded on the OTCQB. The OTCQB is an electronic quotation system operated by OTC Markets Group that displays quotes from broker-dealers for many over-the-counter securities. These securities tend to be inactively quoted stocks, including penny stocks and those with a narrow geographic interest. Market makers and other brokers can use OTC Markets to publish their bid and ask quotation prices. The OTC Markets is not a stock exchange. To be quoted in the OTC Markets, companies do not need to fulfill any financial requirements. The companies quoted in the OTC Markets tend to be closely held, extremely small, and thinly quoted. Most do not meet the minimum U.S. listing requirements for trading on a stock exchange such as the New York Stock Exchange.

We have never paid or declared any dividends on our common stock.

We have never paid or declared any dividends on our common stock or preferred stock. Likewise, we do not anticipate paying, in the near future, dividends or distributions on our common stock. Any future dividends on common stock will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate.

Our directors have the right to authorize the issuance of shares of preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our articles of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Any issuance of shares of preferred stock could adversely affect the rights of holders of our common stock. Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in our stock would be proportionally reduced.

If we fail to remain current in our reporting requirements on the OTCBB, where we are publically quoted, we could be removed from the OTCBB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies whose shares are quoted for sale on the OTCBB and the OTCQB must be reporting issuers under Section 12 of the Exchange Act, and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB and OTCBB. If we fail to remain current in our reporting requirements, we could be removed from the OTCBB or OTCQB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

The market price for our common stock is particularly volatile, given our status as a relatively unknown company with a small and thinly quoted public float, limited operating history and lack of significant net revenues, which could lead to wide fluctuations in our share price.

The market for our common stock on the OTCBB will most likely continue to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price would be attributable to a number of factors. First, as noted above, the shares of our common stock will likely be sporadically and/or thinly quoted. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Anti-takeover provisions may impede the acquisition of Trxade.

Certain provisions of the Delaware General Corporation Law (DGCL) have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring Trxade to negotiate with, and to obtain the approval of, our directors, in connection with such a transaction. As a result, certain of these provisions may discourage a future acquisition of Trxade, including an acquisition in which the stockholders might otherwise receive a premium for their shares.

If we fail to establish and maintain an effective system of internal control, we may not be able to report our financial results accurately or to prevent fraud. Any inability to report and file our financial results accurately and timely could harm our business and adversely impact the trading price of our common stock.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business, brand and reputation with investors may be harmed.

In addition, reporting a material weakness may negatively impact investors’ perception of us. We have allocated, and will continue to allocate, significant additional resources to remedy any deficiencies in our internal control. There can be no assurances that our remedial measures will be successful in curing the any material weakness or that other significant deficiencies or material weaknesses will not arise in the future.

Our Chief Executive Officer and President are also our two largest stockholders, and as a result they can exert control over us and have actual or potential interests that may diverge from yours.

Suren Ajjarapu, our CEO, and Prashant Patel, our President, beneficially own, in the aggregate, over 84% of our Common Stock. As a result, these stockholders, acting together, will be able to influence many matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and may affect the market price of our stock.

Further, Mr. Ajjarapu and Mr. Patel may have interests that diverge from those of other holders of our common stock. As a result, Mr. Ajjarapu and Mr. Patel may vote the shares they own or control or otherwise cause us to take actions that may conflict with your best interests as a stockholder, which could adversely affect our results of operations and the trading price of our common stock.

Through this control, Mr. Ajjarapu and Mr. Patel can control our management, affairs and all matters requiring stockholder approval, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure and the composition of our Board of Directors.

Our stock price might be volatile.

The price of our stock may be highly volatile and could be subject to fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations or those of our competitors;
•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•	disruption to our operations or those of other sources critical to our operations;
•	the emergence of new competitors;
•	our ability to develop and market new and enhanced products on a timely basis;
•	seasonal or other variations;
•	commencement of, or our involvement in, litigation;
•	dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt;
•	changes in our board or management;
•	adoption of new or different accounting standards;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	changes in earnings estimates or recommendations by securities analysts;
•	general economic conditions and slow or negative growth of related markets.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

Description of Property

We do not own any real property. We lease office space at: (1) 1115 Gunn Hwy, Odessa, Florida 33556 from December 1, 2014 for approximately $63,934 per year under a 3 year lease agreement; and (2) 8913 Regents Park Dr. Suite # 680, Tampa, FL 33647 from Sansur Associates, LLC (which is owned and operated by a real estate company owned by Suren Ajjarapu, the CEO of Trxade Group, Inc.) for $1,242/month on a month to month basis., occupying approximately 918 square feet.

Westminster Pharmaceuticals LLC has a facility in Southaven, MS located at Versant Supply Chain to receive, warehouse and ship pharmaceuticals.

We believe our current and future facilities are adequate for our current and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities.

Item 3. Legal Proceedings

We are not currently a party to any legal proceedings. In the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

According to the records of our transfer agent, as of December 31, 2014, there were approximately 57 holders of record of our common stock, not including any persons who hold their stock in “street name.”

Market Information

Our common stock has been quoted on the OTCBB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “TRXD” after filing a Form 10 Registration Statement, since June 2014.  Prior to June 2014, our stock has traded on pink sheets and on the Over-the-Counter Bulletin Board after filing a Form SB-2 Registration Statement in 2007. Our common stock trades on a limited and sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid price for each quarter within the fiscal years ended December 31, 2013 and 2014, as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year	Period	Bid Prices High	Bid Prices Low
2013	First Quarter	$0.80	$0.40
	Second Quarter	$1.90	$0.40
	Third Quarter	$39.60	$0.70
	Fourth Quarter	$2.20	$0.60
2014	First Quarter	$15.00	$1.50
	Second Quarter	$3.00	$0.15
	Third Quarter	$1.75	$1.35
	Fourth Quarter	$1.85	$1.25

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Dividends

The Company has never paid any cash dividends on its common stock. The Company currently anticipates that it will retain all future earnings for use in its business. Consequently, it does not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs and other factors, as determined by our Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Common Stock

The Company is authorized to issue 500,000,000 shares of common stock with $0.00001 par value per share. Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors of the Company. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of preferred stock, $0.00001 par value per share, of which 10,000,000 shares have been designated “Series A Convertible Preferred Stock”. In August 2014, each outstanding share of Series A Convertible Preferred Stock converted into one share of common stock. Accordingly, the Company had no preferred shares outstanding at December 31, 2014 or as of the date of this filing.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2014, with respect to our compensation plans under which common stock is authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)

Equity compensation plans approved by stockholders (1)	900,000	1.00	1,550,000	(2)
Equity compensation plans not approved by stockholders (3)	435,000	1.60
Total	1,335,000	1.20	1,550,000

(1)

Consists of (i) options to purchase 450,000 shares of common stock issued and outstanding under the Trxade Group, Inc. 2014 Equity Incentive Plan, (ii) options to purchase 450,000 shares of common stock issued and outstanding under the Trxade Group, Inc. 2013 Equity Incentive Plan.

(2)	Consists of 2,000,000 shares of common stock reserved and available for issuance under the Trxade Group, Inc. 2014 Equity Incentive Plan.

(3)	Consists of (i) warrants to purchase 435,000 shares of common stock granted by Trxade Group, Inc., and our predecessor in interest to consultants in October 2013.

Stock Transfer Agent

Our Stock Transfer Agent is Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

Recent Sales of Unregistered Securities

During the past year, we issued and sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

On December 16, 2013, we entered into a merger and reorganization agreement (the “Merger Agreement”) with Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”), providing for the merger (the “Merger”) of Trxade Nevada with and into our corporation, with our corporation as the surviving corporation. The Merger closed on January 8, 2014. As consideration for the Merger, we issued an aggregate of 29,470,000 shares of our common stock to 28 former Trxade Nevada stockholders.

On February 13, 2014, we issued 600,000 shares of our common stock (on a post- Reverse Split basis) to 33 stockholders in connection with the conversion of our outstanding promissory notes totaling $19,333. These promissory notes had been outstanding since 2008 and 2009, respectively.

From March to July 2014 we sold 375,000 shares of Series A Preferred Stock to investors in connection with the private placement of our Series A Preferred Stock at $1.00 per share. The proceeds from these sales were used for general working capital purposes.

In August 2014, all of the Company’s 1,045,000 shares of Series A Convertible Preferred Shares automatically converted into 1,045,000 shares of common stock as the Company became an SEC reporting Company.

From January to April 2014, options to purchase an aggregate of 450,000 shares of common stock were granted to six consultants and employees at an exercise price of $1.00 per share, pursuant to the Company’s 2014 Equity Incentive. The options have terms of four years. All of the shares subject to the options vest annually and the last ones expire in October 2019.  The aggregate fair value of the options on the date of grant, using the Black-Scholes model, is $374,619.

From September 2014 to December 2014 we accepted subscription agreements with certain investors. Under the terms of the Subscription Agreements, the Company accepted subscriptions for 800,000 shares of the Company's common stock, $0.00001 par value per share, to the investors in connection with a private placement. The common stock issuable above also included warrants to purchase 200,000 shares of common stock under the terms and conditions of a warrant agreement. The warrants have a five year term and an exercise price of $0.01 per share. The aggregate cash purchase price of the common stock and warrants was $1,200,000. The proceeds from these sales were used for general working capital purposes.

The issuances and grants described above were exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Act; (c) were non-U.S. persons; and/or (d) were officers or directors of the Company.

With respect to any exchanges or conversions of our outstanding securities discussed above, we claim an exemption from registration afforded by Section 3(a)(9) of the Act for the above conversions, as the securities were exchanged by our company with its existing security holders exclusively in transactions where no commission or other remuneration was paid or given directly or indirectly for soliciting such exchange.

Repurchase of Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2014.

Item 6. Selected Financial Data

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Annual Report on Form 10-K (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, and in other reports the Company files with the Securities and Exchange Commission (“SEC”).  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is based upon our  Consolidated Financial Statements included elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Company Overview

We have designed and developed, and now own and operate business-to-business web based marketplace focused on the US pharmaceutical industry. Our core service brings the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

We began operations under Trxade Nevada in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide enhanced pricing transparency, purchasing capabilities and other value added services on a single platform to focus on serving the nation’s approximately 24,000 independent pharmacies with an annual purchasing power of $96 billion. Our national supplier partners are able to fulfill orders on our platform immediately and provide the pharmacy with cost saving payment terms and next day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act).  Important additions to this platform further include the generation of pharmacy to pharmacy trading capabilities to help independents with their overstocked inventories in a more organized manner. We expanded rapidly in 2014 and now have over 1,000 registered pharmacy members purchasing on our platform.

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

Additionally, we built and, in February 2014, launched, a new desktop application, named RxGuru, to bring product information on a just in time basis to our member base.  Our pharmacy members should benefit immensely from this application by gaining advanced data analytics at point of purchase and patient care. RxGuru has been upgraded to continue the benefit to the pharmacies.

Other related developments include the creation of a supply arm in January 2013 to take advantage of certain supply disruptions for specialty and other niche pharmaceuticals and operates via a third party logistics warehouse. Our Information Technology consultancy division located in Tampa, Florida, focuses on staffing and healthcare data analytics research in areas of product pricing, drug shortages and governmental pharmaceutical reimbursement benchmark monitoring. Westminster Pharmaceuticals, LLC has continued to expand it’s distribution of pharmaceuticals.

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

Pinnacle Tek, Inc. is a technology consultant provider that supports the programming needs of our  company, analyzes current benchmark pricing of pharmaceuticals and provides other information technology consulting services to third parties.

Liquidity and Capital Resources

Liquidity Outlook

Cash Requirements

Our primary objectives for 2015 are to continue the development of the Trxade Platform and increase our client base and operational revenue. In addition, we expect to pursue raising capital to fund our operations and provide personnel to expand operations and required working capital.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
Cost of Sales(1)	$600,000
General and administrative(2)	$2,050,000
Total	$2,650,000

(1)

Includes the cost of drugs for Westminster Pharmaceuticals and consulting expenses for Pinnacle Tek.

(2)

Includes wages and payroll, legal and accounting, marketing, rent and web development.

As of December 31, 2014, we had cash and cash equivalents of approximately $ 705,602 and other current assets of $512,714.  Additional funds will be needed to continue to expand our platform and customer base, and cover general and administrative expense.

Since inception, we have funded our operations primarily through equity capital raises and operational revenue.  From March to July 2014 we sold 375,000 shares of Series A Preferred Stock to investors in connection with the private placement of our Series A Preferred Stock at $1.00 per share for total proceeds of $375,000. From September 2014 to December 2014 we sold 800,000 shares of the Company's common stock to investors in connection with a private placement, together with warrants to purchase 200,000 shares of common stock. The aggregate cash purchase price of the common stock and warrants was $1,200,000.

We expect to continue to seek additional outside funding in the future although no assurance can be given that we will be able to obtain financing on reasonable terms or revenues will continue. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We may be unable to maintain operations at a level sufficient for investors to obtain a return on their investments in our common stock. Further, we may continue to be unprofitable.

We will need significantly more cash to implement our plan to operate a business-to-business web based marketplace focused on the US pharmaceutical industry. Our core service is designed to bring the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2014 and 2013:

	Fiscal Year Ended
	December 31,	December 31,
	2014	2013
	$	$
Net cash provided by (used in):
Operating activities	(1,064,575)	(844,579)
Investing activities	-	(10,989)
Financing activities	1,685,860	936,507
Net increase (decrease) in cash and cash equivalents	621,285	80,939

Cash used in operating activities for the fiscal year ended December 31, 2014 was $1,064,575. This is an increase of $219,996 from same period in 2013 and was due to increased staffing as the Company transitioned to its operational phase, continuing IT development of the Company’s web platform and professional fees.

There were no investing activities during 2014. During 2013 the company purchased $10,989 of office equipment.

Financing activities in 2013 included proceeds from short term related party debt of $53,389; Short-term debt and repayment of $50,000; Capital Contributions of $373,118 and proceeds of issuance of Preferred Stock of $510,000.

Financing activities in 2014 included proceeds from short term related party debt of $52,250 and repayments of $105,639; Short-term debt and repayment of $10,000; proceeds of issuance of Preferred Stock of $535,000 and proceeds of issuance of common stock of $1,204,250.

Historical Liquidity and Capital Resources

Working Capital

Our working capital as of December 31, 2014 and December 31, 2013 is summarized as follows:

	At December 31, 2014 $	At December 31, 2013 $
Current assets	1,218,316	395,265
Current liabilities	553,677	273,002
Working capital	664,639	122,263

Current Assets

The increase in our current assets was primarily due to a $1,200,000 private placement involving common stock and warrants. Accounts receivable and prepaid assets increased by $255,067 and $ 55,964 respectfully.

Current Liabilities

Current liabilities increase is primarily due to an increase in accounts payable by $128,745 and accrued liabilities of $137,820. The accrued liabilities increase is primarily accrued management wages from executive employment contracts.

Results of Operations

Fiscal Year Ended December 31, 2014 Compared To Fiscal Year Ended December 31, 2013

	Fiscal Year ending December 30, 2014 $	Fiscal Year ended December 31, 2013 $
Revenues	1,496,227	955,881
Cost of Sales	440,047	944,070
Gross Profit	1,056,180	11,811
Operating expenses:
General and Administrative	2,113,033	1,999,350
Warrants and Options Expense	374,619	96,465
Total Operating Expenses	2,487,652	2,095,815
Loss from operations	(1,431,472)	(2,084,004)
Loss on debt conversion	576,417	-
Interest Expense	4,154	(7,281)
Net loss	(2,012,043)	(2,091,285)

Revenues increased for the Fiscal Year ended December 31, 2014 to $1,496,227 compared to $955,881 for the comparable period in 2013.  This increase was primarily attributable to fee income from our web-based platform. Our sales department has continued to add customers in 2014 through direct marketing and customer training.

Cost of sales decreased for the Fiscal Year ended December 31, 2014 to $440,047 compared to $944,070 for the comparable period in 2013.  This decrease was primarily attributable to an increase in revenue from the web-based platform which has lower cost of sales than our other revenue sources.

General and administrative expenses increased for the Fiscal Year ended December 31, 2014 to $2,113,033 compared to $1,999,350 for the comparable period in 2013.  A large component of general and administrative expenses in 2014 were professional service fees, comprised of legal, accounting, financial advisory, board compensation, SEC filing, transfer agent and financing fees. The increase in general and administrative expenses was also affected by an increase in employee cash compensation expense in the 2014 period due to increased staffing as we reached our operational phase and our payroll expense was $1,079,697.

Warrant and options expense in the 2014 period represents compensation cost related to the issuance of employee stock options.

In February 2014, the Xcellink loan of $19,333 was converted to 600,000 shares of common stock along with $4,250 of proceeds. The shares were valued at the market price on the respective date of the transaction and the fair value of the shares was determined to be $600,000 and $576,417 was recorded as loss on conversion of debt during for the year ended December 31, 2014.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TRXADE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Trxade Group, Inc.

Odessa, Florida

We have audited the accompanying consolidated balance sheets of Trxade Group, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trxade Group, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the related results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malone−bailey.com

Houston, Texas

March 23, 2015

Trxade Group, Inc.
Consolidated Balance Sheets
December 31, 2014 and 2013
Assets
	2014	2013
Current Assets
Cash	$705,602	$84,317
Accounts Receivable	349,025	105,863
Inventory	46,429	43,373
Prepaid Assets	57,676	1,712
Other Current Assets	59,584	-
Subscription Receivable - Preferred	-	160,000
Total Current Assets	1,218,316	395,265

Property and Equipment (net)	3,802	8,602

Total Assets	$1,222,118	$403,867

Liabilities and Shareholder’s Equity
Current Liabilities
Accounts Payable	$291,059	$162,314
Accrued Liabilities	175,786	37,966
Other Liabilities	64,264	-
Deferred Income	22,568	-
Short Term Debt	-	19,333
Short Term Debt – Related Parties	-	53,389
Total Current Liabilities	553,677	273,002

Shareholder’s Equity
Series A Preferred Stock, $.00001 par value, 100,000,000
authorized; 0 and 670,000 issued and outstanding,
as of December 31, 2014 and 2013, respectively	-	7
Common Stock, $0.00001 par value, 500,000,000
authorized; 31,269,160 and 28,824,160 issued and outstanding
as of December 31, 2014 and 2013 respectively	312	288
Additional Paid-in Capital	5,199,917	2,650,315
Retained Earnings (Deficit)	(4,531,788)	(2,519,745)
Total Shareholder’s Equity	668,441	130,865

Total Liabilities and Shareholder’s Equity	$1,222,118	$403,867

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2014 and 2013

	Years Ended
	2014	2013

Revenues	$1,496,227	$955,881

Cost of Sales	440,047	944,070
Gross Profit (Loss)	1,056,180	11,811

Operating Expenses
General and Administrative	2,487,652	2,095,815

Operating Loss	(1,431,472)	(2,084,004)

Loss on Debt Conversion	576,417	-
Interest Expense	4,154	7,281

Net Loss	$(2,012,043)	$(2,091,285)

Basic loss per Common Share	$(0.07)	$(0.15)
Diluted loss per common Share	$(0.07)	$(0.15)

Basic weighted average number of

Common Shares outstanding	29,831,046	14,101,644

Diluted weighted average number of
Common Shares outstanding	29,831,046	14,101,644

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Changes in Shareholder's Equity
Years Ended December 31, 2014 and 2013
						Accumulated	Total
	Preferred Stock		Common Stock		Additional	Shareholder’s	Equity
Balance at	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	(Deficit)

December 31, 2012	-	-	-	-	445,943	$(428,460)	$17,483
Issuance of Founders Shares	-	-	28,300,000	283	(283)	-	-
Common Stock issued for services	-	-	500,000	5	499,995	-	500,000
Preferred Stock issued for cash	670,000	7	-	-	669,993	-	670,000
Reverse Merger Adjustment	-	-	24,160	-	(25,564)	-	(25,564)
Capital Contributions	-	-	-	-	373,118	-	373,118
Warrants Expenses	-	-	-	-	365,648	-	365,648
Options Expenses	-	-	-	-	96,465	-	96,465
Contributed Officers Salary	-	-	-	-	225,000	-	225,000
Net Loss	-	-	-	-	-	(2,091,285)	(2,091,285)
December 31, 2013	670,000	$7	28,824,160	$288	$2,650,315	$(2,519,745)	$130,865
Preferred Stock issued for Cash	375,000	3	-	-	374,997	-	375,000
Preferred Stock Conversion	(1,045,000)	(10)	1,045,000	10	-	-
Common Stock Issued for Note	-	-	600,000	6	599,994	-	600,000
Common Stock Issued for Cash	-	-	800,000	8	1,199,992	-	1,200,000
Options Expenses	-	-	-	-	374,619	-	374,619
Net Loss	-	-	-	-	-	(2,012,043)	(2,012,043)
December 31, 2014	-	$-	31,269,160	$312	$5,199,917	$(4,531,788)	$688,441

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Cash Flows
Years ended December 31, 2014 and 2013
	2014	2013
Operating Activities:
Net Loss	$(2,012,043)	$(2,091,285)
Adjustments to reconcile to net cash used in
Operating activities:
Depreciation	4,800	3,987
Bad debt expense	11,905	1,200
Contributed Officers Salary	-	225,000
Loss from Debt Conversion	576,417	-
Shares Issued for services	-	500,000
Warrants and Options expense	374,619	462,113
Changes in operating assets and liabilities:
Accounts Receivable	(255,067)	6,635
Prepaid Assets	(55,964)	(1,712)
Other Current Assets	(59,584)	-
Inventory	(3,056)	(43,373)
Accounts Payable	128,745	54,890
Deferred Income	22,568	-
Other Liabilities	64,264	-
Accrued Liabilities	137,820	37,966
Net Cash used in operating activities	(1,064,576)	(844,579)

Investing Activities:
Property Acquisition	-	10,989
Net Cash used in investing activities	-	10,989

Financing Activities:
Repayments of Short Term Debt – Related Parties	(105,639)	-
Proceeds from Short Term Debt – Related Parties	52,250	53,389
Repayments of Short Term Debt	(10,000)	(50,000)
Proceeds from Short Term Debt	10,000	50,000
Capital Contributions	-	373,118
Proceeds from Issuance of Common Stock	1,204,250	-
Proceeds from Issuance of Subscription Receivable	160,000	-
Proceeds from issuance of Preferred Stock	375,000	510,000
Net Cash provided by financing activities	1,685,861	936,507

Net increase or (Decrease) in Cash	621,285	80,939
Cash at Beginning of the Year	84,317	3,378
Cash at End of the Year	$705,602	$84,317

Supplemental Cash Flow Information
Cash Paid for Interest	$4,154	$7,281
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Shares Issued as Debt	$19,333	$-
Series A Convertible Preferred Shares converted to common stock	$10	$-
Shares Issued to Founders	$-	$283
Reverse Merger Adjustment	$-	$25,564

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2014 and 2013

NOTE 1 – ORGANIZATION

Trxade Group, Inc. (“Company”) owns 100% of Trxade, Inc., Westminster Pharmaceutical LLC and Pinnacle Tek, Inc. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in May 2013. Pinnacle Tek was merged with Trxade Group, Inc. in July 2013. Westminster Pharmaceutical LLC was formed in January 2013.

Trxade, Inc. is a web based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Westminster Pharmaceutical LLC, provides US state licensed pharmacies and other buying groups with FDA approved pharmaceuticals as well as access to current benchmark pricing of pharmaceuticals.

Pinnacle Tek, Inc. is a technology consultant provider that supports the programming needs of parent company and also provides other information technology consulting services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and include all the notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for fair presentation of the financial statements have been included.

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects, and have been consistently applied in preparing the accompanying financial statements.

Use of Estimates – In preparing these financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Reclassification – Certain prior year amounts have been reclassified to conform to the current year presentation.

Principal of Consolidation – The Company financial statements include the accounts of Trxade Group, Inc., Trxade, Inc., Westminster Pharmaceutical LLC, and Pinnacle Tek, Inc.

Cash and Cash Equivalents – Cash in bank accounts are at risk to the extent that they exceed U.S. Federal Deposit Insurance Corporation insured amounts. All investments purchased with a maturity of three months or less are cash equivalents.

Accounts Receivable – The Company’s receivables are from customers and are collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the year ended December 31, 2014 and 2013, $11,905 and $3,987 of bad debt expense was recognized, respectively.

Inventory - Inventories are stated at the lower of cost or market. Cost, which includes material, labor and overhead, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence.

Beneficial Conversion Features – The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Derivative financial instruments – The Company  evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, assuming maximum value, in accordance with ASC 815-15 “ Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Fair Value of Financial Instruments – The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis. Level 1 primarily consists of financial instruments such as exchange-traded derivatives, marketable securities and listed equities.

Level 2 – Pricing inputs are other than quoted prices in active markets included in level 1, which are either directly or indirectly observable as of the reported date and includes those financial instruments that are valued using models or other valuation methodologies. These models are primarily industry-standard models that consider various assumptions, including quoted forward prices for commodities, time value, volatility factors, and current market and contractual prices for the underlying instruments, as well as other relevant economic measures. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Instruments in this category generally include non-exchange-traded derivatives such as commodity swaps, interest rate swaps, options and collars.

Level 3 – Pricing inputs include significant inputs that are generally less observable from objective sources. These inputs may be used with internally developed methodologies that result in management’s best estimate of fair value.

Revenue Recognition –

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

Stock-Based Compensation – The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), Share Based Payments to Non-Employees, and ASC 505 which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying instruments vest.

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

Income Taxes – The Company accounts for income taxes utilizing ASC 740, “Income Taxes” (SFAS No. 109). ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. The Company currently has substantial net operating loss carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Income (loss) Per Share – Basic net loss per common share is computed by dividing net loss available to commons stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilute. At December 31, 2014 and December 31, 2013 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

The following table sets forth the computation of basic and diluted Loss per Share:

	December 31, 2014	December 31, 2013
Numerator:

Net Loss	$(2,012,043)	$(2,091,285)

Numerator for basic EPS – income (loss)
Available to common shareholders	(2,012,043)	(2,091,285)

Numerator for diluted EPS – income (loss)
Income available to common shareholders	(2,012,043)	(2,091,285)

Denominator:

Denominator for basic EPS –
Weighted average shares	29,831,046	14,101,644

Denominator for diluted EPS – adjusted
Weighted-average shares and assumed
Conversions	29,831,046	14,101,644

Basic loss per common share	$(0.07)	$(0.15)

Diluted loss per common share	$(0.07)	$(0.15)

Concentration Of Credit Risks – Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp. limits. At December 31, 2014 and 2013, there was no uninsured cash. Other financial instruments include accounts payable and amounts due on notes payable, the carrying value of these instruments represent their fair value.

Recent Accounting Pronouncements – The Company has implemented all new relevant accounting pronouncements that are in effect through the date of these financial statements. The pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial position or results of operations.

NOTE 3 – SHORT-TERM DEBT AND RELATED PARTIES DEBT

Short Term Debt

In July 2013 the company entered into a loan of $50,000 with Bhargava Wealth Management. The loan matured December 31, 2013. It carried an 18% annual interest rate and was used to purchase generic drug inventory in Westminster. The loan was repaid in December 2013.

During the year ended December 31, 2013 the Company assumed a loan from Xcellink International, Inc. totaled $19,333. The loan carried an interest rate of 0%. In February 2014, the Xcellink loan of $19,333 was converted to 600,000 shares of common stock along with $4,250 of proceeds. The shares were valued at the market price on the respective date of the transaction and the fair value of the shares was determined to be $600,000 and $576,417 was recorded as loss on conversion of debt for the year ended December 31, 2014.

In August 2014, the Company entered into a loan with third parties for an amount of $10,000. The loan is due in February 2015, with a variable interest rate. The loan was repaid in September 2014.

As of December 31, 2014 and 2013, the short term debt had a balance of $0 and $19,333, respectively.

Related Party Debt

In August 2013 the company entered into a loan of $17,000 with Annapurna Gundlapalli a related party. The loan matured at December 31, 2013 and carried 0% interest rate. The loan was repaid in February2014.

In July 2013 the company entered into a loan of $21,389 with a shareholder. The loan matures at January 31, 2014 and carried 0% interest rate. The loan was repaid in February 2014.  During the year ended December 31, 2014, $12,250 was advanced from the same shareholders. The loan is due on demand and carried 0% interest rate. The loan was repaid during September, 2014.

In July 2013 the company entered into a loan of $15,000 with Sansur Associates, a related party. The loan matures at June 30, 2014 and carried 0% interest rate. The loan was repaid in September 2014.  During the year ended December 31, 2014, $40,000 was advanced from Sansur Associates. The loan is due on demand and carried 0% interest rate. The loan was repaid during fiscal year 2014.

As of December 31, 2014 and 2013, the short term debt - related parties had a balance of $0 and $53,389, respectively.

NOTE 4 – REVERSE MERGER

In November 2013, the company acquired 80,000,000 shares of Xcellink International, Inc. for $135,000 in a private transaction. Total outstanding shares in Xcellink International, Inc. were 104,160,000. On December 16, 2013, Trxade Group, Inc. (“Trxade Private”), a Nevada privately-held corporation, and Issuer (formerly known as Xcellink International, Inc.) entered into a definitive agreement (“Merger Agreement”) whereby each share of Trxade Group, Inc. common shares and preferred shares are exchanged for Xcellink International, Inc. common shares and preferred shares on a one to one basis. In aggregate, a total of 28,800,000 and 670,000 Xcellink International, Inc. common shares and preferred shares, respectfully were issue to Trxade Group, Inc. existing shareholders. Then 80,000,000 shares of Xcellink International, Inc. was also cancelled on the same day. The Merger was consummated on January 8, 2014. Under the terms of the Merger Agreement, the Issuer amended its articles of incorporation and changed its name to “Trxade Group, Inc.”.

The company effectuated a reverse stock split at the ratio of one thousand-for-one (1000:1) shares effective upon the closing of the Merger (the “Reverse Split”).

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of Xcellink International, Inc. with Trxade Group, Inc. are considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 28,800,000 common shares and 670,000 preferred shares issued to the shareholders of Trxade Group, Inc. in conjunction with the share exchange transaction have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented and net assets of ($25,564) was recorded as reverse merger adjustment of which $6,231 and $19,333 was recorded as accounts payable and short term debt related parties, respectfully.

In 2013 Trxade, Inc. was an S Corporation with a single shareholder. Capital contributions were made into Trxade, Inc. in 2013 of $373,118. The amounts were recorded as additional-paid-in- capital.

In January of 2013 Westminster Pharmaceuticals was formed to offer generic drugs to independent pharmacies.

In July 2013 the merger of Trxade Inc. and Trxade Group, Inc. was completed. 28,300,000 shares were issued to the founding members of Trxade Group, Inc.

In July 2013 the merger of Trxade Group, Inc. and Pinnacle Tek, Inc. was completed.

NOTE 5 – STOCKHOLDER’S EQUITY

2013

Capital contributions were made into Trxade, Inc. in 2013 of $373,118. The amounts were recorded as additional-paid-in-capital.

During the year ended December 31, 2013, the Company officers did not charge a salary and therefore the Company recognized $225,000 for contributed salary expense.

In July 2013 the merger of Trxade Inc. and Trxade Group, Inc. was completed. 28,300,000 shares were issued to the founding members of Trxade Group, Inc.

In July 2013 the merger of Trxade Group, Inc. and Pinnacle Tek, Inc. was completed.

The Company has both Common Stock and Preferred Stock authorized.  We have two types of Preferred Stock: Series A Convertible Preferred Stock and Undesignated Preferred stock.

In October 2013 670,000 Series A Convertible Preferred Shares along with 60,000 warrants (see note 6) were issued at $1.00 per share. They are entitled to an annual dividend of $0.05 per share when as and if declared by the Board of Directors, dividends are not cumulative. The holders have the right to convert at any time at a ratio of 1:1 at the original Purchase Price. There are no redemption or sinking fund provisions applicable to the Series “A” Preferred Stock. As of December 31, 2013, $510,000 was received and remaining balance of $160,000 was recorded as subscription receivable. The subscription receivable was collected during the first quarter of 2014.

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

In November and December 2013, 500,000 common shares were issued to various entities that provided services to the company. The shares were valued at the market price on the respective date of issuance and the fair value of the shares was determined to be $500,000.

2014

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

In September 2014, all of the Company’s 1,045,000 shares of Series A Convertible Preferred Shares automatically converted into 1,045,000 shares of common stock as the Company became an SEC reporting Company.

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

In 2014, Trxade Group, Inc., accepted subscription agreements with certain investors. Under the terms of the Subscription Agreements, the Company accepted subscriptions for 800,000 shares of the Company's common stock, $0.00001 par value per share, to the investors in connection with a private placement. The common stock issuable above also included warrants to purchase 200,000 shares of common stock under the terms and conditions of a warrant agreement. The warrants have a five year term and an exercise price of $0.01 per share. The aggregate cash purchase price of the common stock and warrants was $1,200,000.

NOTE 6 - WARRANTS

From October through December 2013, 435,000 warrants were issued of which 60,000 were issued along with preferred stock (see Note 5) and 375,000 warrants were issued for services to purchase common shares of stock at a price of $1.00. The warrants have a term of 5 years.

From September through December 2014, 200,000 warrants were issued along with common stock (see Note 5).

The Company used the Black Scholes Option Pricing Model in calculating the fair value of any warrants that are issued for services during 2013 and the fair value of the warrants was determined to be $365,648.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during the years ended December 31, 2013:

2013

Expected dividend yield	0%
Weighted-average expected volatility	200%
Weighted-average risk-free interest rate	1.37% - 1.75%
Expected life of warrants	5 years

The Company’s outstanding and exercisable warrants as of December 31, 2014 are presented below:

	Number	Weighted Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value
Warrants outstanding as of December 31, 2012	-	$-	-	$-

Warrants granted	435,000	1.00	5.00	-

Warrants Forfeited	-	-	-	-

Warrants Outstanding as of December 31, 2013	435,000	$1.00	4.86	$-

Warrants granted	200,000	0.01	5.00	-

Warrants Forfeited	-	-	-	-

Warrants Outstanding as of December 31, 2014	635,000	$0.69	4.15	$515,500

NOTE 7 - OPTIONS

The company maintains a stock option plan under which certain employees are warded option grants based on a combination of performance and tenure. All options may be exercised for a period up to four ½ years following the grant date, after which they expire. Options are vested in 4 years from the grant date. The Board has authorized the use of 2,000,000 shares for option grants.

Stock Options were granted during 2014 and 2013 to employees totaling, 450,000 and 450,000 respectfully. These options vest in 4 years and are granted with an exercise price of $1.00 and the expiration date six months after the last vesting period. The last ones expire April, 2019.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for all years presented:

Under the Black-Scholes option price model, fair value of the option granted is estimated at $840,448 at December 31, 2014.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the Years Ended December 31, 2014 and 2013:

2014 and 2013

Expected dividend yield	0%
Weighted-average expected volatility	200%
Weighted-average risk-free interest rate	0.48% - 1.75%
Expected life of options	4 years

Total compensation cost related to stock options was $374,619 and $96,465 for the years ended December 31, 2014 and 2013. As of December 31, 2014, there was $369,363 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 3.41 years. The following table represents stock option activity as of and for the two years ended December 31, 2014:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding at December 31, 2012	-	$-	-	$-
Exercisable at December 31, 2012	-	-	-	-

Forfeited	450,000	1.00		-
Granted	-	-		-
Exercised	-	-		-

Outstanding at December 31, 2013	450,000	$1.00	4.16	$-
Exercisable at December 31, 2013	-	-	-	-

Forfeited	-	-
Granted	450,000	1.00		-
Exercised	-	-		-

Outstanding at December 31, 2014	900,000	1.00	3.41	-
Exercisable at December 31, 2014	112,500	$1.00	3.16	$56,250.00

NOTE 8 – INCOME TAXES

At December 31, 2014 and 2013 deferred tax assets consist of the following:

	December 31, 2014	December 31, 2013
Federal loss carry forwards	$743,828	$383,918
Less: valuation allowance	(743,828)	(383,918)
	$-	$-

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

As of December 31, 2014, the effective tax rate is lower than the statutory rate due to net operating losses.

The estimated net operating loss carry forwards of approximately $2,187,728 begin to expire in 2033 for both federal and state purposes.

NOTE 9 – RELATED PARTIES

Trxade Group, Inc. owed management wages to Mr. Prashant Patel and Mr. Suren Ajjarapu at December 31, 2014 and 2013 of $104,655 and $0, respectively.

Rental payments were made to Sansur Associates in December 31, 2014 and 2013 of $14,970 and $22,818, respectively.

NOTE 10 – Commitments and Contingencies

The Company leases its premises in Odessa, Florida under an operating lease that expires in 2018. Future minimum rental payments under these non-cancelable operating leases as of December 31, 2014 are:

2015	$65,315
2016	73,011
2017	76,957
2018	12,826

Total	$228,109

NOTE 11 – SUBSEQUENT EVENTS

Stock Options were granted in January 2014 to employees totaling 480,000. These options vest in 5 years and are granted with an exercise price of $1.60 and the expiration date is ten years from the grant date.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A. Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2014, that our disclosure controls and procedures were not effective.

As a result of the formative stage of our development, the Company has not fully implemented the necessary internal controls. The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) were: (1) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of accounting principles generally accepted in the United States of America (“GAAP”) and SEC disclosure requirements; and (2) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth above did not have an effect on the Company's financial results reported herein. We are committed to improving our financial organization. As part of this commitment, we have recently increased our personnel resources and technical accounting expertise as we develop the internal and financial resources of the Company. In addition, the Company will prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.

We have improved our financial organization as we have increased our personnel resources and technical accounting expertise.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. The Company’s internal control over financial reporting includes those policies and procedures that are designed to:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, management believes that the Company’s internal controls over financial reporting were not effective as of December 31, 2014. Specifically, management’s evaluation was based on the following material weakness which existed of December 31, 2014:

•

Financial Reporting Systems:  The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

•

Segregation of Duties: The Company does not currently have a sufficient complement of technical accounting and external reporting personal commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company's personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

During the year December 31, 2014, we reevaluated our most recent assessment of internal controls and concluded that that our internal controls were still not effective. The Company has recently engaged additional accounting support to provide more resources and expand the technical accounting knowledge.

Changes in Internal Control Over Financial Reporting

As an early stage company, we continue to develop our internal control systems.  We continue to seek additional financial reporting and accounting experience and expertise.  Except as otherwise discussed above, there were no changes in our internal controls over financial reporting during the year ended December 31, 2014 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Under SEC rules, such attestation is not required for smaller reporting companies such as ourselves.

 Inherent Limitations on the Effectiveness of Controls

Management of the Company, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud.  A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met.  The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.  Controls can also be circumvented by the individual acts of some persons or by the collusion of two or more persons.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of the effectiveness of controls to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required under Item 10 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our April 20, 2015, annual shareholders' meeting is incorporated herein by reference.

Item 11. Executive Compensation

The information required under Item 10 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our April 20, 2015, annual shareholders' meeting is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required under Item 10 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our April 20, 2015, annual shareholders' meeting is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required under Item 10 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our April 20, 2015, annual shareholders' meeting is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required under Item 10 which will be set forth in our definitive proxy statement to be filed within 120 days after the close of the fiscal year-end in connection with our April 20, 2015, annual shareholders' meeting is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Trxade Group, Inc. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 of Trxade Group, Inc., File No. 000-55218, filed on June 6, 2014).

3.2

Amended and Restated Bylaws of Trxade Group, Inc., (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 of Trxade Group, Inc., File No. 000-55218, filed on July 23, 2014).

10.1

Merger and Reorganization Agreement of XCELLINK INTERNATIONAL, INC., a Delaware corporation (predecessor to Trxade Group, Inc. a Delaware corporation) and Trxade Group, Inc., a Nevada corporation. (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 10 of Trxade Group, Inc., File No. 000-55218, filed on June 6, 2014).

10.3

Form of Subscription Agreement of Trxade Group, Inc. (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 10 of Trxade Group, Inc., File No. 000-55218, filed on June 6, 2014).

10.4	2014 Equity Incentive Plan of Trxade Group, Inc. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 of Trxade Group, Inc., File No. 000-55218, filed on June 6, 2014).*
10.5

Form of Indemnification Agreement entered into between Trxade Group, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 of Trxade Group, Inc., File No. 000-55218, filed on June 6, 2014).*

10.6

Executive Employment Agreement with Trxade, Inc. (subsidiary of Trxade Group, Inc.) and Suren Ajjarapu (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 of Trxade Group, Inc., File No. 000-55218, filed on July 23, 2014).*

10.7

Executive Employment Agreement with Trxade, Inc. (subsidiary of Trxade Group, Inc.) and Prashant Patel (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 of Trxade Group, Inc., File No. 000-55218, filed on July 23, 2014).*

10.8

Promissory Note of Trxade Group, Inc. and Prashant Patel (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 of Trxade Group, Inc., File No. 000-55218, filed on July 23, 2014).*

10.9

Promissory Note of Trxade Group, Inc. and Suren Ajjarapu (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 of Trxade Group, Inc., File No. 000-55218, filed on July 23, 2014).*

10.10

Logistics Services Agreement with RXTPL and Westminster Pharmaceuticals, LLC (a wholly owned subsidiary of Trxade Group, Inc.) incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 of Trxade Group, Inc., File No. 000-55218, filed on September 5, 2014.

10.11

Form of Subscription Agreement between Trxade Group, Inc. and the investors. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed September 26, 2014).

10.12

Form of Warrant between Trxade Group, Inc. and the investors who are parties to a Subscription Agreement referenced in Exhibit 10.11 above (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed September 26, 2014).

10.13

Form of Registration Rights Agreement between Trxade Group, Inc. and the investors who are parties to a Subscription Agreement referenced in Exhibit 10.11 above (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed September 26, 2014).

14.1	Code of Ethics
21.1	List of subsidiaries of Trxade Group, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Annual Report on Form 10-K of Trxade Group, Inc. for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language):  (1) Consolidated Balance Sheets as of December 31, 2014, and 2013; (2) Consolidated Statements of Operations for the years ended December 31, 2014 and 2013; (3) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2014 and 2013; (4) Consolidated Statements of Cash Flows for years ended December 31, 2014 and 2013; and (5) Notes to Condensed Financial Statements.**

____________

*

Denotes a management contract or compensatory plan or arrangement in which one or more directors or executive officers participate.

**

Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 (a) is “furnished” and is not deemed to be “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, (b) is deemed not to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and (c) is not otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trxade Group, Inc.

By:

/s/ Suren Ajjarapu

Date: March 23, 2015

Suren Ajjarapu,

Chief Executive Officer

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Suren Ajjarapu Suren Ajjarapu	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 23, 2015

/s/ Prashant Patel	Chief Operating Officer, President and Director	March 23, 2015
Prashant Patel

/s/ Howard A. Doss	Chief Financial Officer (Principal Financial	March 23, 2015
Howard Doss	Officer and Principal Accounting Officer)

/s/ Fernando Sanchez	Director
Fernando Sanchez		March 23, 2015

/s/ Donald G Fell	Director
Donald G Fell		March 23, 2015