Form 10-K/A
period 2014-12-31
TRXADE GROUP, INC.
filed 2015-04-07
CIK 1382574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K/A

________________

Amendment No. 1 to Form 10-K

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K of Trxade Group, Inc. (Trxade,” the “Company,” “we” or “us”) for the fiscal year ended December 31, 2014 as filed with the SEC on March 23, 2014 (the “2014 Annual Report”), is being filed to include in the Annual Report the information required by Part III (Items 10, 11, 12, 13 and 14) of Form 10-K.

This Amendment No. 1 does not affect any other portion of the 2014 Annual Report. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 23, 2014, the filing date of the 2014 Annual Report.

DISCLAIMER

This Amendment No. 1 contains statements regarding future individual and company performance targets and goals. These targets and goals are disclosed in the limited context of our compensation programs and should not be understood to be statements of management’s expectations or estimates of results or other guidance. We specifically caution investors not to apply these statements to other contexts.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers as of April 1, 2015:

Name	Position	Age	Director/Officer Since
Suren Ajjarapu	Chairman, Chief Executive Officer and Secretary	44	January 2014
Prashant Patel	Director, President and Chief Operating Officer	41	January 2014
Donald G. Fell	Director	67	January 2014
Howard Doss	Chief Financial Officer	61	January 2014
Fernando Sanchez	Director	62	March 2015

Business Experience

The following is a brief description of the education and business experience of our current directors and executive officers.

Suren Ajjarapu, Chairman of the Board, Chief Executive Officer and Secretary.

Mr Ajjarapu has served as our Chairman of the Board, Chief Executive Officer and Secretary since our acquisition of Trxade Nevada on January 8, 2014, and as the Chairman of the Board, Chief Executive Officer and Secretary of Trxade Nevada since its inception. Mr. Ajjarapu was a Founder, CEO and Chairman of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwest, United States, from 2009 to 2012. Mr. Ajjarapu was a Founder, President and Director of Aemetis, Inc., a biofuels company (AMTX.OB) and a Founder, Chairman and Chief Executive Officer of International Biofuels, a subsidiary of Aemetis, Inc., from 2006 to 2009. Mr. Ajjarapu was Co-Founder, COO, and Director Global Information Technology, Inc., an IT outsourcing and systems design company, headquartered in Tampa, Florida with major operations in India from 1995 to 2006. Mr. Ajjarapu acts as a non-Executive Director for AIM-listed company Nandan Clean Tec Plc. (Ticker: NAND), a backward integrated Biofuels company]. Mr. Ajjarapu holds an MS in Environmental engineering from South Dakota State University, Brookings, South Dakota, and an MBA from the University of South Florida, specializing in International Finance and Management. Mr. Ajjarapu is also a graduate of the Venture Capital and Private Equity program at Harvard University. Our Board of Directors believes that Mr. Ajjarapu’s history with our company, from both an operational standpoint and that of a member of management, are vital to the Board’s collective knowledge of our day-to-day operations.

Prashant Patel, Director, President and Chief Operating Officer

Mr. Patel has served as our full-time President and COO,  and as a director since our acquisition of Trxade Nevada on January 8, 2014, and as the COO and President and as a director of Trxade Nevada since its inception. . Mr. Patel is a registered pharmacist and pharmaceutical consultant with over ten years of experience in retail pharmacy and pharmaceutical logistics and the founder of several pharmacies in the Tampa Bay area, FL. Mr. Patel has been a President and Member of the Board of Trxade since August 2010. Since October 2008, Mr. Patel has been Managing Member of the APAA LLC, a pharmacy. Since April 2007, Mr. Patel has been a Vice President of Holiday Pharmacy, Inc., a pharmacy. Mr Patel graduated from Nottingham University School of Pharmacy and practiced in the UK before obtaining his masters in Transport, Trade and Finance from Cass Business School, City University, UK. Our Board of Directors believes that Mr. Patel’s history with our company, from both an operational standpoint and that of a member of management, are vital to the Board’s collective knowledge of our day-to-day operations.

Howard A. Doss, Chief Financial Officer

Mr. Doss has served as our CFO since January 2014. Mr. Doss has served in a variety of capacities with accounting and investment firms. He joined the staff of Seidman & Seidman (BDO Seidman, Dallas) in 1977, and in 1980 he joined the investment firm Van Kampen Investments, opening the firm’s southeast office in Tampa in 1982. He remained with the firm until 1996 when he joined Franklin Templeton to develop corporate retirement plan distribution. After working for the Principal Financial Group office in Tampa, Mr. Doss was City Executive for U.S. Trust in Sarasota, responsible for high net worth individuals. He retired from that position in 2009. He served as CFO and Director for Sansur Renewable Energy an alternative energy development company, from 2010 to 2012. Mr. Doss has also served as President of STARadio Corp. since 2005. Mr. Doss is a member of the America Institute of CPA’s. He is a graduate of Illinois Wesleyan University. Our Board of Director’s believes that Mr. Doss’ experience is significant to the Board’s understanding today’s complex and ever changing accounting rules and regulations.

Donald G. Fell, Director

Mr. Fell has served as a Director of our company since January 2014, as well as a director of Trxade Nevada since December 2013. Since 1992, Mr. Fell has been a Director/Professor Foundation for Teaching Economics. From 1995 to 2012, Mr. Fell was Senior Fellow/Professor at the Executive MBA faculty at the University of South Florida. He was also a Visiting Professor at the University of Rochelle, FR in 2010. Mr. Fell holds degrees in Economics from Indiana State University, with additional graduate work in Economics at Northern Illinois University and Illinois State University. Mr. Fell since 2012 has been employed as Institute Director and Professor for the Davis, CA based Foundation for Teaching Economics, conducting Institutes related to 1) economic policy; and 2) environmental economics. Institute audiences consist of university/college professors, high school teachers and government leaders. These Institutes have been held throughout the U.S. Our Board of Director’s believes that Mr. Fell’s extensive experience in the field of economics and business will provide us with valuable insight as we seek to execute our business strategy.

Fernando V. Sanchez, Director

Mr. Sanchez has served as a Director of our company since March 17, 2015. Mr. Sanchez was Senior Vice President and CFO of HealthLand, a private healthcare information technology enterprise, from 2011 to 2012.  Prior to that Mr. Sanchez was CEO and member of the Board of Directors of BodyMedia, a private medical device & consumer device company and leader in solutions for metabolic disorders from 2006-2009.  Further, Mr. Sanchez was a member of the Board of Advisors of the Florida Council on Economic Education, a not for profit organization dedicated to promoting economic education, from 1987 to 1996 and Director of the Miami Rescue Mission, a homeless shelter since 1991.  He has been an active member of the NACD, National Association of Corporate Directors, currently working on the NACD Governance Fellow credentials, since February of 2011. Mr. Sanchez holds a B.Sc., Mechanical and Ocean Engineering, University of Miami, and an MBA, Corporate Policy and Finance, from the University of Michigan. Our Board of Director’s believes that Mr. Sanchez is an accomplished business executive, who has been successful in multiple enterprises-from private start-ups to public major corporations (Medtronic, Cordis, Vodafone). He was one of the lead executives in the initial IPO of Vodafone, a $900 million corporate spin-off, and helped lead its successful ramp-up and sales growth to become the cellphone service leader in Europe.  He was also involved in various leadership positions in the electronics & medical device industry, such as: coronary & peripheral cardiovascular diseases, sports medicine, ear/nose/throat, spinal therapies, metabolic disorders such as obesity and diabetes, data communications/telephony, & wireless/wearable telemetry processors.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Committees of the Board of Directors

Our board of directors has the authority to appoint committees to perform certain management and administration functions. Our board of directors has two committees: the audit committee and the compensation committee.

Audit Committee

The primary purpose of the audit committee will be to assist the board of directors’ oversight of:

•

the integrity of our financial statements; our systems of control over financial reporting and disclosure controls and procedures;

•

our compliance with legal and regulatory requirements;

•

our independent auditors’ qualifications and independence;

•

the performance of our independent auditors and our internal audit function; and

•

all related-person transactions for potential conflict of interest situations on an ongoing basis; and

•

the preparation of the report required to be prepared by the committee pursuant to SEC rules.

Mr. Fell and Mr. Sanchez serve on the audit committee, where Mr. Sanchez acted as chairman of the audit committee.  Mr. Fell and Mr. Sanchez each qualify as an ‘‘audit committee financial expert’’ as such term has been defined by the SEC in Item 407(d)(5) of Regulation S-K. Our board of directors has affirmatively determined that Mr. Fell and Mr. Sanchez meet the definition of ‘‘independent directors’’ for the purposes of serving on the audit committee under applicable SEC rules, and we intend to comply with these independence requirements within the time periods specified.

Compensation Committee

The primary purpose of our compensation committee is to: recommend to our board of directors for consideration, the compensation and benefits of our executive officers and key employees; monitor and review our compensation and benefit plans; administer our stock and other incentive compensation plans and programs and prepare recommendations and periodic reports to the board of directors concerning such matters; prepare the compensation committee report required by SEC rules to be included in our annual report; prepare recommendations and periodic reports to the board of directors as appropriate; and handle such other matters that are specifically delegated to the compensation committee by our board of directors from time to time.

Mr. Fell and Mr. Sanchez serve on the compensation committee, and Mr. Fell serves as the chairman.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve on the compensation committee or board of directors of any other company of which any of the members of our compensation committee or any of our directors is an executive officer.

Code of Business Conduct and Ethics

Our Board of Directors had adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics will be available for review in print, without charge, to any stockholder who requests a copy by writing to us at Trxade Group, Inc., 1115 Gunn Hwy, Odessa, Florida, 33556, Attention: Investor Relations. Each of our directors, employees and officers are required to comply with the Code of Business Conduct and Ethics

.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of the outstanding shares of our common stock (collectively, “Reporting Persons”) to file reports of ownership and changes in ownership with the SEC.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended December 31, 2014, all of the Reporting Persons complied with all applicable Section 16 filing requirements on a timely basis.

Item 11. Executive Compensation

The following table sets forth the compensation for the fiscal years ended December 31, 2013 and 2014 for services rendered to us (including our subsidiary, Trxade, Inc.) by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Suren Ajjarapu
Chairman of the Board and	2014	$100,000(1)	-	-	-	-	-	-	$100,000
Chief Executive Officer	2013	$100,000 (2)	-	-	-	-	-	-	$100,000

Prashant Patel
Chief Operating Officer,	2014	$125,000 (3)	-	-	-	-	-	-	$125,000
President and Director	2013	$125,000 (4)	-	-	-	-	-	-	$125,000

Howard A. Doss	2014	$28,352 (5)	-	-	$277,656 (6)	-	-	-	$306,008
Chief Financial Officer	2013	-	-	-	-	-	-	-	-

(1)

The amount shown reflects compensation under an at will employment agreement with the Company.

(2)

The amount shown reflects compensation under an at will employment agreement with the Company, which compensation was forgiven in 2013.

(3)

The amount shown reflects compensation under an at will employment agreement with the Company.

(4)

The amount shown reflects compensation under at will employment agreement with the Company, which compensation was forgiven in 2013.

(5)

The amount shown reflects compensation under a consulting agreement with the Company.

(6)

This represents a stock option to purchase 300,000 shares of our common stock granted in January 2014, and valued per FASB ASC 718.  The stock option will vest and become exercisable in four equal installments of 75,000 shares on January 20 of each year commencing on January 20, 2015.

Employment and Consulting Agreements

All of our named executives are at-will employees or consultants. The Company has entered in an at-will employment agreement with Mr. Ajjarapu, with annual salary of $100,000 and a possible $50,000 performance bonus. The Company has entered in an at-will employment agreement with Mr. Patel, with annual salary of $125,000 and a possible $50,000 performance bonus. The Company has an hourly rate consulting arrangement with Mr. Doss. The Company has also entered into indemnification agreements with its officers and directors. The annual bonus payable to each of Mr. Ajjarapu and Mr. Patel is based upon executive’s performance and the Company’s attainment of objectives established by the Board of Directors or Compensation Committee of the Board. With respect to any subjective milestones, the determination of whether executive has attained the mutually agreed upon milestones for the bonus shall be reasonably determined by the Board or the Compensation Committee.

Compensation of the Board of Directors

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a director of Trxade Group, Inc. for some portion or all of 2013 and 2014.  Other than as set forth in the table and described more fully below, Trxade Group, Inc. did not pay any fees, made any equity or non-equity awards, or paid any other compensation, to its non-employee directors.  All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation above.

Name	Fees Earned or paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
2013
Donald Fell	-	-	$94,239 (1)	-	$94,239

2014
Donald Fell	$1,000	-	-	-	$1,000
Charles Pope	$1,000	-	$94,528 (2)		$95,528
Donald Almeida	$500	-	- (3)	-	$500

(1)

In December 2013 Mr. Fell was granted options to purchase 100,000 shares of Common Stock, vesting over four years and exercisable at $1.00 per share.

(2)

In April 2014 Mr. Pope was granted options to purchase 100,000 shares of Common Stock, vesting over four years and exercisable at $1.00 per share. Mr. Pope resigned in February 2015 with no options vesting.

(3)

In January 2015 Mr. Almeida was granted options to purchase 100,000 shares of Common Stock, vesting over four years and exercisable at $1.60 per share.  Mr. Almeida resigned in February 2015 with no options vesting.

Non-employee directors are paid $500 for each board meeting they attend. The Company has also entered into an indemnification agreement with Messrs. Fell, Pope, Almeida, and Sanchez.  In March 2015, the Company granted Mr. Sanchez options to purchase 100,000 shares of Common Stock, vesting over four years and exercisable at $1.61 per share.

Outstanding Option Equity Awards at 2014 Fiscal Year End

The following table sets forth information as of December 31, 2014 concerning unexercised options, unvested stock and equity incentive plan awards for each of the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2014

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard A. Doss, Chief Financial Officer	1/20/2014	--	300,000(1)	--	1.00	6/20/2018	---	---	---	---

(1) Vesting is 25% of the total number of shares on the one year anniversary of the vesting commencement date of 1/20/2014 and 25% shall vest on each one year anniversary.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our securities as of April 1, 2015 by (i) each of our named executive officers and directors; (ii) each person known to us who owns beneficially more than 5% of any class of our outstanding equity securities; and (iii) all of our executive officers and directors as a group.  The number of shares and the percentage of shares beneficially owned by each such person or group, as set forth below, include shares of common stock that such person or group had the right to acquire on or within sixty days after April 1, 2015 pursuant to the exercise of vested and exercisable options or warrants.  References to options or warrants in the footnotes to the table below include only options or warrants to purchase shares that were exercisable on or within sixty days after April 1, 2015.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Beneficially Owned (3)
Directors and Named Executive Officers:
Suren Ajjarapu, Chairman, CEO (4)	14,150,000	45.2%
Prashant Patel, Director, COO, and President (5)	12,250,000	39.2%
Donald G Fell, Director (6)	25,000	*
Howard Doss, CFO (7)	75,000	*
Fernando V. Sanchez, Director	-	-

All executive officers and directors as a Group (five persons)	26,500,000	84.7%
Greater than 5% Stockholders

*

Less than one 1%

(1)

Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Trxade Group, Inc., 1115 Gunn Hwy, Odessa, Florida, 33556.

(2)

Based on 31,269,160 shares of Common Stock outstanding on December 31, 2014.   Does not include shares issuable upon exercise of (i) 900,000 stock options currently outstanding, (ii) warrants to purchase 635,000 shares of Common Stock, and (iii) 2,000,000 shares which are reserved for the Company’s 2014 Equity Incentive Plan, none of which shares are issuable within 60 days of the date set forth above.

(3)

Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(4)

Includes (i) 7,550,000 shares owned directly by Mr. Ajjarapu, (ii) 4,050,000 shares owned by Sandhya Ajjarapu, Mr. Ajjarapu’s wife, for whom Mr. Ajjarapu claims beneficial ownership, (iii) 1,275,000 shares owned by the Surendra Ajjarapu Revocable Trust of 2007, for whom Mr. Ajjarapu claims beneficial ownership as Trustee, and (iv) 1,275,000 shares owned by the Sandhya Ajjarapu Revocable Trust of 2007, for whom Mr. Ajjarapu claims beneficial ownership as Trustee.

(5)

Includes (i) 7,350,000 shares owned directly by Mr. Patel, (ii) 2,500,000 shares owned by Rina Patel, Mr. Patel’s wife for whom Mr. Patel claims beneficial ownership, and (iii) 2,400,000 shares owned by the Patel Trust, for whom Mr. Patel claims beneficial ownership as Trustee.

(6)

Includes 25,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the applicable date above.

(7)

Includes 75,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the applicable date above.

There are no current arrangements among any of the foregoing persons which would result in a change in control.

Equity Compensation Plan Information

The following table provides information as of December 31, 2014 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	900,000	$1.00	1,550,000
Equity compensation plans not approved by security holders	-	-	-
Total	900,000	$1.00	1,550,000

The equity compensation plans approved by the Company's security holders are the 2014 Equity Incentive Plan (“2014 Stock Plan”) of Trxade Group, Inc., Delaware corporation, and the 2013 Equity Incentive Plan of Trxade Group, Inc., a Nevada corporation and predecessor in interest to Trxade Group, Inc., a Delaware corporation. The above listed equity compensation plans were adopted as of December31, 2014, with the approval of security holders.

Summary of Material Features of the 2014 Equity Incentive Plan

The following discussion summarizes the material terms of the 2014 Stock Plan.  A description of the 2014 Stock Plan, which is intended merely as a summary of its principal features and is qualified in its entirety by reference to the full text of the 2014 Stock Plan, as filed and incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 of Trxade Group, Inc., File No. 000-55218, filed on June 6, 2014, is below.

Administration.  The 2014 Stock Plan is administered by the Company’s Board of Directors and the Compensation Committee of the Board.

Term.  The 2014 Stock Plan shall continue in effect for a period of 10 years.  In general, the term of each option granted shall be no more than ten 10 years from the date of grant, though in certain instances such term may be shorter.

Eligibility.  Employees and service providers of the Company and its subsidiaries and non-employee directors of the Company are eligible to receive awards under the 2014 Stock Plan.  Awards under the 2014 Stock Plan may include grants of options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares, and awards intended to qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.  Eligibility for any particular award is determined by the Administrator (as defined in the 2014 Stock Plan) and, in the case of certain awards such as incentive stock options, eligibility for receipt of such awards may be limited by the Internal Revenue Code.

Plan Limit.  The Company has reserved 2,000,000 Common Shares for issuance under the 2014 Stock Plan.    The 2014 Stock Plan had 1,270,000 reserved for issuance as of April 1, 2015.

The above limit is subject to adjustment for certain changes in the Company’s capitalization such as stock dividends, stock splits, combinations or similar events.  If an award expires, terminates, is forfeited or is settled in cash rather than in Common Shares, the Common Shares not issued under that award will again become available for grant under the 2014 Stock Plan.  If Common Shares are surrendered to the Company or withheld to pay any exercise price or tax withholding requirements, only the number of Common Shares issued net of the shares withheld or surrendered will be counted against the number of Common Shares available under the 2014 Stock Plan.  The exercise price for a stock option or stock appreciation right may not be less than 100% of the fair market value of the shares on the date of grant or may not be less than 110% of the fair market value of the shares on the date of grant for employees representing more than 10% of the voting power of all of the classes of stock of the Company.  The Board may amend, alter, suspend or terminate the plan.  The Company must obtain stockholder approval of any amendment of the 2014 Stock Plan to the extent necessary and desirable to comply with applicable law.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

All of our executives are at-will employees or consultants. Each of Messrs. Ajjarapu and Patel are parties to an at-will executive employment agreement. The Company has also entered into indemnification agreements with its officers and directors.

In August 2013 the Company borrowed $17,000 from Annapurna Gundlapalli, the mother-in-law of Mr. Ajjarapu. The largest amount outstanding on this loan was $17,000, and the loan was repaid in full in January 2014. No interest was paid on this loan.

The Company’s founders Mr. Ajjarapu (through Sansur Associates, a company that he controls) and Mr. Patel have periodically loaned funds on a short-term interest free basis to cover the Company’s operating expenses. In 2013 the largest amounts owed on these loans were $15,000 and $21,289, respectfully. The outstanding balances of these loans at December 31, 2013 were $15,000 and $21,289, respectfully. No interest was paid on these loans.  In January 2014, Mr. Patel was repaid the $21,289 he loaned the Company in 2013. In March and June 2014, Mr. Patel loaned the Company an additional $11,000 and $1,250, respectively. The largest amount owed on these loans in 2014 was $21,289. As of June 30, 2014, $12,250 was outstanding on these loans. No interest was paid on any of these loans.

In January 2014 Mr. Ajjarapu (through Sansur Associates) was repaid $1,500 and was repaid $3,000 in June 2014 for loans he previously made. In March 2014 he loaned the company an additional $40,000. The largest amount owed on these loans in 2014 was $53,500. As of June 30, 2014, $50,500 was outstanding on these loans. No interest was paid on any of these loans.

The Company leases office space at 8913 Regents Park Dr. Suite # 680, Tampa, FL 33647 from Sansur Associates, LLC, which is owned by our CEO, Suren Ajjarapu, for $1,242/month on a month to month basis.

During the Fiscal Year ended December 31, 2014, there have been no other transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last completed fiscal years and in which any related person had or will have a direct or indirect material interest.

Director Independence

Our common stock is traded on the OTCQB under the symbol “TRXD”. The OTCQB electronic trading platform does not maintain any standards regarding the “independence” of the directors on our company’s Board of Directors, and we are not otherwise subject to the requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent.

In the absence of such requirements, we have elected to use the definition for “director independence” under the NASDAQ stock market’s listing standards, which defines an “independent director” as “a person other than an officer or employee of the Company or the Company’s subsidiaries or any other individual having a relationship, which in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board of Directors.  Two of our four directors, Mr. Fell and Mr. Sanchez, are deemed “independent” under the NASDAQ Stock Market’s listing standards.

Item 14.  Principal Accountant Fees and Services

Aggregate fees billed to us by MaloneBailey, LLP with respect to our 2014 and 2013 fiscal years were as follows:

	2014	2013
Audit Fees	$25,000	$28,000
All Other Fees	7,500	--
Total	$32,500	$28,000

Aggregate fees billed to us by Thomas Craig & Co. with respect to our 2014 and 2013 years were as follows:

	2014	2013
Tax Fees	$8,500	$11,000
All Other Fees	--	--
Total	$8,500	$11,000

In the above table, in accordance with the SEC’s definitions and rules, “audit fees” are fees that Trxade Group, Inc. paid for professional services for the audit of our consolidated financial statements included in our Form 10-K and for services that are normally provided by the registered public accounting firm in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements; and “tax fees” are fees for tax compliance, tax advice and tax planning.

All of the audit-related services and other services described in the above table were pre-approved by our Audit Committee.  The Audit Committee has adopted a pre-approval policy that provides for the pre-approval of all services performed for us by MaloneBailey, LLP.  The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.  Pursuant to this policy, the Audit Committee delegated such authority to the Chairman of the Audit Committee.  All pre-approval decisions must be reported to the Audit Committee at its next meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description

31.A	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.B	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

____________

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trxade Group, Inc.

By:

/s/ Suren Ajjarapu

Date: April 7, 2015

Suren Ajjarapu,

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Suren Ajjarapu Suren Ajjarapu	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 7, 2015

/s/ Prashant Patel	Chief Operating Officer, President and Director	April 7, 2015
Prashant Patel

/s/ Howard A. Doss	Chief Financial Officer (Principal Financial	April 7, 2015
Howard Doss	Officer and Principal Accounting Officer)

/s/ Fernando Sanchez	Director
Fernando Sanchez		April 7, 2015

/s/ Donald G Fell	Director
Donald G Fell		April 7, 2015