Form 10-Q
period 2015-03-31
TRXADE GROUP, INC.
filed 2015-05-04
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

OR

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

Yes       No  X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  X   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2015
Common Stock, $0.00001 par value per share	31,269,160 shares

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended March 31, 2015

INDEX

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.

Consolidated Balance Sheets

March 31, 2014 and December 31, 2014

(unaudited)

	March 31,	December 31,
	2015	2014
Assets
Current Assets
Cash	$335,298	$705,602
Accounts Receivable	350,079	349,025
Inventory	150,964	46,429
Prepaid Assets	110,870	57,676
Other Assets	2,650	59,584
Total Current Assets	949,861	1,218,316

Property and Equipment (net)	2,602	3,802

Total Assets	$952,463	$1,222,118

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$375,784	$291,059
Accrued Liabilities	182,117	175,786
Other Liabilities	53,704	64,264
Deferred Income	-	22,568
Total Current Liabilities	611,605	553,677

Shareholders’ Equity
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding, as of March 31, 2015 and December 31, 2014, respectively

	-	-

Common Stock, $0.00001 par value; 500,000,000 shares authorized; 31,269,160 and 31,269,160 shares issued and outstanding, as of March 31, 2015 and December 31, 2014, respectively

	312	312

Additional Paid-in Capital	5,315,954	5,199,917
Retained Earnings (Deficit)	(4,975,408)	(4,531,788)
Total Shareholders’ Equity	340,858	668,441

Total Liabilities and Shareholders’ Equity	$952,463	$1,222,118

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

Three months ended March 31, 2015 and 2014

(unaudited)

	Three Months Ended
	2015	2014

Revenues	$696,133	$244,196

Cost of Sales	230,463	146,790
Gross Profit	465,670	97,406

Operating Expenses
General and Administrative	908,321	441,923

Operating Loss	(442,651)	(344,517)

Loss on Debt Conversion	-	576,417
Interest Expense	969	1,061
Net Loss	$(443,620)	$(921,995)

Basic loss per Common Share	$(0.01)	$(0.03)

Diluted loss per Common Share	$(0.01)	$(0.03)

Basic weighted average number of Common Shares outstanding
	31,269,160	29,130,827

Diluted weighted average number of Common Shares outstanding
	31,269,160	29,130,827

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Statements of Cash Flows

Three months ended March 31, 2015 and 2014

(unaudited)

	2015	2014

Operating Activities:
Net Loss	$(443,620)	$(921,995)
Adjustments to reconcile net loss to net cash provided by Operating activities:
Depreciation	1,200	1,200
Loss from Debt Conversion	-	576,417
Options expense	116,037	94,497
Changes in Operating assets and Liabilities:
Accounts Receivable	(1,054)	(27,641)
Prepaid Assets	(53,194)	(53,570)
Inventory	(104,535)	12,728
Other Assets	56,934	-
Accounts Payable	84,725	56,930
Accrued Liabilities	6,331	12,076
Other Liabilities	(10,560)	-
Deferred Income	(22,568)	-
Net Cash used in operating activities	(370,304)	(249,358)

Financing Activities:
Repayments of Short Term Debt – Related Parties	-	(39,889)
Proceeds from Short Term Debt – Related Parties	-	51,000
Proceeds from issuance of Common Stock	-	4,250
Proceeds from issuance of Preferred Stock	-	260,000
Net Cash provided by financing activities	-	275,361

Net increase or (Decrease) in Cash	(370,304)	26,003
Cash at Beginning of the Year	705,602	84,317
Cash at March 31, 2015 and 2014	$335,298	$110,320

Supplemental Cash Flow Information

Cash Paid for Interest	$969	$-
Cash Paid for Income Taxes	$-	$-

Non –Cash Transactions
Shares issued for Related Party Debt	$-	$19,333

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the three months ended March 31, 2015 and 2014

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

Income (loss) Per Share – Basic net loss per common share is computed by dividing net loss available to commons stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilute. At March 31, 2015 and March 31, 2014 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

The following table sets forth the computation of basic and diluted Loss per Share:

	Three-month	Three-month
	March 31, 2015	March 31, 2014
Numerator:
Net Loss	$(443,620)	$(921,995)

Numerator for basic EPS – income (loss) Available to common shareholders
	(443,620)	(951,995)

Numerator for diluted EPS – income (loss) Income available to common shareholders
	(443,620)	(921,995)

Denominator:

Denominator for basic EPS –Weighted average shares
	31,269,160	29,130,827

Denominator for diluted EPS -Weighted-average shares and assumed Conversions
	31,269,160	29,130,827

Basic loss per common share	$(0.01)	$(0.03)

Diluted loss per common share	$(0.01)	$(0.03)

The accompanying unaudited interim financial statements of Trxade Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10K Registration Statement.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2014 as reported in the Company’s Registration Statement on Form 10K have been omitted.

NOTE 2 - WARRANTS

For the three month period ended March 31, 2015, no warrants were issued, exercised or forfeited.

The Company’s outstanding and exercisable warrants as of March 31, 2015 are presented below:

	Number	Weighted Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value

Warrants Outstanding as of December 31, 2014	635,000	$$0.69	4.15	$515,500

Warrants Granted	-	$-	-	$-
Warrants Forfeited	-	$-	-	$-

Warrants Outstanding as of March 31, 2015	635,000	$$0.69	3.90	$642,500

NOTE 3 - OPTIONS

The Company maintains a stock option plan under which certain employees are awarded option grants based on a combination of performance and tenure.  The stock option plan provides for the grant of up to 2,000,000 shares. All options may be exercised for a period up to 5 years following the grant date, after which they expire. Options are vested in 4 or 5 years from the grant date.

During the three months ended March 31, 2015, 480,000 options were granted to employees. These options vest over five years and are granted with an exercise price of $1.00 and the expiration date is ten years from the grant date.  The last ones expire January 2025.

During the three months ended March 31, 2015, 320,000 options were forfeited due to employee resignation. The options were not vested and the option expense reversed was $36,684.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The assumptions employed in the calculation of the fair value of share-based compensation expense were calculated as follows for all years presented:

Under the Black-Scholes option price model, fair value of the option granted during the three months ended March 31, 2015 is estimated at $759,838 at the respective issuance date.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the three months ended March 31, 2015:

2015
Expected dividend yield	0%
Weighted-average expected volatility	200%
Weighted-average risk-free interest rate	0.48%
Expected life of options	5-8 Years

Total compensation cost related to stock options was $116,037 for the three months ended March 31, 2015. As of March 31, 2015, there was $309,108 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 4.0 to 5.0 years. The following table represents stock option activity as of and for the period ended March 31, 2015:

		Weighted
	Number of Options	Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding at December 31, 2014	900,000	$1.00	3.41	-
Exercisable at December 31, 2014	112,500	$1.00	3.16	$56,250

Forfeited	(320,000)	-	-	-
Granted	480,000	$1.60	9.81	-
Exercised	-	-	-	-

Outstanding at March 31, 2015	1,060,000	$1.15	4.71	-
Exercisable at March 31, 2015	200,000	$1.00	3.05	$140,000

NOTE 4 – SUBSEQUENT EVENTS

Convertible promissory notes were issued in the amount of $200,000 in April and May 2015. The term of the notes are one year. Simple interest is payable at the maturity date of the note. Prior to maturity the notes may be converted for common stock at a conversion price of $1.50. The holders of the notes were granted warrants at one common stock for $4.00 of the note amount, 50,000 warrants were issued at a strike price of $1.50 with an expiration date of five years from date of issuance.

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

In December 2013 we launched a second service to help the pharmaceutical distributor better source their pharmaceutical needs within a highly structured single platform. This solution is designed to help purchasers overcome pharmaceutical supply issues related to drug shortages, as a means to control costs on drugs with volatile pricing and to help buyers make better purchasing choices based on their needs. Planned enhancements will expand this offering to manufactures and hospitals alike.

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

Liquidity and Capital Resources

Liquidity Outlook

Cash Requirements

Our primary objectives for the remainder of 2015 are to continue the development of the Trxade Platform, and increase our client base. In addition, we expect to pursue raising capital to fund our operations and provide personnel to expand operations and required working capital.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
Cost of Sales(1)	$750,000
General and administrative(2)	$2,050,000
Total	$2,800,000

(1)

Includes the cost of drugs for Westminster Pharmaceuticals as consulting expenses for Pinnacle Tek.

(2)

Includes wages and payroll, legal and accounting, marketing, rent and web development.

As of March 31, 2015, we had cash and cash equivalents of approximately $335,298 and other current assets of $614,563.  Additional funds will be needed to continue to expand our platform and customer base, and cover general and administrative expense.

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

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,	March 31,
	2015	2014
	$	$
Net cash provided by (used in):
Operating activities	(370,304)	(249,358)
Financing activities	-	275,361
Net increase (decrease) in cash and cash equivalents	(370,304)	26,003

Cash used in operating activities for the three months ended March 31, 2015 was $370,304. This is an increase of $120,946 from same period in 2014 and was due to increased staffing as the Company transitioned to its operational phase, continuing IT development of the Company’s web platform, professional fees and inventory purchases.

Historical Liquidity and Capital Resources

Working Capital

Our working capital as of March 31, 2015 and December 31, 2014 is summarized as follows:

	At March 31, 2015	At December 31, 2014
	$	$
Current assets	949,861	1,218,316
Current Liabilities	611,605	553,667
Working Capital	338,256	664,639

Current Assets

The decrease in our current assets was primarily due to a $370,304 decrease in cash. Inventory and prepaid assets increased by $104,535 and $ 53,194 respectfully.

Current Liabilities

Current liabilities increase is primarily due to an increase in accounts payable by $84,725.

Results of Operations

Three Months Ended March 31, 2015 Compared To Three Months Ended March 31, 2014

	Three months ending	Three months ending
	March 31, 2015	March 31, 2015
	($)	($)
Revenues	696,133	244,196
Cost of Sales	230,463	146,790
Gross Profit	465,670	97,406
Operating expenses:
General and Administrative	792,284	347,426
Warrants and Options Expense	116,037	94,497
Total Operating Expenses	908,321	441,923
Loss from operations	(442,651)	(344,517)
Loss on debt conversion	-	(576,417)
Interest Expense	(969)	(1,061)
Net loss	(443,620)	(921,995)

Revenues increased for the three months ended March 31, 2015 to $696,133 compared to $244,196 for the comparable period in 2014.  This increase was primarily attributable to fee income from our web-based platform. Our sales department has continued to add customers in 2015 through direct marketing and customer training.

Cost of sales increased for the three months ended March 31, 2015 to $230,463 compared to $146,790 for the comparable period in 2014.  This increase was primarily attributable to an increase in revenue from the pharmaceutical sales which has higher cost of sales than our other revenue sources.

General and administrative expenses increased for the three months ended March 31, 2015 to $792,284 compared to $347,426 for the comparable period in 2014.  A large component of general and administrative expenses in 2015 was affected by an increase in employee cash compensation expense in the 2015 period due to increased staffing as we reached our operational phase and our payroll expense was $443,444.

Warrant and options expense in the 2015 and 2014 periods represents compensation cost related to the issuance of employee stock options.

In February 2014, the Xcellink loan of $19,333 was converted to 600,000 shares of common stock along with $4,250 of proceeds. The shares were valued at the market price on the respective date of the transaction and the fair value of the shares was determined to be $600,000 and $576,417 was recorded as loss on conversion of debt during the three months ended March 31, 2014.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU
Suren Ajjarapu
Chief Executive Officer

Date: May 4, 2015

By:	/s/ HOWARD DOSS
Howard Doss
Chief Financial Officer

Date: May 4, 2015