Form 10-Q
period 2015-06-30
TRXADE GROUP, INC.
filed 2015-07-30
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

Large accelerated filer .		Accelerated filer	. .
Non-accelerated filer .	(Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .  No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2015
Common Stock, $0.00001 par value per share	31,269,160 shares

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended June 30, 2015

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.

Consolidated Balance Sheets

June 30, 2015 and December 31, 2014

(unaudited)

	June 30,	December 31,
	2015	2014
Assets
Current Assets
Cash	$414,167	$705,602
Accounts Receivable	416,806	349,025
Inventory	421,934	46,429
Prepaid Assets	188,315	57,676
Other Assets	85,705	59,584
Total Current Assets	1,526,927	1,218,316

Property and Equipment (net)	1,402	3,802

Total Assets	$1,528,329	$1,222,118

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$508,419	$291,059
Accrued Liabilities	209,044	175,786
Other Liabilities	40,276	64,264
Promissory Note, net $37,500 and $0 discount	212,500	-
Convertible Note, net of $89,244 and $0 discount	110,756	-
Deferred Income	-	22,568
Total Current Liabilities	1,080,995	553,677

Shareholders’ Equity
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively	-	-
Common Stock, $0.00001 par value; 500,000,000 shares authorized; 31,269,160 and 31,269,160 shares issued and outstanding, as of June 30, 2015 and December 31, 2014, respectively	312	312
Additional Paid-in Capital	5,476,786	5,199,917
Retained Earnings (Deficit)	(5,029,764)	(4,531,788)
Total Shareholders’ Equity	447,334	668,441

Total Liabilities and Shareholders’ Equity	$1,528,329	$1,222,118

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

Three months and six months ended June 30, 2015 and 2014

(unaudited)

	Three Months Ended		Six Months Ended
	2015	2014	2015	2014

Revenues	$1,167,195	$287,717	$1,863,328	$531,913

Cost of Sales	382,004	51,186	612,467	197,976
Gross Profit	785,191	236,531	1,250,861	333,937

Operating Expenses
General and Administrative	811,639	536,561	1,719,960	978,484

Operating Loss	(26,448)	(300,030)	(469,099)	(644,547)

Loss on Debt Conversion	-	-	-	576,417
Interest Expense	27,908	991	28,877	2,052
Net Loss	$(54,356)	$(301,021)	$(497,976)	$(1,223,016)

Basic loss per Common Share	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Diluted loss per Common Share	$(0.00)	$(0.01)	$(0.02)	$(0.04)

Basic weighted average number of
Common Shares outstanding	31,269,160	29,424,160	31,269,160	29,424,160

Diluted weighted average number of
Common Shares outstanding	31,269,160	29,424,160	31,269,160	29,424,160

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2015 and 2014

(unaudited)

	2015	2014

Operating Activities:
Net Loss	$(497,976)	$(1,223,016)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation	2,400	2,400
Loss from Debt Conversion	-	576,417
Options expense	169,776	191,043
Amortization of debt discount	25,349	-
Changes in Operating assets and Liabilities:
Accounts Receivable	(67,781)	(44,776)
Prepaid Assets	(130,639)	(82,032)
Inventory	(375,505)	26,778
Other Assets	(26,121)	-
Accounts Payable	217,360	39,417
Accrued Liabilities	33,258	101,326
Other Liabilities	(23,988)	-
Deferred Income	(22,568)	-
Net Cash used in operating activities	(696,435)	(412,443)

Financing Activities:
Repayments of Short Term Debt – Related Parties	-	(42,889)
Proceeds from Short Term Debt – Related Parties	-	52,250
Proceeds from Short Term Convertible Debt	200,000	-
Proceeds from Short Term Promissory Note	205,000	-
Proceeds from subscription receivable	-	160,000
Proceeds from issuance of Common Stock	-	4,250
Proceeds from issuance of Preferred Stock	-	225,000
Net Cash provided by financing activities	405,000	398,611

Net increase or (Decrease) in Cash	(291,435)	(13,832)
Cash at Beginning of the Year	705,602	84,317
Cash at June 30, 2015 and 2014	$414,167	$70,485

Supplemental Cash Flow Information
Cash Paid for Interest	$11,028	$2,052
Cash Paid for Income Taxes	$-	$-

Non –Cash Transactions
Beneficial conversion features and relative fair value of warrants	$107,093	$-
Shares issued for Related Party Debt	$-	$19,333

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

For the six months ended June 30, 2015 and 2014

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

Income (loss) Per Share – Basic net loss per common share is computed by dividing net loss available to commons stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilute. At June 30, 2015 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

The following table sets forth the computation of basic and diluted Loss per Share:

	Three-month	Six-month
	June 30, 2015	June 30, 2015
Numerator:
Net Loss	$(54,356)	$(497,976)

Numerator for basic EPS – income (loss)
Available to common shareholders	(54,356)	(497,976)

Numerator for diluted EPS – income (loss)
Income available to common shareholders	(54,356)	(497,976)

Denominator:

Denominator for basic EPS –
Weighted average shares	31,269,160	31,269,160

Denominator for diluted EPS -
Weighted-average shares and assumed Conversions	31,269,160	31,269,160

Basic loss per common share	$0.00	$(0.02)

Diluted loss per common share	$0.00	$(0.02)

The accompanying unaudited interim financial statements of Trxade Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2014 as reported in the Annual Report on Form 10K have been omitted.

NOTE 2 – SHORT-TERM DEBT

Convertible Promissory Note

Convertible promissory notes were issued in the aggregate amount of $200,000 in April and May 2015. The term of the notes are one year. Simple interest of 10% is payable at the maturity date of the note. Prior to maturity the notes may be converted for common stock at a conversion price of $1.50. The holders of the notes were granted warrants at one common stock for $4.00 of the note amount, 50,000 warrants were issued at a strike price of $1.50 with an expiration date of five years from date of issuance.

The Company evaluated the embedded conversion feature within the above convertible notes under ASC 815-15 and ASC 815 40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a total debt discount of $53,546 was recorded.

The Company also uses the Black-Scholes pricing model to estimate the fair value of the warrants issued along with convertible notes on the date of grant. See assumptions employed in the calculation in Note 3. The Company accounted for relative fair value of the warrants issued and a total debt discount of $53,547 was recorded.

During the six months ended June 30, 2015, debt discount of $17,849 was amortized. As of June 30, 2015, convertible note has a balance of $110,756, net of $89,244 unamortized debt discount.

Promissory Note

In May 2015, a promissory note was issued in the face amount of $250,000. The term of the note is one year. The note has an original issuance discount of $45,000, thus the cash proceeds from the promissory note is $205,000.

During the six months ended June 30, 2015, debt discount of $7,500 was amortized. As of June 30, 2015, promissory note has a balance of $212,500, net of $37,500 unamortized debt discount.

NOTE 3 - WARRANTS

For the six month period ended June 30, 2015, 50,000 warrants were issued along with convertible debt. See Note 2.

The Company uses the Black-Scholes warrant pricing model to estimate the fair value of warrants on the date of grant.

Under the Black-Scholes warrant price model, fair value of the option granted is estimated at $73,124 at the respective issuance date.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during the six months ended June 30, 2015:

2015
Expected dividend yield	0%
Weighted-average expected volatility	200%
Weighted-average risk-free interest rate	0.48%
Expected life of warrants	5 years

The Company’s outstanding and exercisable warrants as of June 30, 2015 are presented below:

	Number	Weighted Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value

Warrants Outstanding and exercisable as of December 31, 2014	635,000	$0.69	4.15	$515,500

Warrants Granted	50,000	$1.50	5.00	$2,500
Warrants Forfeited	-	$-	-	$-

Warrants Outstanding and exercisable as of June 30, 2015	685,000	$0.75	3.74	$549,750

NOTE 4 - OPTIONS

The Company maintains a stock option plan under which certain employees are awarded option grants based on a combination of performance and tenure.  The stock option plan provides for the grant of up to 2,000,000 shares. All options may be exercised for a period up to 10 years following the grant date, after which they expire and are vested in 4 or 5 years from the grant date.

During the six months ended June 30, 2015, 480,000 options were granted to employees. These options vest over five years and are granted with an exercise price of $1.60 and the expiration date is ten years from the grant date.  The last ones expire January 2025.

During the six months ended June 30, 2015, 380,000 options were forfeited due to employee resignation. The options were not vested and the option expense reversed was $70,563.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant.

Under the Black-Scholes option price model, fair value of the option granted is estimated at $759,838 at the respective issuance date.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the six months ended June 30, 2015:

2015
Expected dividend yield	0%
Weighted-average expected volatility	200%
Weighted-average risk-free interest rate	0.48%
Expected life of options	5-8 years

Total compensation cost related to stock options was $169,776 for the six months ended June 30, 2015. As of June 30, 2015, there was $460,124 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 4.57 years. The following table represents stock option activity as of and for the period ended June 30, 2015:

		Weighted
	Number of	Average	Contractual Life	Intrinsic
	Options	Exercise Price	in Years	Value

Outstanding at December 31, 2014	900,000	$1.00	3.41	-
Exercisable at December 31, 2014	112,500	$1.00	3.16	$56,250

Forfeited	(380,000)	-	-	-
Granted	480,000	$1.60	9.56	-
Exercised	-	-	-	-

Outstanding at June 30, 2015	1,000,000	$1.16	4.57	-
Exercisable at June 30, 2015	272,500	$1.02	2.94	$144,375

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
Cost of Sales(1)	$1,200,000
General and administrative(2)	$3,500,000
Total	$4,700,000

(1)

Includes the cost of drugs for Westminster Pharmaceuticals and consulting expenses for Pinnacle Tek.

(2)

Includes wages and payroll, legal and accounting, marketing, rent and web development.

As of June 30, 2015, we had cash and cash equivalents of approximately $414,167 and other current assets of $1,112,760.  Additional funds will be needed to continue to expand our platform and customer base, and cover general and administrative expense.

Since inception, we have funded our operations primarily through equity capital raises, convertible debt, loans and operational revenue. We expect to continue to do so in the future although no assurance can be given that we will be able to obtain financing on reasonable terms or revenues will continue. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We may be unable to maintain operations at a level sufficient for investors to obtain a return on their investments in our common stock. Further, we may continue to be unprofitable.

We will need significantly more cash to implement our plan to operate a business-to-business web based marketplace focused on the US pharmaceutical industry. Our core service brings the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30, 2015	June 30, 2014
	$	$
Net cash provided by (used in):
Operating activities	(696,435)	(412,443)
Financing activities	405,000	398,611
Net increase (decrease) in cash and cash equivalents	(291,435)	(13,832)

Cash used in operating activities for the six months ended June 30, 2015 was $696,435. This is an increase of $283,992 from same period in 2014 and was due to increased staffing as the Company transitioned to its operational phase, continuing IT development of the Company’s web platform, professional fees and inventory purchases.

Cash provided by financing activities for the six months ended June 30, 2015 was $405,000. This is an increase of $6,389 for the same period in 2014 and was due to more debt borrowing.

Historical Liquidity and Capital Resources

Working Capital

Our working capital as of June 30, 2015 and December 31, 2014 is summarized as follows:

	At June 30, 2015	At December 31, 2014
	$	$
Current assets	1,526,927	1,218,316
Current Liabilities	1,080,995	553,677
Working Capital	445,932	664,639

Current Assets

The increase in our current assets was primarily due to a $375,505 and $130,639 increase in inventory and prepaid assets, respectfully. Cash decreased $291,435.

Current Liabilities

Current liabilities increase is primarily due to an increase in accounts payable by $217,360 and notes payable of $323,256.

Results of Operations

Six Months Ended June 30, 2015 Compared To Six Months Ended June 30, 2014

	Six months ending	Six months ending
	June 30, 2015	June 30, 2014
	$	$
Revenues	1,863,328	531,913
Cost of Sales	612,427	197,976
Gross Profit	1,250,861	333,937
Operating expenses:
General and Administrative	1,550,184	787,441
Warrants and Options Expense	169,776	191,043
Total Operating Expenses	1,719,960	978,484
Loss from operations	(469,099)	(644,547)
Loss on debt conversion	-	(576,417)
Interest Expense	(28,877)	(2,052)
Net loss	(497,976)	(1,223,016)

Revenues increased for the six months ended June 30, 2015 to $1,863,328 compared to $531,913 for the comparable period in 2014. This increase was primarily attributable to fee income from our web-based platform. Our sales department has continued to add customers in 2015 through direct marketing and customer training.

Cost of sales increased for the six months ended June 30, 2015 to $612,427 compared to $197,976 for the comparable period in 2014. This increase was primarily attributable to an increase in revenue from the pharmaceutical sales which has higher cost of sales than our other revenue sources.

General and administrative expenses increased for the six months ended June 30, 2015 to $1,550,184 compared to $787,441 for the comparable period in 2014.  A large component of general and administrative expenses in 2015 was affected by an increase in employee cash compensation expense in the 2015 period due to increased staffing as we reached our operational phase and our payroll expense was $830,747.

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

Three Months Ended June 30, 2015 Compared To Three Months Ended June 30, 2014

	Three Months Ending	Three Months Ending
	June 30, 2015	June 30, 2014
	$	$

Revenues	1,167,195	287,717
Cost of Sales	382,004	51,186
Gross Profit	785,191	236,531
Operating Expenses
General and Administrative	757,900	440,015
Warrants and Options Expense	53,739	96,546
Total Operating Expense	811,639	536,561
Loss from Operations	(26,448)	(300,030)
Loss on Debt Conversion	-	-
Interest Expense	(27,908)	(991)
Net Loss	(54,356)	(301,021)

Revenues increased for the three months ended June 30, 2015 to $1,167,195 compared to $287,717 for the comparable period in 2014. This increase was primarily attributable to fee income from our web-based platform. Our sales department has continued to add customers in 2015 through direct marketing and customer training.

Cost of sales increased for the three months ended June 30, 2015 to $382,004 compared to $51,186 for the comparable period in 2014. This increase was primarily attributable to an increase in revenue from the pharmaceutical sales which has higher cost of sales than our other revenue sources. General and administrative expenses increased for the three months ended June 30, 2015 to $757,900 compared to $440,015 for the comparable period in 2014.  A large component of general and administrative expenses in 2015 was affected by an increase in employee cash compensation expense in the 2015 period due to increased staffing.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K, which could materially affect our business, financial position and results of operations. Risk factors which could cause actual results to differ materially from those suggested by forward-looking statements include but are not limited to those discussed or identified in this document, in our public filings with the SEC, and those included in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Convertible promissory notes were issued in the aggregate amount of $200,000 in April and May 2015. The term of the notes are one year. Simple interest of 10% is payable at the maturity date of the note. Prior to maturity the notes may be converted for common stock at a conversion price of $1.50. The holders of the notes were also granted warrants at one common stock for $4.00 of the note amount, for a total of 50,000 warrants, which were issued at a strike price of $1.50 with an expiration date of five years from date of issuance.

The issuances of the convertible promissory notes and warrants described above were exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Act; (c) were non-U.S. persons; and/or (d) were officers or directors of the Company.

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

[ADD XBRL EXHIBITS]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU

Suren Ajjarapu
Chief Executive Officer

Date: July 30, 2015

By:	/s/ HOWARD DOSS

Howard Doss
Chief Financial Officer

Date: July 30, 2015