Form 10-Q
period 2015-09-30
TRXADE GROUP, INC.
filed 2015-11-02
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .  No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2015

Common Stock, $0.00001 par value per share	31,269,160 shares

TRXADE GROUP, INC.
FORM 10-Q
For the Quarter Ended September 30, 2015
INDEX

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.
Consolidated Balance Sheets
September 30, 2015 and December 31, 2014
(unaudited)

	September 30,	December 31,
	2015	2014
Assets
Current Assets
Cash	$324,622	$705,602
Accounts Receivable, net	443,598	349,025
Inventory	358,036	46,429
Prepaid Assets	202,068	57,676
Other Assets	24,210	59,584
Total Current Assets	1,352,534	1,218,316

Property and Equipment (net)	-	3,802

Total Assets	$1,352,534	$1,222,118

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$332,084	$291,059
Accrued Liabilities	273,893	175,786
Other Liabilities	5,044	64,264
Promissory Note, net of $26,250 and $0 discount	223,750	-
Convertible Note, net of $62,470 and $0 discount	137,530	-
Deferred Income	-	22,568
Total Current Liabilities	972,301	553,677

Shareholders’ Equity
Preferred Stock, $0.00001 par value; 100,000,000 shares authorized; 0 shares issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 31,269,160 and 31,269,160 shares issued and outstanding, as of September 30, 2015 and December 31, 2014, respectively	312	312
Additional Paid-in Capital	5,533,447	5,199,917
Retained Earnings (Deficit)	(5,153,526)	(4,531,788)
Total Shareholders’ Equity	380,233	668,441

Total Liabilities and Shareholders’ Equity	$1,352,534	$1,222,118

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Operations
Three months and nine months ended September 30, 2015 and 2014
(unaudited)

	Three Months Ended		Nine Months Ended
	2015	2014	2015	2014

Revenues	$1,637,875	$372,690	$3,501,203	$904,603

Cost of Sales	700,637	77,153	1,313,104	275,129
Gross Profit	937,238	295,537	2,188,099	629,474

Operating Expenses
General and Administrative	1,013,801	645,363	2,733,761	1,623,847

Operating Loss	(76,563)	(349,826)	(545,662)	(994,373)

Loss on Debt Conversion	-	-	-	576,417
Interest Expense	47,199	2,057	76,076	4,109
Net Loss	$(123,762)	$(351,883)	$(621,738)	$(1,574,899)

Basic loss per Common Share	$(0.00)	$(0.01)	$(0.02)	$(0.05)

Diluted loss per Common Share	$(0.00)	$(0.01)	$(0.02)	$(0.05)

Basic weighted average number of Common Shares outstanding	31,269,160	29,595,609	31,269,160	29,385,234

Diluted weighted average number of Common Shares outstanding	31,269,160	29,595,609	31,269,160	29,385,234

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2015 and 2014

(unaudited)

	2015	2014
Operating Activities:
Net Loss	$(621,738)	$(1,574,899)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation	3,802	3,600
Bad debt expense	40,934	-
Loss from Debt Conversion	-	576,417
Options expense	226,437	282,832
Amortization of debt discount	63,373	-
Changes in Operating assets and Liabilities:
Accounts Receivable	(135,507)	(79,421)
Prepaid Assets	(144,392)	(49,064)
Inventory	(311,607)	13,759
Other Assets	35,374	-
Accounts Payable	41,025	56,370
Accrued Liabilities	98,107	71,076
Other Liabilities	(59,220)	-
Deferred Income	(22,568)	-
Net Cash used in operating activities	(785,980)	(699,330)

Financing Activities:
Repayments of Short Term Debt – Related Parties	-	(105,639)
Proceeds from Short Term Debt – Related Parties	-	52,250
Repayments of Short Term Promissory Note	-	(10,000)
Proceeds from Short Term Convertible Debt	200,000	-
Proceeds from Short Term Promissory Note	205,000	10,000
Proceeds from subscription receivable	-	160,000
Proceeds from issuance of Common Stock	-	404,250
Proceeds from issuance of Preferred Stock	-	375,000
Net Cash provided by financing activities	405,000	885,861

Net increase or (Decrease) in Cash	(380,980)	186,531
Cash at Beginning of the Year	705,602	84,317
Cash at September 30, 2015 and 2014	$324,622	$270,848

Supplemental Cash Flow Information
Cash Paid for Interest	$28,967	$4,109
Cash Paid for Income Taxes	$-	$-

Non –Cash Transactions
Beneficial conversion features and relative fair value of warrants	$107,093	$-
Shares issued for Related Party Debt	$-	$19,333
Series A Convertible Preferred Shares converted to Common Stock	$-	$10

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2015 and 2014

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

Income (loss) Per Share – Basic net loss per common share is computed by dividing net loss available to commons stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilute. At September 30, 2015 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

The following table sets forth the computation of basic and diluted Loss per Share:

	Three-month	Nine-month
	September 30, 2015	September 30, 2015
Numerator:
Net Loss	$(123,762)	$(621,738)

Numerator for basic EPS – income (loss)
Available to common shareholders	(123,762)	(621,738)

Numerator for diluted EPS – income (loss)
Income available to common shareholders	(123,762)	(621,738)

Denominator:

Denominator for basic EPS –
Weighted average shares	31,269,160	31,269,160

Denominator for diluted EPS -
Weighted-average shares and assumed Conversions	31,269,160	31,269,160

Basic loss per common share	$(0.00)	$(0.02)

Diluted loss per common share	$(0.00)	$(0.02)

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

During the nine months ended September 30, 2015, debt discount of $44,623 was amortized. As of September 30, 2015, convertible note has a balance of $137,530, net of $62,470 unamortized debt discount.

Promissory Note

In May 2015, a promissory note was issued in the face amount of $250,000. The term of the note is one year. The note has an original issuance discount of $45,000, thus the cash proceeds from the promissory note is $205,000.

During the nine months ended September 30, 2015, debt discount of $18,750 was amortized. As of September 30, 2015, promissory note has a balance of $223,750, net of $26,250 unamortized debt discount.

NOTE 3 - WARRANTS

For the nine month period ended September 30, 2015, 50,000 warrants were issued along with convertible debt. See Note 2.

The Company uses the Black-Scholes warrant pricing model to estimate the fair value of warrants on the date of grant.

Under the Black-Scholes warrant price model, fair value of the warrants granted is estimated at $73,124 at the respective issuance date.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during the nine months ended September 30, 2015:

2015
Expected dividend yield	0%
Weighted-average expected volatility	200%
Weighted-average risk-free interest rate	0.48%
Expected life of warrants	5 years

The Company’s outstanding and exercisable warrants as of September 30, 2015 are presented below:

	Number	Weighted Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value

Warrants Outstanding and exercisable as of December 31, 2014	635,000	$$0.69	4.15	$515,500

Warrants Granted	50,000	$$1.50	5.00	$2,500
Warrants Forfeited	-	$-	-	$-

Warrants Outstanding and exercisable as of September 30, 2015	685,000	$$0.75	3.49	$198,000

NOTE 4 - OPTIONS

The Company maintains a stock option plan under which certain employees are awarded option grants based on a combination of performance and tenure. The stock option plan provides for the grant of up to 2,000,000 shares. All options may be exercised for a period up to 10 years following the grant date, after which they expire and are vested in 4 or 5 years from the grant date.

During the nine months ended September 30, 2015, 480,000 options were granted to employees. These options vest over five years and are granted with an exercise price of $1.60 and the expiration date is ten years from the grant date. The last ones expire January 2025.

During the nine months ended September 30, 2015, 420,000 options were forfeited due to employee resignation. The options were not vested and the option expense reversed was $90,894. During the nine months ended September 30, 2015, another 20,000 options expired.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant.

Under the Black-Scholes option price model, fair value of the option granted is estimated at $759,838 at the respective issuance date.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the nine months ended September 30, 2015:

2015
Expected dividend yield	0%
Weighted-average expected volatility	200%
Weighted-average risk-free interest rate	0.48%
Expected life of options	5-8 years

Total compensation cost related to stock options was $226,437 for the nine months ended September 30, 2015. As of September 30, 2015, there was $341,554 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 4.11 years. The following table represents stock option activity as of and for the period ended September 30, 2015:

		Weighted
	Number of	Average	Contractual Life	Intrinsic
	Options	Exercise Price	in Years	Value

Outstanding at December 31, 2014	900,000	$1.00	3.41	-
Exercisable at December 31, 2014	112,500	$1.00	3.16	$56,250

Forfeited	(420,000)	$1.37	6.94	-
Granted	480,000	$1.60	9.30	-
Expired	(20,000)	$1.00	2.33	-

Outstanding at September 30, 2015	940,000	$1.14	4.15	$-
Exercisable at September 30, 2015	292,500	$1.06	3.14	$-

NOTE 5 – SUBSEQUENT EVENTS

A convertible promissory note purchase agreement was executed in the amount of $1,500,000 in October 2015, with the principal delivered in three tranches. Funding of $450,000 was completed for the first tranche of the loan in October 2015. The second and third tranches of $550,000 and $500,000 are scheduled for December 31, 2015 and February 1, 2016, respectfully. The term of the notes are three years. Interest payments are based on a profit percentage of specific operations of the company’s wholesale distribution division, payable each quarter. Prior to maturity the notes may be converted for shares of our common stock at a conversion price of $2.50 per share. In further consideration of the convertible promissory note, the holder of the note was granted security purchase warrants at one common stock for $3.00 of the note amount, and in October 2015 warrants to purchase 150,000 shares of common stock (plus an additional 10,000 warrants) were issued at a strike price of $0.01, with an expiration date of five years from date of issuance.

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

We began operations under our predecessor corporation in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide enhanced pricing transparency, purchasing capabilities and other value added services on a single platform to focus on serving the nation’s approximately 24,000 independent pharmacies with an annual purchasing power of $96 billion. Our national supplier partners are able to fulfill orders on our platform immediately and provide the pharmacy with cost saving payment terms and next day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). Important additions to this platform further include the generation of pharmacy to pharmacy trading capabilities to help independents with their overstocked inventories in a more organized manner. We expanded rapidly in 2013 and broke the 1,000 member pharmacy mark that year.

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

Other related developments include the creation of a Delaware registered supply arm, Westminster Pharmaceuticals, LLC, in April 2013 to take advantage of certain supply disruptions for specialty and other niche pharmaceuticals and operates via a third party logistics warehouse. We began private label distribution under this supply arm in 2015.

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

As of September 30, 2015, we had cash and cash equivalents of approximately $324,622 and other current assets of $1,027,912. Additional funds will be needed to continue to expand our platform and customer base, and cover general and administrative expense.

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

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,	September 30,
	2015	2014
	$	$
Net cash provided by (used in):
Operating activities	(785,980)	(699,330)
Financing activities	405,000	885,861
Net increase (decrease) in cash and cash equivalents	(380,980)	186,531

Cash used in operating activities for the nine months ended September 30, 2015 was $785,980. This is an increase of $86,650 from same period in 2014 and was due to increased staffing as the Company transitioned to its operational phase, continuing IT development of the Company’s web platform, professional fees and inventory purchases.

Cash provided by financing activities for the nine months ended September 30, 2015 was $405,000. This is a decrease of $480,861 for the same period in 2014 and was due less equity financing.

Historical Liquidity and Capital Resources

Working Capital

Our working capital as of September 30, 2015 and December 31, 2014 is summarized as follows:

	At September 30, 2015	At December 31, 2014
	$	$
Current assets	1,352,534	1,218,316
Current Liabilities	972,301	553,667
Working Capital	380,233	664,639

Current Assets

The increase in our current assets was primarily due to a $311,607 and $144,392 increase in inventory and prepaid assets, respectfully. Cash decreased $380,980.

Current Liabilities

Current liabilities increase is primarily due to an increase in accounts payable by $41,025 and notes payable of $361,280.

Results of Operations

Nine Months Ended September 30, 2015 Compared To Nine Months Ended September 30, 2014

	Nine months ending	Nine months ending
	September 30, 2015	September 30, 2014
	($)	($)
Revenues	3,501,203	904,603
Cost of Sales	1,313,104	275,129
Gross Profit	2,188,099	629,474
Operating expenses:
General and Administrative	2,507,324	1,341,015
Warrants and Options Expense	226,437	282,832
Total Operating Expenses	2,733,731	1,623,847
Loss from operations	(545,662)	(994,373)
Loss on debt conversion	-	(576,417)
Interest Expense	(76,076)	(4,109)
Net loss	(621,738)	(1,574,899)

Revenues increased for the nine months ended September 30, 2015 to $3,501,203 compared to $904,603 for the comparable period in 2014. This increase was attributable to fee income from our web-based platform and pharmaceutical sales. Our sales department has continued to add customers in 2015 through direct marketing and customer training.

Cost of sales increased for the nine months ended September 30, 2015 to $1,313,104 compared to $275,129 for the comparable period in 2014. This increase was primarily attributable to an increase in revenue from the pharmaceutical sales which has higher cost of sales than our other revenue sources.

General and administrative expenses increased for the nine months ended September 30, 2015 to $2,507,324 compared to $1,341,015 for the comparable period in 2014. A large component of general and administrative expenses in 2015 was affected by an increase in employee cash compensation expense in the 2015 period due to increased staffing as we reached our operational phase and our payroll expense was $1,309,266.

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

Three Months Ended September 30, 2015 Compared To Three Months Ended September 30, 2014

	Three Months Ending	Three Months Ending
	September 30, 2015	September 30, 2014
	$	$

Revenues	1,637,875	372,690
Cost of Sales	700,637	77,153
Gross Profit	937,238	295,537
Operating Expenses
General and Administrative	957,140	553,574
Warrants and Options Expense	56,661	91,789
Total Operating Expense	1,013,801	645,363
Loss from Operations	(76,563)	(349,826)
Loss on Debt Conversion	-	-
Interest Expense	(47,199)	(2,057)
Net Loss	(123,762)	(351,883)

Revenues increased for the three months ended September 30, 2015 to $1,637,875 compared to $372,690 for the comparable period in 2014. This increase was attributable to fee income from our web-based platform and pharmaceutical sales. Our sales department has continued to add customers in 2015 through direct marketing and customer training.

Cost of sales increased for the three months ended September 30, 2015 to $700,637 compared to $77,153 for the comparable period in 2014. This increase was primarily attributable to an increase in revenue from the pharmaceutical sales which has higher cost of sales than our other revenue sources. General and administrative expenses increased for the three months ended September 30, 2015 to $957,140 compared to $553,574 for the comparable period in 2014. A large component of general and administrative expenses in 2015 was affected by an increase in employee cash compensation expense in the 2015 period due to increased staffing.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s wholly owned subsidiary, Westminster Pharmaceuticals, LLC, entered into a convertible promissory note purchase agreement (“Note Purchase Agreement”) with a previous investor and current shareholder of the Company (“Investor”), in the aggregate amount of $1,500,000 on October 22, 2015.  The principal amount under the Note Purchase Agreement shall be delivered in three separate note tranches under a convertible promissory note agreement (“Note”).  The first tranche of the funding of $450,000 was completed on October 22, 2015 under the first Note.  The second and third tranches of $550,000 and $500,000 are scheduled for December 31, 2015 and February 1, 2016, respectively. The term of each Note is three years. Interest payments on the Note are based on a percentage of net profit from sales of specific pharmaceutical products sold by the Company’s wholly-owned wholesale distribution division, Westminster Pharmaceuticals, LLC, and the profit sharing ranges from 7.5% to 25% of such net sales (“Interest”), depending on the amount of the Notes.  Interest is due and payable each quarter. Prior to maturity the principal and Interest under the Notes may be converted for shares of our common stock at a conversion price of $2.50 per share. In further consideration of the Notes, Investor was granted warrants to purchase one share of our common stock for every $3.00 of principal under the Note (“Warrants”), for a maximum of 500,000 share of common stock, and on October 22, 2015 warrants to purchase 150,000 shares of common stock (plus an additional 10,000 Warrants) were granted in connection with the first Note of $450,000. These Warrants were issued at a strike price of $0.01 per share, and have an expiration date of five years from date of grant.

The offer and sale of the Notes and Warrants in the private placement was made in reliance on the exemption from registration under Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated under the Securities Act.  The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the Note Purchase Agreement, the form of Note, and the form of Warrant Agreement, which are filed as Exhibits 10.1, 10.2 and 10.3, respectively to Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2015, which is incorporated herein by reference.

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

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU

Suren Ajjarapu
Chief Executive Officer

Date: November 2, 2015

By:	/s/ HOWARD DOSS

Howard Doss
Chief Financial Officer

Date: November 2, 2015