Form 10-K
period 2015-12-31
TRXADE GROUP, INC.
filed 2016-03-28
CIK 1382574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K

________________

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________.

Commission file number: 000-55218

TRXADE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of	Identification Number)
incorporation or organization)
1115 Gunn Hwy Suite 202
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):      . Yes   X . No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 24, 2016 based upon the closing price reported on such date was approximately $3,776,870. Shares of voting stock held by each officer and director and by each person who, as of March 28, 2016, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose. There were 31,435,827 shares of the registrant’s common stock outstanding on March 28, 2016.

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

CORPORATE HISTORY

Background of XCEL

Our company was incorporated in Delaware on July 15, 2005 as “Bluebird Exploration Company” (“Bluebird”). Bluebird was originally formed to engage in the exploitation of mineral properties. In December 2008, Bluebird changed its name to “Xcellink International, Inc.” (“XCEL”), and subsequently announced that its business plan was being expanded to include the development and marketing of platform-independent customer-centric payment systems and methodologies. XCEL was unable to raise the funds necessary to implement its business strategy, never generated any revenue and was a reporting as a “shell” corporation. On January 9, 2014, Trxade Group, Inc., a privately held Nevada corporation merged with and into XCEL, and XCEL changed its name to “Trxade Group, Inc.”XCEL’s shares traded on the Over-the-Counter Bulletin Board (“OTCBB”) market until early 2010.

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

On June 11, 2015, pursuant to our Second Amended and Restated Certification of Incorporation, we decreased the authorized shares of our Common Stock from 500,000,000 to 100,000,000 and decreased the authorized shares of our Preferred Stock from 100,000,000 to 10,000,000.

Subsidiaries

We own 100% of Trxade Florida. This subsidiary is included in our attached financial statements and is engaged in the same line of business as Trxade. Trxade Florida is a web-based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

We also own 100% of Westminster Pharmaceutical LLC, a Delaware limited liability company (“Westminster”). Westminster was formed in January 2013 as a single member LLC wholly owned by Trxade Florida. This licensed subsidiary is included in our attached financial statements and provides state-licensed pharmacies and buying groups in the United States with pharmaceuticals approved by the United States Food and Drug Administration (the “FDA”). In late 2015 and early 2015 Westminster entered into multiple supply contracts with wholesale manufacturers of generic pharmaceuticals to begin selling Westminster private label generic pharmaceuticals to our customers.

We own 100% of Pinnacle Tek, Inc., a Florida corporation founded by Mr. Ajjarapu in 2011. (“Pinnacle”). Pinnacle Tek serves as a technology consultant provider that supports our programming needs and provides research on pharmaceutical pricing and shortages in acute care and retail settings. Through July 2013, Pinnacle Tek was funded entirely by cash contributions made by Mr. Ajjarapu. In July 2013, Trxade Nevada made the strategic decision to acquire Pinnacle Tek pursuant to a merger in which each share of common stock of Pinnacle Tek owned by Mr. Ajjarapu (the owner of 1 million shares of Pinnacle Tec’s common stock, representing 100% ownership) was exchanged for three shares of common stock of Trxade Nevada, resulting in the issuance to Mr. Ajjarapu of 3,000,000 shares of common stock of Trxade Nevada. Pinnacle Tek is included in our attached financial statements. In early 2016 we discontinued the technology consulting business line under Pinnacle Tek. We do not believe this will have any material effect on our operations going forward.

BUSINESS OF TRXADE

Our Principal Products and Services and their Markets.

Trxade.com: Trxade.com is a web-based pharmaceutical marketplace engaged in promoting and enabling trade among independent pharmacies and large pharmaceutical suppliers nationally. Additional features include the ability of independent pharmacies to trade among each other in currently 18 states that follow the Model State Pharmacy Act. (The Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act) provide the boards of pharmacy with model language that may be used when developing state laws or board rules.) Other value-added components include access to Trxade’s proprietary pharmaceutical shortage database, data analytics regarding medication pricing, and manufacturer return policies. We generate revenue from this service by charging a transaction fee to the seller of the products for sales conducted via the Trxade platform. The buyers do not bear the cost of transaction fees for the purchases that they make nor do they pay a fee to join or register with our platform.

InventoryRx.com: InventoryRx.com is a web-based pharmaceutical marketplace formed to promote and enable trade among suppliers, manufacturers and large healthcare facilities nationally. The seller of products and advertisers are charged a transaction fee or posting fee for products sold or featured on the platform. To date, we have not generated any revenue from this product.

Pharmabayonline: Pharmabayonline was created to provide access to proprietary pharmaceutical data analytics to United States-based independent pharmacies, pharmaceutical shortage databases, proposed governmental reimbursement benchmarks comparison and analysis, and a proprietary suggested national retail drug benchmark. To date no revenue has been generated from this service.

RxGuru: RxGuru is a service-based desktop software application designed to provide valid, daily drug pricing and analytics to the independent pharmacist at time of care to enable their patients to realize cost savings on their medications. This application works in conjunction with the Trxade platform but to date has not driven any revenue.

Westminster Pharmaceuticals: Westminster Pharmaceuticals buys US FDA approved prescription medication from licensed pharmaceutical wholesalers and manufacturers. These products are delivered and stored at a licensed logistics location in Olive Brach, MS and ready for delivery to our customer base once a product is sold. In late 2015 and early 2016 Westminster entered into multiple supply contracts with wholesale manufacturers of generic pharmaceuticals to begin selling Westminster private label generic pharmaceuticals to our customers. Revenue is currently being generated from the sale of private label products owned by Westminster.

Pinnacle Tek: Pinnacle Tek was our Information Technology consulting and staffing division, with particular focus on pharmaceutical data research and analytics on product shortages and pricing benchmarks. This business line was not profitable for the Company, and in early 2016 the company discontinued the Pinnacle Tek division. We do not believe this will have any material effect on our operations going forward...

All our product offerings are focused on the US markets. Some products are restricted to certain states depending on the various state regulations and guidelines pertaining to pharmaceuticals. Our services are distributed through our online platform. Our wholesale division distributes pharmaceuticals to independent pharmacies in 26 states currently via a third party logistics company.

The Pharmaceutical Industry

According to the 2013-14 Economic Report on Retail, Mail, and Specialty Pharmacies by Adam J. Fein, Ph.D. the US pharmaceutical industry is a $330 billion industry consisting of over 65,000 pharmacy facilities and over 700 DEA-registered and 1,500 State-licensed suppliers. There are very few platforms currently in place to bring these participants together to share market knowledge, product pricing transparency and product availability. According to this, the pharmaceutical market is comprised primarily of three wholesalers that control an estimated approximately 92% of the market. Our management believes that this concentration has, over the years, led to a lack of price and cost transparency, thereby resulting in severe limitations on the purchasing choices of industry participants. These market dynamics have enabled these large wholesalers (McKesson, Cardinal Health and AmerisourceBergen), known as ADR distributors, to dominate the industry with respect to both generic and brand pharmaceuticals. The increasing concentration of generic medications (ANDA or Abbreviated New Drug Application), however, with many more expected to go to market in the near future (approximately $80 billion branded medications will lose their patent protection within the next ten years), have enabled smaller suppliers access to an increasing number of medications at highly discounted prices. In essence, the market is slowly changing towards one where medications will become a commoditized and trade influenced by price rather than the business relationships imposed upon the dominant participants of the past.

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

Our RxGuru application was launched in the first quarter of 2014 and complements Trxade.com’s efforts of delivering timely information at time of purchase. Our industry leading price prediction model “RxGuru” integrates product shortage insight into pharmacy acquisition benchmarks (“PAC”) to ascertain trends and pricing variances that result in significant purchasing opportunities. “RX Guru” helps to predicts prices and affords our members an opportunity to continuously benefit from real price purchasing opportunities that are often concealed from the rest of the industry.

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

Westminster Pharmaceuticals, our private label pharmaceutical distributer, launched a strategic expansion. In late 2015 and early 2016 Westminster entered into multiple supply agreements with wholesale manufacturers of generic pharmaceuticals to begin selling Westminster private label generic pharmaceuticals to our customers. Westminster has a licensed storage and distribution facility in Olive Branch, MS. Revenue is currently being generated from the sale of private label products owned by Westminster.

Competitive business conditions, the issuer’s competitive position in the industry, and methods of competition.

We expect to face competition from the three large ADR distributors (McKesson, Cardinal Health & AmerisourceBergen), other pharmaceutical distributors, buying groups, software products, and other start-up companies. Most of these operations have substantially greater financial and manufacturer backed resources, longer operating histories, greater name recognition and more established relationships in the industry.

Other Start-up Companies. We have identified a limited number of start-ups that provide pharmacy-to-pharmacy retail wholesaling for their overstock pharmaceuticals. In addition, some start-ups provide for a supplier-pharmacy trading such as PharmaBid, RxCherrypick, PharmSaver and GenericBid, and provide web-based services similar to ours, allowing pharmacies to buy from several suppliers. Trxade differentiates itself from these exchanges by providing our pharmacies with both brand and generic pharmaceutical products.

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

Trxade is a web-based technology platform. Because we are not a manufacturing company, we don’t need any raw materials. Our module on the platform is supplier-to-pharmacy trade. We bring buyers and sellers together on this platform. Our suppliers include Bellco Generics, Independent Pharmacy Cooperative (IPC) and Bonita Pharmaceuticals.

Dependence on one or a few major customers.

As of the date of this Form 10-K, we have over 5,000 pharmacies and over 15 pharmaceutical suppliers as customers, with a market potential of approximately 24,000 independent pharmacies and 1,500 regional and local suppliers. We have a working relationship with over 15 wholesalers and the nation’s largest buying group. Although we feel those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the wholesalers decided no longer to do business with Trxade, the resulting supplier void would materially and adversely affect our competitiveness in the marketplace.

Intellectual Property

Although we believe that our name and brand are protected by common law trademark principals, other than Trxade and pending trademarks on RxGuru and our pharmaceutical pricing benchmarks PAC, we do not currently have any other registered trademarks, patents, concessions, licenses, royalty agreements, or franchises. Our business operates under proprietary software system and various trade secrets within our database, business practices and pricing model.

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

Research and Development.

During the last two fiscal years, Trxade.com, InventoryRx.com, Pharmabayonline and RxGuru have been developed as proprietary software. For the years ended December 31, 2014 and 2015, $319,443 and $239,578 respectfully was spent by the company in development activities. None of these expenses were borne directly by customers.

Cost of compliance with environmental laws.

We are not aware of any costs or effects of our compliance with environmental laws.

Employees

Currently, we have 48 employees. We also utilize numerous outside consultants.

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

We have a limited operating history and expect to continue to incur losses for an indeterminate period of times

We were incorporated in Delaware in 2005 and have never been profitable. Our current business model has been in development since 2010 under a predecessor entity. As a result, we have a limited operating history upon which an evaluation of our performance can be made. Revenues generated from the Company’s business operations for the years ending December 31, 2013, 2014 and 2015 were $955,881, $1,496,183 and $4,992,203, respectively. We incurred operating losses for the years ending December 31, 2013, 2014 and 2015 of ($2,084,004), ($2,016,853) and ($1,117,183), respectively. We expect to incur further losses in the foreseeable future due to the significant costs associated with our business development, including costs associated with maintaining compliance under SEC reporting standards. We cannot assure you that our operations will ever generate sufficient revenues to fund our continuing operations or to fully implement our business plan, that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period.

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

The Company expects to compete with the three large ADR distributors (McKesson, Cardinal Health & AmerisourceBergen), other pharmaceutical distributors, buying groups, software products, and other start-up companies. Many of these operations have substantially greater financial and manufacturer-backed resources, longer operating histories, greater name recognition and more established relationships in the industry than our company. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may be able to control a more favorable basis in regard to pricing or other factors. Our failure to compete successfully with any of these companies would have a material adverse effect on our business and the trading price of our common stock.

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

We will need to expand our member base and/or our profit margins to attain profitability

Currently, we are paid an administrative fee of up to 6% of the buying price on the generic pharmaceuticals sold to pharmacies and up to 1% on brand pharmaceuticals that pass through our pharmaceutical exchanges. Westminster Pharmaceuticals, LLC, our wholesale company, was created to take advantage of the higher margins generally realized by wholesalers that provide fulfillment services to pharmacies. Westminster is still in the early stages of its development, requires substantial capital investment and we have not achieved profitability in this division.

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

Profitability may be further increased as a result of lower cost of goods should Westminster Pharmaceuticals, LLC build stronger relationships with manufacturers and other larger buying groups that server wholesalers/ distributors (examples include OptiSource International, Premier Wholesaler, Innovatix, LLC, etc.). On a larger scale those margins will drop depending upon the breath of products provided in the market and the sale turn rates required. Westminster Pharmaceuticals, LLC can participate and sell products in Trxade or Inventory RX without possessing a comprehensive inventory of products because those exchanges have numerous suppliers for each product. At our current rate of expenses and revenue, we must increase sales two-fold in order to breakeven. We are currently undertaking a significant effort expand our Private Label sales under Westminster, to increase our membership base through attendance at annual conferences and other strategies. Trxade has also introduced a new telemarketing system and an expanded e-mail marketing strategy based on our competitive price advantages and product shortage and price trend analysis tools.

There are inherent risks associated with our operations within the Pharmaceutical Distribution Markets

There are inherent risks involved with doing business within the pharmaceutical distribution channel, including:

•	Product Use Liability: Improperly manufactured products may prove dangerous to the end consumer.
•	Distribution Product Liability: Products may become adulterated by improper warehousing methods or modes of shipment.
•	Counterfeit Products or products with fake pedigree papers.
•	Unlicensed or unlawful participants in the distribution channel.
•	Risk with default and the assumption of credit loss.
•	Risk related to the loss of supply, or the loss of a number of suppliers.
•	Market Acceptance of our Private Label products.

Although all of our end-user agreements require our customers to indemnify us and for any and all liabilities resulting from our participation in the pharmaceutical distribution industry, we cannot assure you that the parties required to provide such indemnification will have the financial resources to do so. Additionally, although we have evaluated appropriate state statutes and federal laws pertaining to pharmaceutical distribution in an effort to diminish our risks, the Board of Pharmacy for each state is responsible for interpreting their state laws, and their interpretations may not comport with our analysis. It is also possible that any third party logistics arrangements may disrupt service, create a loss of income, or other unforeseen disruptions should the service provider experience any legal, financial or other difficulties of their own.

Regulatory changes that affect our distribution channel could harm our business

Certain states (CA, FL, NV, NM & IN) have enacted laws that prohibit lateral movement of pharmaceuticals within the distribution channel. These laws prohibit wholesalers from selling pharmaceuticals directly from or to other wholesalers where they maintain inventory. Other states may in the future enact similar laws that place restrictions in pharmaceutical trading within the Trxade platforms. At the federal level, the implementation of the track and trace legislation by 2017 requiring the use of pharmaceutical pedigree may restrict and disrupt the movement of pharmaceuticals along the supply chain should the cost of complying with this new legislation be too burdensome for smaller suppliers. In addition, some state laws utilizing the Federal Model Pharmacy Act may change or add rules that restrict pharmacy to pharmacy trading in the future. Current model act laws permit pharmacies to trade 5% of their annual inventory with other pharmacies while most state laws allow for retail pharmacies to be able to trade a product in national shortage status.

We may apply working capital and future funding to uses that ultimately do not improve our operating results or increase the value of your investment.

In general, the Company has complete discretion over the use of its working capital and any new investment capital it may in the future obtain. Because of the number and variety of factors that could determine the Company’s use of funds, there can be no assurances that such uses will not vary substantially from the Company’s current operating plan.

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

For the foreseeable future, the Company intends to pursue an aggressive growth strategy for the expansion of its operations through product development distribution and marketing. The Company’s ability to rapidly expand its operations will depend upon many factors, including the Company’s ability to work in a regulated environment, market value added products effectively to independent pharmacies, establish and maintain strategic relationships with suppliers, and obtain adequate capital resources on acceptable terms. Any restrictions on the Company’s ability to expand may have a material adverse effect on the Company’s business, results of operations, and financial condition. Accordingly, there are no assurances that the Company will be able to achieve its targets for sales growth, or that the Company’s operations will be successful or achieve anticipated operating results.

We rely on third-party contracts.

We depend on others to provide products and services to the Company. We do not manufacture pharmaceuticals and we do not sell pharmaceuticals to the end consumer. We do not control these wholesalers, suppliers and purchasers and although our arrangements with them will be terminable or of limited length, a change may be difficult to implement. At this time, we have a working relationship with over fifteen wholesalers and the nation’s largest buying group. Although we feel those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the wholesalers decided no longer to do business with us, that supplier void would materially and adversely affect our competitiveness in the marketplace.

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

A significant number of our shares are eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. As additional shares of our common stock become available for resale in the public market, the supply of our common stock will increase, which could decrease its price. Some or all of our shares of common stock may be offered from time to time in the open market pursuant to compliance with Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may sell common stock into the market.

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

The market price for our common stock is particularly volatile, given our status as a relatively unknown company with a small and thinly quoted public float, and lack of profitability, which could lead to wide fluctuations in our share price.

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

Item 1B. Unresolved Staff Comments

 None.

Item 2. Properties

Description of Property

We do not own any real property. We lease office space at: (1) 1115 Gunn Hwy, Odessa, Florida 33556 from December 1, 2014 for approximately $121,838 per year under a 3 year lease agreement, occupying approximately 9000 square feet.

Westminster Pharmaceuticals LLC has a facility in Olive Branch, MS to receive, warehouse and ship pharmaceuticals. The space is leased for approximately $38,400 per year under a monthly lease agreement, occupying approximately 5000 square feet.

We believe our current and future facilities are adequate for our current and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities.

Item 3. Legal Proceedings

In addition to the legal matters below, in the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows

On November 19, 2015, Family Medicine Pharmacy, LLC filed a class-action claim against Trxade Group, Inc. and its wholly owned subsidiary Westminster Pharmaceutical, LLC, Inc. (Family Medicine Pharmacy, LLC v. Trxade Group, Inc. and Westminster, Inc., Case No.: 1:15-CV-00590-KD-B, United States District Court, Southern District of Alabama, Mobile Division). Family Medicine has served Trxade for allegedly utilizing a “junk fax” advertising program. Family Medicine seeks statutory damages on behalf of a class of similarly situated entities throughout the United States. The litigation is in its preliminary stages, and discovery has not yet commenced. Although management denies any material liability and the propriety of class certification in this lawsuit, the litigation could have a lengthy duration, it is more likely than not that damages and/or settlement costs will be incurred, and the ultimate outcome cannot be predicted at this time.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

According to the records of our transfer agent, as of December 31, 2015, there were approximately 55 holders of record of our common stock, not including any persons who hold their stock in “street name.”

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

The following table sets forth the high and low bid price for each quarter within the fiscal years ended December 31, 2014 and 2015, as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year	Period	Bid Prices High	Bid Prices Low
2014	First Quarter	$15.00	$1.50
	Second Quarter	$3.00	$.15
	Third Quarter	$1.75	$1.35
	Fourth Quarter	$1.85	$1.25
2015	First Quarter	$1.70	$1.50
	Second Quarter	$1.75	$1.15
	Third Quarter	$1.50	$.55
	Fourth Quarter	$1.25	$.50

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

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock with $0.00001 par value per share. Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors of the Company. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.00001 par value per share, all of which 10,000,000 undesignated. In August 2014, each then outstanding share of our Series A Convertible Preferred Stock converted into one share of our common stock. The Company had no preferred shares outstanding at December 31, 2015 or as of the date of this filing.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2015, with respect to our compensation plans under which common stock is authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)

Equity compensation plans approved by stockholders (1)	1,190,000	1.06	810,000	(2)
Equity compensation plans not approved by stockholders (3)	435,000	1.00
Total	1,625,000	1.04	810,000

(1)

Consists of (i) options to purchase 820,000 shares of common stock issued and outstanding under the Trxade Group, Inc. 2014 Equity Incentive Plan, (ii) options to purchase 370,000 shares of common stock issued and outstanding under the Trxade Group, Inc. 2013 Equity Incentive Plan.

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

Stock Transfer Agent

Our Stock Transfer Agent is Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

Recent Sales of Unregistered Securities

During the past year, we issued and sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

A convertible promissory note purchase agreement was executed in the amount of $1,500,000 in October 2015, with the principal delivered in three tranches. Funding of $450,000 was completed for the first tranche of the loan in October 2015. The second tranche of $500,000 was completed in December 31, 2015 and the third tranche remains pending, the term of the notes are three years. Interest payments are based on a profit percentage of specific operations of the company’s wholesale distribution division, Westminster Pharmaceuticals, LLC, payable each quarter. Prior to maturity the notes may be converted for shares of our common stock at a conversion price of $2.50 per share. In further consideration of the convertible promissory note, the holder of the note was granted security purchase warrants at one common stock for every $3.00 of the note amount. These included warrants to purchase 160,000 and 166,666 shares of common stock on October 2015 and December 31, 2015, respectively. All warrants were issued at a strike price of $0.01, with an expiration date of five years from date of issuance. The proceeds from these convertible notes were used for general working capital purposes and to fund the Westminster Pharmaceuticals, LLC division.

Convertible promissory notes were issued in the aggregate amount of $200,000 in April and May 2015. The term of these notes are one year. Simple interest of 10% is payable at the maturity date of the note. Prior to maturity the notes may be converted for common stock at a conversion price of $1.50. The holders of the notes were also granted warrants to purchase one share of common stock for every $4.00 of the note amount, for a total of 50,000 warrants, which were issued at a strike price of $1.50 and an expiration date of five years from date of issuance.

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

Repurchase of Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2015.

Item 6. Selected Financial Data

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•

Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•

Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

•

Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2015 and 2014.

•

Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this report. The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, particularly under “Part I, Item 1A. Risk Factors,” and in other reports we file with the SEC. All references to years relate to the calendar year ended December 31 of the particular year. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report.

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

We began operations under Trxade Nevada in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide enhanced pricing transparency, purchasing capabilities and other value added services on a single platform to focus on serving the nation’s approximately 24,000 independent pharmacies with an annual purchasing power of $96 billion. Our national supplier partners are able to fulfill orders on our platform immediately and provide the pharmacy with cost saving payment terms and next day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). Important additions to this platform further include the generation of pharmacy to pharmacy trading capabilities to help independents with their overstocked inventories in a more organized manner. We expanded rapidly in 2015 and now have over 5,000 registered pharmacy members purchasing on our platform.

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

Additionally, we built and, in February 2014, launched, a new desktop application, named RxGuru, to bring product information on a just in time basis to our member base. Our pharmacy members should benefit from this application by gaining advanced data analytics at point of purchase and patient care. RxGuru has been upgraded to continue the benefit to the pharmacies.

Lastly, in 2015Westminster Pharmaceuticals, LLC, our wholly-owned subsidiary and distribution division launched its private label pharmaceutical product program, and has entered into various supply contracts with pharmaceutical manufactures to supply Westminster with generic pharmaceutical products on a private label basis to sell to our customers. In connection with this expansion, Westminster and received significant funding in late 2015 and early 2016.

Company Organization

Trxade Group, Inc. (“Company”) owns 100% of Trxade, Inc., Westminster Pharmaceutical LLC and Pinnacle Tek, Inc. The reverse subsidiary merger of Trxade, Inc. and Trxade Group, Inc. occurred in May 2013. Pinnacle Tek was merged through a subsidiary with Trxade Group, Inc. in July 2013. Westminster Pharmaceutical LLC was formed in January 2013.

Trxade, Inc. is a web based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Westminster Pharmaceutical LLC, provides US state licensed pharmacies and other buying groups with FDA approved pharmaceuticals under a private label program.

Pinnacle Tek, Inc. was the Company’s wholly-owned technology consulting division. This division is no longer active and has no material impact on the Company’s operation results.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $860,132 at December 31, 2015. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	December 31, 2015	December 31, 2014

Cash and cash equivalents	$860,132	$705,602
Current assets (excluding cash and cash equivalents)	1,167,538	512,714
Current liabilities (excluding short term debt)	652,962	553,677
Short term debt	399,303	-
Working Capital	975,405	664,639

Our principal sources of liquidity have been cash provided by operations, equity capital and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses, inventory purchases and private label distribution agreements. We anticipate these uses will continue to be our principal uses of cash in the future.

The increase in our current assets was primarily due to a $950,000 in convertible long term debt, $200,000 in convertible short term debt and $250,000 in short term notes. Accounts receivable and prepaid assets increased by $149,075 and $143,685 respectfully.

Current liabilities increase is primarily due to an increase in accounts payable by $61,992 and accrued liabilities of $122,108. The accrued liabilities increase is primarily accrued management wages from executive employment contracts. In 2015, we funded our operations through cash-flow, short term debt issuance of $450,000 together with warrants to purchase 50,000 shares of common stock. During November and December we sold $950,000 in convertible securities together with warrants to purchase 326,667 shares of common stock. For additional discussion of our various debt arrangements see Note 5. Notes Payable of the Notes to Consolidated Financial Statements in Part IV of this Form 10-K.

Liquidity Outlook

Cash Requirements

Our primary objectives for 2016 are to continue the development of the Trxade Platform and increase our client base and operational revenue. Additional funds will be needed to continue to expand our platform and customer base, and cover general and administrative expense. We expect to pursue raising capital to fund our operations and provide personnel to expand operations and required working capital. Through these efforts, management believe the Company will be able to obtain the liquidity necessary to fund company operations for the foreseeable future, however there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
Cost of Sales (1)	$5,300,000
General and administrative (2)	$2,400,000
Total	$7,700,000

(1)

Includes the cost of drugs for Westminster Pharmaceuticals, LLC and consulting expenses for Pinnacle Tek.

(2)

Includes wages and payroll, legal and accounting, marketing, rent and web development.

Since inception, we have funded our operations primarily through debt and equity capital raises and operational revenue. From March to July 2014 we sold 375,000 shares of Series A Preferred Stock to investors in connection with the private placement of our Series A Preferred Stock at $1.00 per share for total proceeds of $375,000. From September 2014 to December 2014 we sold 800,000 shares of the Company's common stock to investors in connection with a private placement, together with warrants to purchase 200,000 shares of common stock. The aggregate cash purchase price of the common stock and warrants was $1,200,000.

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

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2015 and 2014:

	Fiscal Year Ended
	December 31,	December 31,
	2015	2014
	($)	($)
Net cash provided by (used in):
Operating activities	(1,202,137)	(1,064,575)
Investing activities	-	-
Financing activities	1,356,667	1,685,860
Net increase (decrease) in cash and cash equivalents	154,530	621,285

Cash used in operating activities for the fiscal year ended December 31, 2014 was $1,202,137. This is an increase of $137,562 from same period in 2014 and was due to increased staffing as the Company transitioned to its operational phase, continuing IT development of the Company’s web platform and professional fees.

There were no investing activities.

Financing activities in 2014 included proceeds from short term related party debt of $52,250 and repayments of $105,639; Short-term debt and repayment of $10,000; proceeds of issuance of Preferred Stock of $535,000 and proceeds of issuance of common stock of $1,204,250.

Financing activities in 2015 included proceeds from short term debt of $405,000; proceeds from exercise of warrants of $1,667; and proceeds of issuance of Convertible Preferred Stock of $950,000.

Results of Operations

Fiscal Year Ended December 31, 2015 Compared To Fiscal Year Ended December 31, 2014

	Fiscal Year ending December 30, 2015 ($)	Fiscal Year ended December 31, 2014 ($)
Revenues	4,992,203	1,496,227
Cost of Sales	1,928,067	440,047
Gross Profit	3,064,136	1,056,180
Operating expenses:
General and Administrative	3,696,067	2,113,033
Warrants and Options Expense	355,116	374,619
Total Operating Expenses	4,051,183	2,487,652
Loss from operations	(987,047)	(1,431,472)
Loss on debt conversion	-	576,417
Interest Expense	130,136	4,154
Net loss	(1,117,183)	(2,012,043)

Substantially all of our revenues during the years ended December 31, 2015, and 2014 were from platform revenue and pharmaceutical distribution. Revenues increased for the Fiscal Year ended December 31, 2015 to $4,992,203 compared to $1,496,227 for the comparable period in 2014. This increase was attributable to fee income from our web-based platform and wholesale distribution. Our sales department has continued to add customers in 2015 through direct marketing and customer training.

Cost of sales consists primarily of pharmaceutical wholesale distribution. Cost of sales increased for the Fiscal Year ended December 31, 2015 to $1,928,067 compared to $440,047 comparable period in 2014. This increase was primarily attributable to an increase in revenue from the wholesale distribution which has higher cost of sales than our other revenue sources.

General and administrative expenses increased for the Fiscal Year ended December 31, 2015 to $3,696,067 compared to $2,113,033 for the comparable period in 2014. A large component of general and administrative expenses in 2015 were professional service fees, comprised of legal, accounting, financial advisory, board compensation, SEC filing, transfer agent and financing fees. The increase in general and administrative expenses was also affected by an increase in employee cash compensation expense in the 2015 period due to increased staffing as we reached our operational phase and our payroll expense was $1,869,254.

Warrant and options expense in the 2015 period represents compensation cost related to the issuance of employee stock options.

Interest expense in 2015 was as a result of $1,400,000 in debt borrowings. In February 2014, the Xcellink loan of $19,333 was converted to 600,000 shares of common stock along with $4,250 of proceeds. The shares were valued at the market price on the respective date of the transaction and the fair value of the shares was determined to be $600,000 and $576,417 was recorded as loss on conversion of debt during for the year ended December 31, 2014.

Contractual Obligations and Commitments

In addition to our long term debt obligations to our various lenders, we have certain other contractual working capital obligations, including contractual purchase obligations related to various supply contracts.

The following table summarizes our contractual obligations as of December 31, 2015:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3 - 5 years	More than 5 years

Short and Long-term debt obligations	$1,400,000	450,000	950,000	-	-

Operating lease obligations	271,666	121,838	149,828	-	-

Purchase Obligations (1)	38,395	38,395	-	-	-

Total Contractual obligations	$1,710,061	610,233	1,099,828	-	-

(1)These include purchase commitments under outstanding supply agreements.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2015.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TRXADE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Trxade Group, Inc.

Odessa, Florida

We have audited the accompanying consolidated balance sheets of Trxade Group, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trxade Group, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the related results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malone−bailey.com

Houston, Texas

March 28, 2016

Trxade Group, Inc.

Consolidated Balance Sheets

December 31, 2015 and 2014

	2015	2014
Assets
Current Assets
Cash	$860,132	$705,602
Accounts Receivable, net	498,100	349,025
Inventory, net	284,718	46,429
Prepaid Assets	201,361	57,676
Other Assets	183,359	59,584
Total Current Assets	2,027,670	1,218,316

Property and Equipment (net)	-	3,802
Total Assets	$2,027,670	$1,222,118

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$356,159	$291,059
Accrued Liabilities	296,803	175,786
Other Liabilities	-	64,264
Notes Payable net of $15,000 and $ - discount	235,000	-
Short term Convertible Payable net of $35,697 and $ - discount	164,303	-
Deferred Income	-	22,568
Total Current Liabilities	1,052,265	553,677

Long Term Liabilities
Convertible Note net of $241,612 and $ - discount	708,388	-
Total Liabilities	$1,760,653	$553,677

Shareholders’ Equity
Series A Preferred Stock, $.00001 par value, 10,000,000 and 100,000,000 authorized; 0 and 0 issued and outstanding, as of December 31, 2015 and 2014, respectively	-	-
Common Stock, $0.00001 par value, 100,000,000 and 500,000,000 authorized; 31,435,827 and 31,269,160 issued and outstanding as of December 31, 2015 and 2014 respectively	314	312
Additional Paid-in Capital	5,915,674	5,199,917
Retained Earnings (Deficit)	(5,648,971)	(4,531,788)
Total Shareholders’ Equity	267,017	668,441
Total Liabilities and Shareholders’ Equity	$2,027,670	$1,222,118

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2015 and 2014

	Years Ended
	2015	2014

Revenues	$4,992,203	$1,496,227

Cost of Sales	1,928,067	440,047
Gross Profit	3,064,136	1,056,180

Operating Expenses
General and Administrative	4,051,183	2,487,652

Operating Loss	(987,047)	(1,431,472)

Loss on Debt Conversion	-	576,417
Interest Expense	130,136	4,154
Net Loss	$(1,117,183)	$(2,012,043)

Basic loss per Common Share	$(0.04)	$(0.07)

Diluted loss per Common Share	$(0.04)	$(0.07)

Basic weighted average number of
Common Shares outstanding	31,315,735	29,831,046

Diluted weighted average number of
Common Shares outstanding	31,315,735	29,831,046

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Changes in Shareholder's Equity (Deficit)

Years Ended December 31, 2015 and 2014

							Total
					Additional		Shareholder’s
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at
December 31, 2013	670,000	$7	28,824,160	$288	$2,650,315	$(2,519,745)	$130,865
Preferred Stock issued for Cash	375,000	3	-	-	374,997	-	375,000
Preferred Stock Conversion	(1,045,000)	(10)	1,045,000	10	-	-	-
Common Stock Issued for Note	-	-	600,000	6	599,994	-	600,000
Common Stock Issued for Cash	-	-	800,000	8	1,199,992	-	1,200,000
Options Expenses	-	-	-	-	374,619	-	374,619
Net Loss	-	-	-	-	-	(2,012,043)	(2,012,043)
December 31, 2014	-	$-	31,269,160	$312	$5,199,917	$(4,531,788)	$688,441
Warrants converted to common stock	-	-	166,667	2	1,665	-	1,667
Options Expenses	-	-	-	-	355,116	-	355,116
Beneficial conversion features and relative fair value of warrant	-	-	-	-	358,976	-	358,976
Net Loss	-	-		-	-	(1,117,183)	(1,117,183)
December 31, 2015	-	$-	31,435,827	$314	$5,915,674	$(5,648,971)	$267,017

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2015 and 2014

	2015	2014
Operating Activities:
Net Loss	$(1,117,183)	$(2,012,043)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation	3,802	4,800
Bad debt expense	23,528	11,905
Inventory allowance	16,875	-
Loss from Debt Conversion	-	576,417
Options expense	355,116	374,619
Amortization of debt discount	111,667	-
Changes in Operating assets and Liabilities:
Accounts Receivable	(172,603)	(255,067)
Prepaid Assets	(143,685)	(55,964)
Other Current Assets	(123,775)	(59,584)
Inventory	(255,164)	(3,056)
Accounts Payable	65,100	128,745
Accrued Liabilities	122,108	137,820
Other Liabilities	(65,355)	64,264
Deferred Income	(22,568)	22,568
Net Cash used in operating activities	(1,202,137)	(1,064,576)

Financing Activities:
Repayments of Short Term Debt – Related Parties	-	(105,639)
Proceeds from Short Term Debt – Related Parties	-	52,250
Repayments of Short Term Debt	-	(10,000)
Proceeds from Short Term Debt Note Payable	200,000	10,000
Proceeds from Short Term Convertible Note	205,000	-
Proceeds from Long Term Convertible Note	950,000	-
Proceeds from Issuance of Common Stock	-	1,204,250
Proceeds from Issuance of Subscription Receivable	-	160,000
Proceeds from issuance of Preferred Stock	-	375,000
Proceeds from Warrants exercise	1,667	-
Net Cash provided by financing activities	1,356,667	1,685,861

Net increase or (Decrease) in Cash	154,530	621,285
Cash at Beginning of the Year	705,602	84,317
Cash at End of Year	$860,132	$705,602

Supplemental Cash Flow Information
Cash Paid for Interest	$4,935	$4,154
Cash Paid for Income Taxes	$-	$-

Non –Cash Transactions
Beneficial conversion features and relative fair value of warrant	$358,976	$-
Shares Issued as Debt	$-	$19,333
Series A Convertible Preferred Shares converted to common stock	$-	$10

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2015 and 2014

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

Principle of Consolidation – The Company financial statements include the accounts of Trxade Group, Inc., Trxade, Inc., Westminster Pharmaceutical LLC, and Pinnacle Tek, Inc. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents – Cash in bank accounts are at risk to the extent that they exceed U.S. Federal Deposit Insurance Corporation insured amounts. All investments purchased with a maturity of three months or less are cash equivalents. Cash and cash equivalents are available on demand and are generally in excess of FDIC insurance limits.

Accounts Receivable – The Company’s receivables are from customers and are collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the year ended December 31, 2015 and 2014, $23,528 and $11,905 of bad debt expense was recognized, respectively.

Inventory - Inventories are stated at the lower of cost or market. Cost, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence. During the year ended December 31, 2015, $16,875 of inventory allowance was recognized for obsolescence items.

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

Income (loss) Per Share – Basic net loss per common share is computed by dividing net loss available to commons stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilute. At December 31, 2015 and 2014 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

The following table sets forth the computation of basic and diluted Loss per Share:

	December 31, 2015	December 31, 2014
Numerator:
Net Loss	$(1,117,183)	$(2,012,043)

Numerator for basic EPS – income (loss)
Available to common shareholders	(1,117,183)	(2,012,043)

Numerator for diluted EPS – income (loss)
Income available to common shareholders	(1,117,183)	(2,012,043)

Denominator:
Denominator for basic EPS –
Weighted average shares	31,315,735	29,831,046

Denominator for diluted EPS -
Weighted-average shares and assumed Conversions	31,315,735	29,831,046

Basic loss per common share	$(0.04)	$(0.07)

Diluted loss per common share	$(0.04)	$(0.07)

Concentration Of Credit Risks – Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp. limits. At December 31, 2015 and 2014, there was no uninsured cash. Other financial instruments include accounts payable and amounts due on notes payable, the carrying value of these instruments represent their fair value.

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

As of December 31, 2015 and 2014, the short term debt had a balance of $0 and $0, respectively.

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

The Company evaluated the embedded conversion feature within the above convertible notes under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a total debt discount of $53,546 was recorded.

The Company also uses the Black-Scholes pricing model to estimate the fair value of the warrants issued along with convertible notes on the date of grant. See assumptions employed in the calculation in Note 6. The Company accounted for relative fair value of the warrants issued and a total debt discount of $53,546 was recorded.

During 2015, debt discount of $71,396 was amortized. As of December 31, 2015, convertible note has a balance of $164,303, net of $35,697 unamortized debt discount.

Promissory Note

In May 2015, a promissory note was issued in the face amount of $250,000. The term of the note is one year. The note has an original issuance discount of $45,000, thus the cash proceeds from the promissory note is $205,000.

During 2015, debt discount of $30,000 was amortized. As of December 31, 2015, promissory note has a balance of $235,000, net of $15,000 unamortized debt discount.

Related Party Debt

In August 2013 the company entered into a loan of $17,000 with Annapurna Gundlapalli, a related party. The loan matured at December 31, 2013 and carried 0% interest rate. The loan was repaid in February 2014.

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

As of December 31, 2015 and 2014, the short term debt - related parties had a balance of $0 and $0, respectively.

NOTE 4 – LONG TERM DEBT

Convertible Promissory Note

Convertible promissory notes were issued in the aggregate amount of $950,000 in November and December 2015. The term of the notes are three years. Interest rate is a “Royalty Payment” which consists of a percentage of net Profit of certain transactions, payable within 45 days of the end of each quarter. Prior to maturity the notes may be converted for common stock at a conversion price of $2.50. The holders of the notes were granted warrants at one common stock for $3.00 of the note amount, 316,667 warrants were issued at a strike price of $0.01 with an expiration date of five years from date of issuance. An additional 10,000 warrants were issued under the same terms.

The Company evaluated the embedded conversion feature within the above convertible notes under ASC 815-15 and ASC 815 40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a total debt discount of $0 was recorded.

The Company also uses the Black-Scholes pricing model to estimate the fair value of the warrants issued along with convertible notes on the date of grant. See assumptions employed in the calculation in Note 6. The Company accounted for relative fair value of the warrants issued and a total debt discount of $251,883 was recorded.

During 2015 debt discount of $10,271 was amortized. As of December 2015, convertible note has a balance of $708,388, net of $241,612 unamortized debt discount.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

2015

In November 166,667 warrants were exercised for common stock at $0.01 per share for total proceed of $1,667.

NOTE 6 - WARRANTS

From September through December 2014, 200,000 warrants were issued along with common stock (see Note 5).

From April to May 2015, 50,000 warrants were issued along with convertible debt. In November and December 326,667 warrants were issued along with convertible debt. See Note 3.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during the years ended December 31, 2015:

2015

Expected dividend yield	0%
Weighted-average expected volatility	200%
Weighted-average risk-free interest rate	0.48%
Expected life of warrants	5 years

The Company’s outstanding and exercisable warrants as of December 31, 2014 and 2015 are presented below:

	Number	Weighted Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value

Warrants Outstanding as of December 31, 2013	435,000	$1.00	4.86	$-

Warrants Granted	200,000	$0.01	5.00	-
Warrants Forfeited	-	-	-	-

Warrants Outstanding as of December 31, 2014	635,000	$0.69	4.15	$515,500

Warrants Granted	375,667	$0.21	5.00	-
Warrants Forfeited	-	-	-	-
Warrants Exercised	(166,667)	$0.01	-	-

Warrants Outstanding as of December 31, 2015	845,000	$0.61	3.77	$435,900

NOTE 7 - OPTIONS

The company maintains a stock option plan under which certain employees and management are awarded option grants based on a combination of performance and tenure. All options may be exercised for a period up to four ½ years following the grant date, after which they expire. Options are vested up to 5 years from the grant date. The Board has authorized the use of 2,000,000 shares for option grants.

Stock Options were granted during 2015 and 2014 to employees totaling, 740,000 and 450,000 respectfully. These options vest in up to 5 years and are granted with an exercise price of between $.75 - $1.60 and the expiration date up to five years after the last vesting period. The last ones expire December 2025.

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

Under the Black-Scholes option price model, fair value of the option granted is estimated at $1,013,620 at December 31, 2015.

During the year ended December 31, 2015, 420,000 options were forfeited due to employee resignation. The options were not vested and the option expense reversed was $92,176. During the year ended December 31, 2015, another 20,000 options expired.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the Years Ended December 31, 2015 and 2014:

2015 and 2014

Expected dividend yield	0%
Weighted-average expected volatility	200%
Weighted-average risk-free interest rate	0.48% - 1.75%
Expected life of options	5 years

Total compensation cost related to stock options was $355,116 and $374,619 for the years ended December 31, 2015 and 2014. As of December 31, 2015, there was $440,753 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 6.20 years. The following table represents stock option activity as of and for the two years ended December 31, 2015:

		Weighted
	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life in Years	Value

Outstanding at December 31, 2013	450,000	1.00	4.16
Exercisable at December 31, 2013	-	-	-	-

Forfeited	-
Granted	450,000	-
Exercised	-	-

Outstanding at December 31, 2014	900,000	1.00	3.41	-
Exercisable at December 31, 2014	112,500	1.00	3.16	$56,250

Forfeited	(420,000)	1.37	6.68	-
Granted	740,000	1.32	9.34	-
Expired	(20,000)	1.00	2.08	-

Outstanding at December 31, 2015	1,200,000	1.07	5.19	-
Exercisable at December 31, 2015	332,000	1.04	3.34	$28,000

NOTE 8 – INCOME TAXES

At December 31, 2015 and 2014 deferred tax assets consist of the following:

	December 31, 2015	December 31, 2014
Federal loss carry forwards	$990,169	$743,828
Less: valuation allowance	(990,169)	(743,828)
	$-	$-

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

The estimated net operating loss carry forwards of approximately $2,829,054 begin to expire in 2033 for both federal and state purposes.

NOTE 9 – RELATED PARTIES

Trxade Group, Inc. owed management wages to Mr. Prashant Patel and Mr. Suren Ajjarapu at December 31, 2015 and 2014 of $137,472 and $104,655, respectively.

Rental payments were made to Sansur Associates in December 31, 2015 and 2014 of $1,000 and $14,970, respectively.

NOTE 10 – Commitments and Contingencies

The Company leases its premises in Odessa, Florida under an operating lease that expires in 2018. Future minimum rental payments under these non-cancelable operating leases as of December 31, 2015 are:

2016	$121,838
2017	$128,424
2018	$21,404

Total	$271,666

In November 2015, Family Medicine Pharmacy, LLC filed a class-action claim against Trxade Group, Inc. and its wholly owned subsidiary Westminster Pharmaceutical, LLC, Inc. Family Medicine has served Trxade for allegedly utilizing a “junk fax” advertising program. Family Medicine seeks statutory damages on behalf of a class of similarly situated entities throughout the United States. The litigation is in its preliminary stages, and discovery has not yet commenced. Although management denies any material liability and the propriety of class certification in this lawsuit, the litigation could have a lengthy duration, it is more likely than not that damages and/or settlement costs will be incurred but cannot be determined at this time. Therefore under ASC 450 “loss contingencies”, no accrual is recorded as of December 31, 2015.

NOTE 11 – SEGMENT REPORTING

The Company classifies its business interests into reportable segments which are Trxade and Westminster.

Year Ended December 31, 2015	Trxade	Westminster
Revenue	$2,745,589	$2,079,678
Segment Assets	$434,413	$1,503,522
Segment Profit/Loss	$292,438	$(1,341,046)

Year Ended December 31, 2014	Trxade	Westminster
Revenue	$974,049	$191,241
Segment Assets	$327,028	$137,326
Segment Profit/Loss	$(1,571,108)	$(331,961)

Corporate Overhead was allocated based on revenue, the amount was $ (1,138,558) and $(1,544,545) in years ending 2015 and 2014, respectfully.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2015, that our disclosure controls and procedures were not effective.

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

•

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, management believes that the Company’s internal controls over financial reporting were not effective as of December 31, 2015. Specifically, management’s evaluation was based on the following material weakness which existed of December 31, 2015:

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

During the year December 31, 2015, we reevaluated our most recent assessment of internal controls and concluded that that our internal controls were still not effective. The Company has recently engaged additional accounting support to provide more resources and expand the technical accounting knowledge.

Changes in Internal Control Over Financial Reporting

As an early stage company, we continue to develop our internal control systems. We continue to seek additional financial reporting and accounting experience and expertise. Except as otherwise discussed above, there were no changes in our internal controls over financial reporting during the year ended December 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 9B. Other Information

Amendment of Executive Employment Agreement.

On March 22, 2016, after approval by the Compensation Committee of the Board of Directors, the Company amended Mr. Ajjarapu’s executive employment agreement and increased Mr. Ajjarapu’s annual salary as CEO of the Company from $100,000 to $165,000 per year.  No other changes we made and this amendment is included as Exhibit 10.14 to this Annual Report on Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers as of March 28, 2016:

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

Suren Ajjarapu, Chairman of the Board, Chief Executive Officer and Secretary.

Mr Ajjarapu has served as our Chairman of the Board, Chief Executive Officer and Secretary since our acquisition of Trxade Nevada on January 8, 2014, and as the Chairman of the Board, Chief Executive Officer and Secretary of Trxade Nevada since its inception. Mr. Ajjarapu was a Founder, CEO and Chairman of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwest, United States, from 2009 to 2012. Mr. Ajjarapu was a Founder, President and Director of Aemetis, Inc., a biofuels company (AMTX.OB) and a Founder, Chairman and Chief Executive Officer of International Biofuels, a subsidiary of Aemetis, Inc., from 2006 to 2009. Mr. Ajjarapu was Co-Founder, COO, and Director Global Information Technology, Inc., an IT outsourcing and systems design company, headquartered in Tampa, Florida with major operations in India from 1995 to 2006. Mr. Ajjarapu acts as a non-Executive Director for AIM-listed company Nandan Clean Tec Plc. (Ticker: NAND), a backward integrated Biofuels company. Mr. Ajjarapu holds an MS in Environmental engineering from South Dakota State University, Brookings, South Dakota, and an MBA from the University of South Florida, specializing in International Finance and Management. Mr. Ajjarapu is also a graduate of the Venture Capital and Private Equity program at Harvard University. Our Board of Directors believes that Mr. Ajjarapu’s history with our company, from both an operational standpoint and that of a member of management, are vital to the Board’s collective knowledge of our day-to-day operations.

Prashant Patel, Director, President and Chief Operating Officer

Mr. Patel has served as our full-time President and COO, and as a director since our acquisition of Trxade Nevada on January 8, 2014, and as the COO and President and as a director of Trxade Nevada since its inception. . Mr. Patel is a registered pharmacist and pharmaceutical consultant with over ten years of experience in retail pharmacy and pharmaceutical logistics and the founder of several pharmacies in the Tampa Bay area, in Florida. Mr. Patel has been a President and Member of the Board of Trxade since August 2010. Since October 2008, Mr. Patel has been Managing Member of the APAA LLC, a pharmacy. Since April 2007, Mr. Patel has been a Vice President of Holiday Pharmacy, Inc., a pharmacy. Mr Patel graduated from Nottingham University School of Pharmacy and practiced in the UK before obtaining his masters in Transport, Trade and Finance from Cass Business School, City University, UK. Our Board of Directors believes that Mr. Patel’s history with our company, from both an operational standpoint and that of a member of management, are vital to the Board’s collective knowledge of our day-to-day operations.

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

Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended December 31, 2015, all of the Reporting Persons complied with all applicable Section 16 filing requirements on a timely basis.

Item 11. Executive Compensation

The following table sets forth the compensation for the fiscal years ended December 31, 2015 and 2014 for services rendered to us (including our subsidiary, Trxade, Inc.) by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Suren Ajjarapu
Chairman of the Board,	2014	$100,000 (1)	-	-	-	-	-	-	$100,000
Chief Executive Officer, and Director	2015	$100,000 (1)	-	-	-	-	-	-	$100,000

Prashant Patel
Chief Operating Officer,	2014	$125,000 (2)	-	-	-	-	-	-	$125,000
President and Director	2015	$125,000 (2)	-	-	-	-	-	-	$125,000

Howard A. Doss	2014	$28,352 (3)	-	-	$277,656 (4)	-	-	-	$306,008
Chief Financial Officer	2015	$52,500(3)	-	-	-	-	-	-	$52,500

(1)

The amount shown reflects compensation under an at will employment agreement with the Company.

(2)

The amount shown reflects compensation under an at will employment agreement with the Company.

(3)

The amount shown reflects compensation under a consulting agreement with the Company.

(4)

This represents a stock option to purchase 300,000 shares of our common stock granted in January 2014, and valued per FASB ASC 718. The stock option will vest and become exercisable in four equal installments of 75,000 shares on January 20 of each year commencing on January 20, 2015.

Employment and Consulting Agreements

All of our named executives are at-will employees or consultants. The Company has entered in an at-will employment agreement with Mr. Ajjarapu, with annual salary of $100,000 and a possible $50,000 performance bonus; and Mr. Ajjarapu’s annual salary was increased on April 22, 2016 to $165,000, with the possible performance bonus remaining the same at $50,000.  This amendment is included as Exhibit 10.14 to this Annual Report on Form 10-K.  The Company entered in an at-will employment agreement with Mr. Patel, with annual salary of $125,000 and a possible $50,000 performance bonus. The Company has an hourly rate consulting arrangement with Mr. Doss. The Company has also entered into indemnification agreements with its officers and directors. The annual bonus payable to each of Mr. Ajjarapu and Mr. Patel is based upon executive’s performance and the Company’s attainment of objectives established by the Board of Directors or Compensation Committee of the Board. With respect to any subjective milestones, the determination of whether executive has attained the mutually agreed upon milestones for the bonus shall be reasonably determined by the Board or the Compensation Committee.

Compensation of the Board of Directors

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a director of Trxade Group, Inc. for some portion or all of 2015 and 2014. Other than as set forth in the table and described more fully below, Trxade Group, Inc. did not pay any fees, made any equity or non-equity awards, or paid any other compensation, to its non-employee directors. All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation above.

Name	Fees Earned or paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
2014
Donald Fell	$1,000	-	-	-	$1,000
Charles Pope	$1,000	-	$94,528 (2)	-	$95,528
Donald Almeida	$500	-	- (3)	-	$500
2015
Donald Fell	$3,750	-	-	-	$3,750
Fernando Sanchez	$3,750	-	$75,000 (1)	-	$78,750

(1)

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

Non-employee directors are paid $5,000 for board responsibilities. The Company has also entered into an indemnification agreement with Messrs. Fell and Sanchez.

Outstanding Option Equity Awards at 2015 Fiscal Year End

The following table sets forth information as of December 31, 2015 concerning unexercised options, unvested stock and equity incentive plan awards for each of the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2015

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard A. Doss, Chief Financial Officer	1/20/2014	--	300,000(1)	--	1.00	1/1/2024	---	---	---	---

(1)

Vesting is 25% of the total number of shares on the one year anniversary of the vesting commencement date of 1/20/2014 and 25% shall vest on each one year anniversary.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our securities as of March 28, 2016 by (i) each of our named executive officers and directors; (ii) each person known to us who owns beneficially more than 5% of any class of our outstanding equity securities; and (iii) all of our executive officers and directors as a group. The number of shares and the percentage of shares beneficially owned by each such person or group, as set forth below, include shares of common stock that such person or group had the right to acquire on or within sixty days after March 18, 2016 pursuant to the exercise of vested and exercisable options or warrants. References to options or warrants in the footnotes to the table below include only options or warrants to purchase shares that were exercisable on or within sixty days after March 23, 2016.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Beneficially Owned (3)

Directors and Named Executive Officers:
Suren Ajjarapu, Chairman, CEO (4)	14,150,000	45.0%
Prashant Patel, Director, COO, and President (5)	12,250,000	38.9%
Donald G Fell, Director (6)	50,000	*
Howard Doss, CFO (7)	150,000	*
Fernando V. Sanchez, Director	-	-

All executive officers and directors as a Group (five persons)	26,600,000	84.6%
Greater than 5% Stockholders

* Less than one 1%

(1)

Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Trxade Group, Inc., 1115 Gunn Hwy, Odessa, Florida, 33556.

(2)

Based on 31,435,827 shares of Common Stock outstanding on December 31, 2015. Does not include shares issuable upon exercise of (i) 1,190,000 stock options currently outstanding, (ii) warrants to purchase 845,000 shares of Common Stock, (iii) 810,000 shares which are reserved for the Company’s 2014 Equity Incentive Plan, none of which shares are issuable within 60 days of the date set forth above, or (iv) stock issuable upon the conversion of outstanding promissory notes, including up to 133,333 shares of Common Stock which may issuable upon the conversion of $200,000 of promissory notes due April 2016, and 380,000 shares of Common Stock which may be issuable upon the conversion of $950,000 of promissory notes due in October 2018.

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

(6)

Includes 50,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the applicable date above.

(7)

Includes 150,000 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the applicable date above.

There are no current arrangements among any of the foregoing persons which would result in a change in control.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,035,000	$.87	810,000
Equity compensation plans not approved by security holders	-	-	-
Total	2,035,000	$.87	810,000

The equity compensation plans approved by the Company's security holders are the 2014 Equity Incentive Plan (“2014 Stock Plan”) of Trxade Group, Inc., Delaware corporation, and the 2013 Equity Incentive Plan of Trxade Group, Inc., a Nevada corporation and predecessor in interest to Trxade Group, Inc., a Delaware corporation. The above listed equity compensation plans were adopted as of December 31, 2015, with the approval of security holders.

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

Plan Limit. The Company has reserved 2,000,000 Common Shares for issuance under the 2014 Stock Plan. The 2014 Stock Plan had 810,000 remaining shares reserved for issuance as of March 28, 2016.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

All of our executives are at-will employees or consultants. Each of Messrs. Ajjarapu and Patel are parties to an at-will executive employment agreement.  Mr. Ajjarapu’s executive employment agreement was amended on April 22, 2016 to include an annual salary increase, and this amendment is included as Exhibit 10.14 to this Annual Report on Form 10-K. The Company has also entered into indemnification agreements with its officers and directors.

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

During the Fiscal Year ended December 31, 2015, there have been no other transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last completed fiscal years and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

Aggregate fees billed to us by MaloneBailey, LLP with respect to our 2015 and 2014 fiscal years were as follows:

	2015	2014
Audit Fees	$35,000	$25,000
All Other Fees	15,000	7,500
Total	$50,000	$32,500

Aggregate fees billed to us by Thomas Craig & Co. with respect to our 2015 and 2014 years were as follows:

	2015	2014
Tax Fees	$8,500	$8,500
All Other Fees	--	--
Total	$8,500	$8,500

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
3.1

Second Amended and Restated Certificate of Incorporation of Trxade Group, Inc. (incorporated by reference as Appendix A to the Schedule 14C Information Statement of Trxade Group, Inc., File No. 000-55218, filed on May 18, 2015).

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

10.3	2014 Equity Incentive Plan of Trxade Group, Inc. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 of Trxade Group, Inc., File No. 000-55218, filed on June 6, 2014).*
10.4

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

10.9

Note Purchase Agreement with Westminster Pharmaceuticals, LLC (wholly-owned subsidiary of Trxade Group, Inc.) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed on October 27, 2015.

10.12

Form of Note with Westminster Pharmaceuticals, LLC (wholly-owned subsidiary of Trxade Group, Inc.) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed on October 27, 2015.

10.13

Warrant Agreement with Westminster Pharmaceuticals, LLC (wholly-owned subsidiary of Trxade Group, Inc.) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed on October 27, 2015.

10.13

Warrant Agreement with Westminster Pharmaceuticals, LLC (wholly-owned subsidiary of Trxade Group, Inc.) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed on October 27, 2015.

10.14	Amendment to Ajjarapu Executive Employment Agreement* (filed herewith)
14.1	Code of Ethics of Trxade Group, Inc. (incorporated by reference as Exhibit 14.1 to the Annual Report on Form 10-K of Trxade Group, Inc., File No. 000-55218, filed on March 23, 2015
21.1	List of subsidiaries of Trxade Group, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Annual Report on Form 10-K of Trxade Group, Inc. for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2015, and 2014; (2) Consolidated Statements of Operations for the years ended December 31, 2015 and 2014; (3) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2015 and 2014; (4) Consolidated Statements of Cash Flows for years ended December 31, 2015 and 2014; and (5) Notes to Condensed Financial Statements.**

____________

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

Date: March 28, 2016

Suren Ajjarapu,

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Suren Ajjarapu	Chairman of the Board and Chief Executive Officer	March 28, 2016
Suren Ajjarapu	(Principal Executive Officer)

/s/ Prashant Patel	Chief Operating Officer, President and Director	March 28, 2016
Prashant Patel

/s/ Howard A. Doss	Chief Financial Officer (Principal Financial	March 28, 2016
Howard Doss	Officer and Principal Accounting Officer)

/s/ Fernando Sanchez	Director	March 28, 2016
Fernando Sanchez

/s/ Donald G Fell	Director	March 28, 2016
Donald G Fell