Form 10-Q
period 2016-03-31
TRXADE GROUP, INC.
filed 2016-04-20
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016

OR

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from      to

Commission File Number: 000-55218

TRXADE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1115 Gunn Hwy, Suite 202
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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2016

Common Stock, $0.00001 par value per share	31,435,827 shares

TRXADE GROUP, INC.
FORM 10-Q
For the Quarter Ended March 31, 2016

INDEX

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.
Consolidated Balance Sheets
March 31, 2016 and December 31, 2015
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash	$508,279	$860,132
Accounts Receivable, net	452,141	498,100
Inventory, net	475,862	284,718
Prepaid Assets	220,095	201,361
Other Assets	167,509	183,359
Total Current Assets	1,823,886	2,027,670

Total Assets	$1,823,886	$2,027,670

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$338,541	$356,159
Accrued Liabilities	396,477	296,803
Notes Payable net of $3,750 and $15,000 discount	246,250	235,000
Short term Convertible Payable net of $8,923 and $35,697 discount	191,077	164,303
Total Current Liabilities	1,172,345	1,052,265

Long Term Liabilities
Convertible Note net of $220,621 and $241,612 discount	729,379	708,388
Total Liabilities	1,901,724	1,760,653

Shareholders’ Equity
Preferred Stock, $0.00001 par value, 10,000,000 shares authorized; 0 issued and outstanding, as of March 31, 2016 and December 31, 2015, respectively	-	-
Common Stock, $0.00001 par value, 100,000,000 shares authorized; 31,435,827 and 31,435,827 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	314	314
Additional Paid-in Capital	5,943,199	5,915,674
Retained Earnings (Deficit)	(6,021,351)	(5,648,971)
Total Shareholders’ Equity (Deficit)	(77,838)	267,017
Total Liabilities and Shareholders’ Equity (Deficit)	$1,823,886	$2,027,670

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Operations
Three months ended March 31, 2016 and 2015
(unaudited)

	Three Months Ended
	2016	2015

Revenues	$1,847,151	$696,133

Cost of Sales	1,016,082	230,463
Gross Profit	831,069	465,670

Operating Expenses
General and Administrative	1,140,816	908,321

Operating Loss	(309,747)	(442,651)

Interest Expense	62,633	969

Net Loss	(372,380)	(443,620)

Basic loss per Common Share	$(.01)	(.01)

Diluted loss per Common Share	$(.01)	(.01)

Basic weighted average number of
Common Shares outstanding	31,435,827	31,269,160

Diluted weighted average number of
Common Shares outstanding	31,435,827	31,269,160

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Three months ended March 31, 2016 and 2015

(unaudited)

	2016	2015

Operating Activities:
Net Loss	$(372,380)	$(443,620)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation	-	1,200
Bad Debt Expense	711	-
Options expense	27,525	116,037
Amortization of debt discount	59,015	-
Changes in Operating assets and Liabilities:
Accounts Receivable	45,248	(1,054)
Prepaid Assets	(18,734)	(53,194)
Other Current Assets	15,850	-
Inventory	(191,144)	(104,535)
Other Assets	-	56,934
Accounts Payable	(17,618)	84,725
Accrued Liabilities	99,674	6,331
Other Liabilities	-	(10,560)
Deferred Income	-	(22,568)
Net Cash used in operating activities	(351,853)	(370,304)

Net increase or (Decrease) in Cash	(351,853)	(370,304)
Cash at Beginning of the Year	860,132	705,602
Cash at March 31, 2016 and 2015	$508,279	$335,298

Supplemental Cash Flow Information
Cash Paid for Interest	$3,618	$969
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the three months ended March 31, 2016 and 2015

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

Pinnacle Tek, Inc. is a technology consultant provider that supports the programming needs of parent company and also provides other information technology consulting services.  This subsidiary is no longer active and has no material impact on the Company’s operation results.

Income (loss) Per Share – Basic net loss per common share is computed by dividing net loss available to commons stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilute. At March 31, 2016 and March 31, 2015 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

The following table sets forth the computation of basic and diluted Loss per Share:

	Three-month	Three-month
	March 31, 2016	March 31, 2015
Numerator:
Net Loss	$(372,380)	$(443,620)

Numerator for basic EPS – income (loss)
Available to common shareholders	(372,380)	(443,620)

Numerator for diluted EPS – income (loss)
Income available to common shareholders	(372,380)	(443,620)

Denominator:

Denominator for basic EPS –
Weighted average shares	31,435,827	31,269,160

Denominator for diluted EPS -
Weighted-average shares and assumed Conversions	31,435,827	31,269,160

Basic loss per common share	$(0.01)	$(0.01)

Diluted loss per common share	$(0.01)	$(0.01)

The accompanying unaudited interim financial statements of Trxade Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10K Registration Statement.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2015 as reported in the Company’s Registration Statement on Form 10K have been omitted.

NOTE 2 – SHORT-TERM DEBT

Convertible Promissory Note

Convertible promissory notes were issued in the aggregate amount of $200,000 in April and May 2015. The term of the notes is one year. Simple interest of 10% is payable at the maturity date of the note. Prior to maturity the notes may be converted for common stock at a conversion price of $1.50. The holders of the notes were granted warrants at one common stock for $4.00 of the note amount, 50,000 warrants were issued at a strike price of $1.50 with an expiration date of five years from date of issuance.

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

During the three months ended March 31, 2016, debt discount of $26,774 was amortized. As of March 31, 2016, convertible note has a balance of $191,077, net of $8,923 unamortized debt discount.

Promissory Note

In May 2015, a promissory note was issued in the face amount of $250,000. The term of the note is one year. The note has an original issuance discount of $45,000, thus the cash proceeds from the promissory note is $205,000.

During the three months ended March 31, 2016, debt discount of $11,250 was amortized. As of March 31, 2016, promissory note has a balance of $246,250, net of $3,750 unamortized debt discount.

NOTE 3 – LONG TERM DEBT

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

During the three months ended March 31, 2016 debt discount of $20,991 was amortized. As of March 31, 2016, convertible note has a balance of $729,379, net of $220,621 unamortized debt discount.

NOTE 4 - WARRANTS

For the three-month period ended March 31, 2016, no warrants were issued, exercised or forfeited.

The Company’s outstanding and exercisable warrants as of March 31, 2016 are presented below:

	Number	Weighted Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value

Warrants Outstanding as of December 31, 2015	845,000	$0.61	3.77	$435,900

Warrants Granted	-	-	-	-
Warrants Forfeited	-	-	-	-
Warrants Exercised	-		-	-

Warrants Outstanding as of March 31, 2016	845,000	$0.61	3.52	$372,300

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

For the three-month period ended March 31, 2016, no options were issued, and 52,500 options were forfeited or expired due to employee resignation.  The options were not vested and the option expense reversed was $47,370.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant.

Total compensation cost related to stock options was $27,525 for the three months ended March 31, 2016. As of March 31, 2016, there was $322,808 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 4.0 to 5.0 years. The following table represents stock option activity as of and for the period ended March 31, 2016:

	Number of	Average	Contractual Life	Intrinsic
	Options	Exercise Price	in Years	Value

Outstanding at December 31, 2015	1,200,000	$1.07	5.19	-
Exercisable at December 31, 2015	332,000	$1.04	3.34	$28,000

Forfeited	42,500	$1.56	8.42	-
Granted	-	$-	-	-
Expired	10,000	$1.60	8.80	-

Outstanding at March 31, 2016	1,147,500	$1.00	4.57	-
Exercisable at March 31, 2016	431,500	$1.05	3.24	$13,515

NOTE 6 – SEGMENT REPORTING

The Company classifies its business interests into reportable segments which are Trxade and Westminster.

Three Months Ended March 31, 2016	Trxade	Westminster
Revenue	$641,826	$1,202,636
Segment Assets	317,565	1,398,850
Segment Profit/Loss	(41,752)	(326,112)

Three Months Ended March 31, 2015	Trxade	Westminster
Revenue	$483,527	$127,639
Segment Assets	372,661	278,604
Segment Profit/Loss	(104,427)	(323,801)

Corporate Overhead was allocated based on revenue, the amount was $(302,023) and $(257,604) for the three months ended March 31, 2016 and 2015, respectively.

NOTE 7 – CONTINGENCY

On November 19, 2015, Family Medicine Pharmacy, LLC filed a class-action claim against Trxade Group, Inc. and its wholly owned subsidiary Westminster Pharmaceutical, LLC, Inc. (Family Medicine Pharmacy, LLC v. Trxade Group, Inc. and Westminster, Inc., Case No.: 1:15-CV-00590-KD-B, United States District Court, Southern District of Alabama, Mobile Division). Family Medicine has served Trxade for allegedly utilizing a “junk fax” advertising program. Family Medicine seeks statutory damages on behalf of a class of similarly situated entities throughout the United States. The litigation is in its preliminary stages, and discovery has not yet commenced. Although management denies any material liability and the propriety of class certification in this lawsuit, the litigation could have a lengthy duration, it is more likely than not that damages and/or settlement costs will be incurred, and the ultimate outcome cannot be predicted at this time. Therefore under ASC 450”loss on contingencies”, no accrual is recorded as of March 31, 2016.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Registration Statement on Form 10 and the Company’s most recent Annual Report on Form 10-K.  The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

The following discussion is based upon our unaudited Consolidated Financial Statements included elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, specifically our most recent Annual Report on Form 10-K. All references to years relate to the calendar year ended December 31 of the particular year.

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

Lastly, in 2015 Westminster Pharmaceuticals, LLC, our wholly-owned subsidiary and distribution division launched its private label pharmaceutical product program, and has entered into various supply contracts with pharmaceutical manufactures to supply Westminster with generic pharmaceutical products on a private label basis to sell to our customers. In connection with this expansion, Westminster and received significant funding in late 2015 and early 2016.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $508,279 at March 31, 2016. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each quarterly period were as follows:

	March 31, 2016	December 31, 2015

Cash and cash equivalents	$508,279	$860,132
Current assets (excluding cash and cash equivalents)	1,315,607	1,167,538
Current liabilities (excluding short term debt)	735,018	652,962
Short term debt	437,327	399,303
Working Capital	651,541	975,405

As of March 31, 2016, we had cash and cash equivalents of approximately $508,279 and other current assets of $1,315,607.

The decrease in our current assets was primarily due to a $351,853 decrease in cash.  Inventory increased by $191,144.  Accounts receivable decreased by $45,959 and prepaid assets increased by $18,737.

The current liabilities increase is primarily due to short term debt of $437,327. Additional funds will be needed to continue to expand our platform and customer base, and cover general and administrative expense. Our principal sources of liquidity have been cash provided by operations, equity capital and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses, inventory purchases and private label distribution agreements. We anticipate these uses will continue to be our principal uses of cash in the future.

Current liabilities increase is primarily due to an increase in accrued liabilities of $99,674. The accrued liabilities increase is primarily accrued management wages from executive employment contracts.

For discussion of our various debt arrangements see Note 3 – Short-Term Debt and Related Party Debt and Note 4 – Long Term Debt of the Notes to Consolidated Financial Statements in Part IV of our Form 10-K.

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

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended
	March 31,	March 31,
	2016	2015
	($)	($)
Net cash provided by (used in):
Operating activities	(351,853)	(370,304)
Investing activities	-	-
Financing activities	-	-
Net increase (decrease) in cash and cash equivalents	(351,853)	(370,304)

Cash used in operating activities for the three months ended March 31, 2016 was $351,853. This is a decrease of $18,451 from same period in 2015 and was due to increased customers and revenue.  There were no investing activities or financing activities.

Results of Operations

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

	Three months ending	Three months ending
	March 31, 2016	March 31, 2015

Revenues	$1,847,151	$696,133
Cost of Sales	1,016,082	230,463
Gross Profit	831,069	465,670
Operating Expenses:
General and Administrative	1,113,291	792,284
Warrants and Options Expense	27,525	116,037
Total Operating Expenses	1,140,816	908,321
Loss from operations	(309,747)	(442,651)
Amortization of Debt Discount	59,015	-
Interest Expense	3,618	969
Net loss	$(372,380)	$(446,620)

Revenues increased for the three months ended March 31, 2016 to $1,847,151 compared to $696,133 for the comparable period in 2015.  This increase was attributable to an increase of fee income from our web-based platform and pharmaceuticals sales. Our sales department has continued to add customers in 2016 through direct marketing and customer training.

Cost of sales increased for the three months ended March 31, 2016 to $1,016,082 compared to $230,463 for the comparable period in 2015.  This increase was primarily attributable to an increase in revenue from the pharmaceutical sales which has higher cost of sales than our other revenue sources.

General and administrative expenses increased for the three months ended March 31, 2016 to $1,113,291 compared to $792,284 for the comparable period in 2015.  A large component of general and administrative expenses in 2016 was affected by an increase in employee cash compensation expense in the 2016 period due to increased staffing as we reached our operational phase and our payroll expense was $601,904.

Warrant and options expense in the 2016 and 2015 periods represent compensation cost related to the issuance of employee stock options.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of March 31, 2016.

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

Revenue Recognition

In general, the Company accounts for revenue recognition in accordance with ASC 605, “Revenue Recognition”.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 28, 2016.

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

XBRL (Extensible Business Language)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU

Suren Ajjarapu
Chief Executive Officer

Date: April 20, 2016

By:	/s/ HOWARD DOSS

Howard Doss
Chief Financial Officer

Date: April 20, 2016