Form 10-Q
period 2016-06-30
TRXADE GROUP, INC.
filed 2016-08-05
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2016

Common Stock, $0.00001 par value per share	31,535,827 shares

TRXADE GROUP, INC.
FORM 10-Q
For the Quarter Ended June 30, 2016

INDEX

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.
Consolidated Balance Sheets
June 30, 2016 and December 31, 2015
(unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current Assets
Cash	$319,588	$860,132
Accounts Receivable, net	373,653	498,100
Inventory, net	538,757	284,718
Prepaid Assets	203,538	201,361
Other Assets	-	183,359
Total Current Assets	1,435,536	2,027,670

Total Assets	$1,435,536	$2,027,670

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$353,067	$356,159
Accrued Liabilities	608,864	296,803
Promissory Note, net of $37,500 and $15,000 discount	212,500	235,000
Convertible Payable net of $0 and $35,697 discount	165,000	164,303
Total Current Liabilities	1,339,431	1,052,265

Long Term Liabilities
Convertible Note net of $256,273 and $241,612 discount	943,727	708,388
Total Liabilities	2,283,158	1,760,653

Shareholders’ Equity (Deficit)
Series A Preferred Stock, $.00001 par value, 10,000,000 authorized; 0 and 0 issued and outstanding, as of June 30, 2016 and December 31, 2015, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 31,535,827 and 31,435,827 shares issued and outstanding, as of June 30, 2016 and December 31, 2015, respectively	315	314
Additional Paid-in Capital	6,275,229	5,915,674
Retained Earnings (Deficit)	(7,123,166)	(5,648,971)
Total Shareholders’ Equity (Deficit)	(847,622)	267,017

Total Liabilities and Shareholders’ Equity (Deficit)	$1,435,536	$2,027,670

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Operations
Three months and six months ended June 30, 2016 and 2015
(unaudited)

	Three Months Ended		Six Months Ended
	2016	2015	2016	2015

Revenues	$1,688,990	$1,167,195	$3,536,141	$1,863,328

Cost of Sales	1,039,889	382,004	2,055,971	612,467
Gross Profit	649,101	785,191	1,480,170	1,250,861

Operating Expenses
General and Administrative	1,662,495	811,639	2,803,311	1,719,960

Operating Loss	(1,013,394)	(26,448)	(1,323,141)	(469,099)

Loss on Debt Extinguishment	37,579	-	37,579	-
Interest Expense	50,842	27,908	113,475	28,877
Net Loss	$(1,101,815)	$(54,356)	$(1,474,195)	$(497,976)

Basic loss per Common Share	$(0.04)	$(0.00)	$(0.05)	$(0.02)

Diluted loss per Common Share	$(0.04)	$(0.00)	$(0.05)	$(0.02)

Basic weighted average number of Common Shares outstanding	31,468,245	31,269,160	31,468,245	31,269,160

Diluted weighted average number of Common Shares outstanding	31,468,245	31,269,160	31,468,245	31,269,160

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2016 and 2015

(unaudited)

	2016	2015
Operating Activities:
Net Loss	$(1,474,195)	$(497,976)
Adjustments to reconcile net loss to net cash provided by
Operating activities:
Depreciation	-	2,400
Options expense	116,194	169,776
Loss on Debt Extinguishment	37,579	-
Bad Debt Expense	10,883	-
Amortization of debt discount	99,319	25,349
Changes in Operating assets and Liabilities:
Accounts Receivable	113,564	(67,781)
Prepaid Assets	(2,177)	(130,639)
Inventory	(254,039)	(375,505)
Other Assets	183,359	(26,121)
Accounts Payable	(3,092)	217,360
Accrued Liabilities	327,061	33,258
Other Liabilities	-	(23,988)
Deferred Income	-	(22,568)
Net Cash used in operating activities	(845,544)	(696,435)

Financing Activities:
Cash paid as Original Debt Discount	(45,000)	-
Proceeds from Short Term Convertible Debt	-	200,000
Repayments of Short Term Convertible Debt	(50,000)	-
Proceeds from Short Term Promissory Note	-	205,000
Proceeds from Long Term Convertible Debt	250,000	-
Proceeds from issuance of Common Stock	150,000	-
Net Cash provided by financing activities	305,000	405,000

Net increase or (Decrease) in Cash	(540,544)	(291,435)
Cash at Beginning of the Year	860,132	705,602
Cash at June 30, 2016 and 2015	$319,588	$414,167

Supplemental Cash Flow Information
Cash Paid for Interest	$9,739	$11,028
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Reclass from accrued interest to short term convertible notes	$15,000	$-
Beneficial conversion features and relative fair value of warrants	$55,783	$107,093

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
For the six months ended June 30, 2016 and 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Trxade Group, Inc. (“Company”) owns 100% of Trxade, Inc. and Westminster Pharmaceutical LLC. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in July 2013. Westminster Pharmaceutical LLC was formed in January 2013.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2015 as reported in the Company’s Registration Statement on Form 10K have been omitted Income (loss) Per Share – Basic net loss per common share is computed by dividing net loss available to commons stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilute. At June 30, 2016 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

The following table sets forth the computation of basic and diluted Loss per Share:

	Three-month	Six-month
	June 30, 2016	June 30, 2016
Numerator:
Net Loss	$(1,101,815)	$(1,474,195)

Numerator for basic EPS – income (loss)
Available to common shareholders	(1,101,815)	(1,474,195)

Numerator for diluted EPS – income (loss)
Income available to common shareholders	(1,101,815)	(1,474,195)

Denominator:

Denominator for basic EPS –
Weighted average shares	31,468,245	31,468,245

Denominator for diluted EPS -
Weighted-average shares and assumed Conversions	31,468,245	31,468,245

Basic loss per common share	$(0.04)	$(0.05)

Diluted loss per common share	$(0.04)	$(0.05)

NOTE 2 – SHORT-TERM DEBT

Convertible Promissory Note

Convertible promissory notes were issued in the aggregate amount of $200,000 in April and May 2015. The term of the notes was one year. Simple interest of 10% was payable at the maturity date of the note. Prior to maturity the notes may be converted for common stock at a conversion price of $1.50. The holders of the notes were granted warrants at one share of common stock for every $4.00 of the note principal amount, which totaled a warrant to purchase 50,000 shares of common stock. These warrants were issued at a strike price of $1.50 and an expiration date of five years from date of issuance.

In April and May 2016, $50,000 of the $200,000 in convertible promissory notes (plus $5,000 in interest) was repaid. A one-year extension was executed on the remaining notes and the interest owed, totaling $15,000 became part of the adjusted principal of notes and the balance of $165,000 is due May 2017. In connection with the one-year extension of the maturity date of the outstanding notes, the holders of the notes were granted warrants at one common stock for $4.00 of the note amount, and warrants to purchase 41,250 shares of common stock were issued at a strike price of $1.50 and an expiration date of five years from date of issuance. The amendment of the note was considered a debt extinguishment and a loss on extinguishment of debt was booked in the amount of $37,579 for the quarter ended June 30, 2016.

The Company evaluated the embedded conversion feature within the above convertible notes under ASC 815-15 and ASC 815-40 and determined that the embedded conversion feature does not meet the definition of a derivative liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a total debt discount of $53,546 was recorded in 2015 and $0 as of the date of the debt modification.

The Company also uses the Black-Scholes pricing model to estimate the fair value of the warrants issued along with convertible notes on the date of grant. The Company accounted for the relative fair value of the warrants issued and a total debt discount $53,546 was recorded in 2015.

During the six months ended June 30, 2016, a debt discount of $ $35,697 was amortized.

As of June 30, 2016, the short term convertible notes had a principal balance of $165,000 with an unamortized debt discount of $0.

Promissory Note

In May 2015, a promissory note was issued in the face amount of $250,000. The term of that note was one year. The note has an original issuance discount of $45,000, thus the cash proceeds from the promissory note is $205,000.

In May 2016, the promissory note was renewed in the face amount of $250,000 and the term was extended an additional year. The note has an original issuance discount of $45,000 and this amount was paid in cash at the renewal.

During the six months ended June 30, 2016, a debt discount of $22,500 was amortized.

As of June 30, 2016, the promissory note has a principal balance of $250,000 with an unamortized debt discount of $37,500.

NOTE 3 – LONG TERM DEBT

Convertible Promissory Note

Secured convertible promissory notes were issued in the aggregate amount of $950,000 in November and December 2015. The original term of the notes was three years. In June 2016 the note was extended to a four-year maturity for consideration of a senior secured position on the assets of the Company. Interest rate is a “Royalty Payment” which consists of a percentage of net Profit of certain transactions, payable within 45 days of the end of each quarter. Prior to maturity the notes may be converted for common stock at a conversion price of $2.50. The holders of the notes were granted a warrant to purchase 316,667 shares of common stock at a strike price of $0.01 and an expiration date of five years from date of issuance

In June 2016 an additional $250,000 was issued under the secured convertible promissory notes. The holders of the notes were granted additional warrants (under the same terms above) to purchase 83,333 shares of common stock at a strike price of $0.01.

The Company evaluated the embedded conversion feature within the above convertible notes under ASC 815-15 and ASC 815 40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a total debt discount of $0 was recorded in 2015.

The Company also uses the Black-Scholes pricing model to estimate the fair value of the warrants issued along with convertible notes on the date of grant. The Company accounted for relative fair value of the warrants issued and a total debt discount of $251,883 was recorded in 2015. An additional discount of $55,783 was recorded in 2016.

During the six months ended June 30, 2016, a debt discount of $41,122 was amortized. As of June 30, 2016, convertible note has a principal balance of $1,200,000, net of an unamortized debt discount of $256,273.

NOTE 4 - WARRANTS

For the six-month period ended June 30, 2016, 149,583 warrants were issued, and none were exercised or forfeited. The Company’s outstanding and exercisable warrants as of June 30, 2016 are presented below:

	Number	Weighted Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value

Warrants Outstanding as of December 31, 2015	845,000	$0.61	3.77	$435,900

Warrants Granted	149,583	0.42	5.00	-
Warrants Forfeited	-	-	-	-
Warrants Exercised	-	-	-	-

Warrants Outstanding as of June 30, 2016	994,583	$0.58	4.14	$434,566

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

For the six-month period ended June 30, 2016, 176,500 options were issued, and 65,000 options were forfeited or expired due to employee resignation. The options were not vested and the option expense reversed was $47,370.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant.

Total compensation cost related to stock options was $116,194 for the six-months ended June 30, 2016. As of June 30, 2016, there was $398,736 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 4.0 to 5.0 years. The following table represents stock option activity as of and for the period ended June 30, 2016:

	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life in Years	Value

Outstanding at December 31, 2015	1,200,000	$1.07	5.19	-
Exercisable at December 31, 2015	332,000	$1.04	3.34	$28,000

Forfeited	42,500	$1.56	8.17	-
Granted	176,000	$1.02	9.78	-
Expired	22,500	$1.53	7.82	-

Outstanding at June 30, 2016	1,311,500	$1.13	5.70	-
Exercisable at June 30, 2016	511,688	$1.02	3.07	$7,516

NOTE 6 – EQUITY

Under a Private Offer Memorandum, 100,000 shares of common stock was issued for $150,000 cash in June 2016. The common stock was sold at $1.50 per share. In connection with this common stock offering warrants to purchase 25,000 shares of common stock were issued at a strike price of $0.01 and an expiration date of five years.

NOTE 7– SEGMENT REPORTING

The Company classifies its business interests into two reportable segments, which are Trxade and Westminster. Trxade is our web based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services, and Westminster provides pharmacies and other buying groups with pharmaceuticals.

	Three months ended June 30, 1016		Six months ended June 30, 2016
	2016	2015	2016	2015
Revenues
Trxade	$585,495	$676,233	$1,217,261	$1,179,936
Westminster	$1,100,655	$380,930	$2,303,219	$508,570

Segment Profit/Loss
Trxade	$(231,179)	$160,382	$(368,852)	$65,730
Westminster	$(772,844)	$(210,581)	$(1,100,590)	$(544,156)

Assets
Trxade	$345,526	$470,225
Westminster	$993,048	$769,384

Corporate Overhead was allocated based on revenue, and amounted to $(634,397) and $(237,027) for the three months June 30, 2016 and 2015, respectively. The amount was $(936,473) and $(494,631) for the six months ended June 30, 2016.

NOTE 8– CONTIGENCY

On November 19, 2015, Family Medicine Pharmacy, LLC filed a class-action claim against Trxade Group, Inc. and its wholly owned subsidiary Westminster Pharmaceutical, LLC, Inc. (Family Medicine Pharmacy, LLC v. Trxade Group, Inc. and Westminster, Inc., Case No.: 1:15-CV-00590-KD-B, United States District Court, Southern District of Alabama, Mobile Division). Family Medicine has served Trxade for allegedly utilizing a “junk fax” advertising program. On June 6, 2016, we entered into a binding memorandum of understanding with the plaintiff related to this litigation to resolve all claims in exchange for Trxade funding a settlement fund in the amount of $200,000. Pending objections and/or resolutions, we are currently waiting for the court’s final approval of the settlement. We believe this case will settle under the proposed settlement, therefore, under ASC 450 – “Contingencies”, an accrual of $200,000 is recorded as of June 30, 2016.

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

We began operations under our predecessor in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide enhanced pricing transparency, purchasing capabilities and other value added services on a single platform to focus on serving the nation’s approximately 24,000 independent pharmacies with an annual purchasing power of $96 billion. Our national supplier partners are able to fulfill orders on our platform immediately and provide the pharmacy with cost saving payment terms and next day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). Important additions to this platform further include the generation of pharmacy to pharmacy trading capabilities to help independents with their overstocked inventories in a more organized manner. We expanded rapidly in 2013 and broke the 1,000 member pharmacy mark that year.

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

Other related developments include the creation of a Delaware registered supply arm, namely Westminster Pharmaceuticals, LLC, in April 2013 to take advantage of certain supply disruptions for specialty and other niche pharmaceuticals and operates via a third party logistics warehouse.

Company Organization

Trxade Group, Inc. (“Company”) owns 100% of Trxade, Inc. and Westminster Pharmaceutical LLC. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in July 2013. Westminster Pharmaceutical LLC was formed in January 2013.

Trxade, Inc. is a web based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Westminster Pharmaceutical LLC, provides US state licensed pharmacies and other buying groups with FDA approved pharmaceuticals.

Liquidity and Capital Resources

Liquidity Outlook

Cash Requirements

Our primary objectives for the remainder of 2016 are to continue the development of the Trxade Platform, and increase our client base. In addition, we expect to pursue raising capital to fund our operations and provide personnel to expand operations and required working capital.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
Cost of Sales(1)	$1,200,000
General and administrative(2)	$3,500,000
Total	$4,700,000

(1)

Includes the cost of drugs for Westminster Pharmaceuticals.

(2)

Includes wages and payroll, legal and accounting, marketing, rent and web development.

As of June 30, 2016, we had cash and cash equivalents of approximately $319,588 and other current assets of $1,115,948. Additional funds will be needed to continue to expand our platform and customer base, and cover general and administrative expense.

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

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended
	June 30,	June 30,
	2016	2015
	$	$
Net cash provided by (used in):
Operating activities	(845,544)	(696,435)
Financing activities	305,000	405,000
Net decrease in cash and cash equivalents	(540,544)	(291,435)

Cash used in operating activities for the six months ended June 30, 2016 was $845,544. This is an increase of $149,109 from same period in 2015 and was due to increased staffing as the Company transitioned to its operational phase of wholesale pharmaceutical sales, continuing IT development of the Company’s web platform and settlement of lawsuits.

Cash provided by financing activities for the six months ended June 30, 2016 was $305,000. This is a decrease of $100,000 for the same period in 2015.

Historical Liquidity and Capital Resources

Working Capital

Our working capital as of June 30, 2016 and December 31, 2015 is summarized as follows:

	June 30, 2016	December 31, 2015
Current assets	$1,435,536	$2,027,670
Current Liabilities	1,339,431	1,052,265
Working Capital	$96,105	$975,405

Current Assets

The decrease in our current assets was primarily due to a $540,544 cash decrease, due to increased staffing as the Company transitioned to its operational phase of wholesale pharmaceutical sales, continuing IT development of the Company’s web platform.

Current Liabilities

Current liabilities increase is primarily due to a $200,000 increase in accrued liabilities, which is related to the accrual of lawsuit settlement (See Note 7).

Results of Operations

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

	Six months ending	Six months ending
	June 30, 2016	June 30, 2015
	($)	($)
Revenues	3,536,141	1,863,328
Cost of Sales	2,055,971	612,467
Gross Profit	1,480,170	1,250,861
Operating expenses:
General and Administrative	2,687,117	1,550,184
Warrants and Options Expense	116,194	169,776
Total Operating Expenses	2,803,311	1,719,960
Loss from operations	(1,323,141)	(469,099)
Loss on Debt Extinguishment	(37,579)	-
Interest Expense	(113,475)	(28,877)
Net loss	(1,474,195)	(497,976)

Revenues increased for the six months ended June 30, 2016 to $3,536,141 compared to $1,863,328 for the comparable period in 2015. This increase was primarily attributable to increase in Westminster Pharmaceuticals, LLC sales of pharmaceuticals.

Cost of sales increased for the six months ended June 30, 2016 to $2,055,971 compared to $612,427 for the comparable period in 2015. This increase was primarily attributable to an increase in revenue from the pharmaceutical sales which has higher cost of sales than our other revenue sources.

General and administrative expenses increased for the six months ended June 30, 2016 to $2,687,117 compared to $1,550,184 for the comparable period in 2015. A large component of general and administrative expenses in 2016 was affected by an increase in employee cash compensation expense due to increased staffing in the private label manufacturing area. The estimated $210,000 of litigation expenses are in 2016.

Warrant and options expense in the 2016 and 2015 periods represents compensation cost related to the issuance of employee stock options.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

	Three months ending	Three months ending
	June 30, 2016	June 30, 2015
	($)	($)
Revenues	1,688,990	1,167,195
Cost of Sales	1,039,889	382,004
Gross Profit	649,101	785,191
Operating expenses:
General and Administrative	1,576,013	757,900
Warrants and Options Expense	86,482	53,739
Total Operating Expenses	1,662,495	811,639
Loss from operations	(1,013,394)	(26,448)
Loss on Debt Extinguishment	(37,579)	-
Interest Expense	(50,842)	(27,908)
Net loss	(1,101,815)	(54,356)

Revenues increased for the three months ended June 30, 2016 to $1,688,990 compared to $1,167,195 for the comparable period in 2015. This increase was primarily attributable to pharmaceutical sales.

Cost of sales increased for the three months ended June 30, 2016 to $1,039,889 compared to $382,004 for the comparable period in 2015. This increase was primarily attributable to an increase in revenue from the pharmaceutical sales which has higher cost of sales than our other revenue sources. General and administrative expenses increased for the three months ended June 30, 2016 to $1,576,013 compared to $757,900 for the comparable period in 2015. A large component of general and administrative expenses in 2016 was affected by an increase in employee cash compensation expense due to increased staffing in the private label manufacturing area, software acquisitions and lawsuit settlements.

Warrant and options expense in the 2016 and 2015 periods represents compensation cost related to the issuance of employee stock options.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), Share Based Payments to Non-Employees which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying instruments vest.

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 19, 2015, Family Medicine Pharmacy, LLC filed a class-action claim against Trxade Group, Inc. and its wholly owned subsidiary Westminster Pharmaceutical, LLC, Inc. (Family Medicine Pharmacy, LLC v. Trxade Group, Inc. and Westminster, Inc., Case No.: 1:15-CV-00590-KD-B, United States District Court, Southern District of Alabama, Mobile Division). Family Medicine has served Trxade for allegedly utilizing a “junk fax” advertising program. On June 6, 2016, we entered into a binding memorandum of understanding will the plaintiff related to this litigation to resolve all claims in exchange for Trxade funding a settlement fund in the amount of $200,000. Pending objections and/or resolutions, we are currently waiting for the court’s final approval of the settlement. We believe this case will settle under the proposed settlement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Warrants to purchase 41,250 shares of common stock were issued in May 2016 related to the extension of $165,000 of convertible promissory notes previously issued in April and May 2015. These warrants were issued at a strike price of $1.50 and a term of five (5) years.

In June 2016 additional secured convertible promissory notes totaling $250,000 were issued in connection with similarly issued notes. The term of the notes is three years. Interest rate is a “Royalty Payment” which consists of a percentage of net Profit of certain transactions, payable within 45 days of the end of each quarter. Prior to maturity the notes may be converted for common stock at a conversion price of $2.50. The holders of the notes were granted a warrant to purchase 83,333 shares of common stock at a strike price of $0.01 and an expiration date of five years from date of issuance.

Shares of common stock were issued June 2016 totalling100,000 shares. These were sold at $1.50 per share. In connection with this common stock offering warrants to purchase 25,000 shares of common stock were issued at a strike price of $0.01 and an expiration date of five years.

The issuances of the secured convertible promissory notes, common stock and warrants described above were exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Act; (c) were non-U.S. persons; and/or (d) were officers or directors of the Company.

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

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU

Suren Ajjarapu
Chief Executive Officer

Date: August 5, 2016

By:	/s/ HOWARD DOSS

Howard Doss
Chief Financial Officer

Date: August 5, 2016