Form 10-Q
period 2016-09-30
TRXADE GROUP, INC.
filed 2016-11-14
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 14, 2016

Common Stock, $0.00001 par value per share	31,660,827 shares

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended September 30, 2016

INDEX

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.
Consolidated Balance Sheets
September 30, 2016 and December 31, 2015
(unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current Assets
Cash	$94,551	$860,132
Accounts Receivable, net	388,796	498,100
Inventory, net	640,086	284,718
Prepaid Assets	144,865	201,361
Other Assets	81,150	183,359
Total Current Assets	1,349,448	2,027,670

Property and Equipment (net)	71,500	-

Total Assets	$1,420,948	$2,027,670

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$576,794	$356,159
Accrued Liabilities	645,712	296,803
Promissory Note, net of $57,502 and $15,000 discount	332,100	235,000
Convertible Note, net of $69,574 and $35,697 discount	285,426	164,303
Total Current Liabilities	1,840,032	1,052,265

Long Term Liabilities
Convertible Note net of $236,329 and $241,612 discount	963,671	708,388
Long Term Notes Payable, net of $2,575 and $0 discount	43,065	-

Total Liabilities	2,846,768	1,760,653

Shareholders’ Equity (Deficit)
Series A Preferred Stock, $.00001 par value, 10,000,000 authorized; 0 and 0 issued and outstanding, as of September 30, 2016 and December 31, 2015	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 31,660,827 and 31,435,827 shares issued and outstanding, as of September 30, 2016 and December 31, 2015, respectively	316	314
Additional Paid-in Capital	6,539,910	5,915,674
Accumulated Deficit	(7,966,046)	(5,648,971)
Total Shareholders’ Equity (Deficit)	(1,425,820)	267,017

Total Liabilities and Shareholders’ Equity (Deficit)	$1,420,948	$2,027,670

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Operations
Three months and nine months ended September 30, 2016 and 2015
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$803,278	$1,637,875	$4,339,419	$3,501,203

Cost of Sales	230,672	700,637	2,286,643	1,313,104
Gross Profit	572,606	937,238	2,052,776	2,188,099

Operating Expenses
General and Administrative	1,364,506	1,013,801	4,167,817	2,733,761

Operating Loss	(791,900)	(76,563)	(2,115,041)	(545,662)

Loss on Debt Extinguishment	-	-	37,579	-
Interest Expense	50,980	47,199	164,455	76,076

Net Loss	$(842,880)	$(123,762)	$(2,317,075)	$(621,738)

Basic loss per Common Share	$(0.03)	$(0.00)	$(0.07)	$(0.02)

Diluted loss per Common Share	$(0.03)	$(0.00)	$(0.07)	$(0.02)

Basic weighted average number of Common Shares outstanding	31,611,914	31,269,160	31,505,535	31,269,160

Diluted weighted average number of Common Shares outstanding	31,611,914	31,269,160	31,505,535	31,269,160

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Cash Flows
Nine months ended September 30, 2016 and 2015
(unaudited)

	2016	2015
Operating Activities:
Net Loss	$(2,317,075)	$(621,738)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation	6,500	3,802
Bad debt expense	1,783	40,934
Inventory Allowance	(22,306)	-
Loss on Debt Extinguishment	37,579	-
Options expense	158,927	226,437
Amortization of debt discount	137,811	63,373
Changes in Operating assets and Liabilities:
Accounts Receivable	107,521	(135,507)
Prepaid Assets	56,496	(144,392)
Inventory	(333,062)	(311,607)
Other Assets	102,209	35,374
Accounts Payable	142,635	41,025
Accrued Liabilities	363,909	98,107
Other Liabilities	-	(59,220)
Deferred Income	-	(22,568)
Net Cash used in operating activities	(1,557,073)	(785,980)

Financing Activities:
Cash paid as Original Debt Discount	(45,000)	-
Proceeds from Convertible Debt	440,000	200,000
Repayments of Convertible Debt	(50,000)	-
Proceeds from Promissory Note	150,000	205,000
Repayments of Promissory Note	(3,758)	-
Proceeds from Issuance of Common Stock	300,000	-
Proceeds from Exercise of Warrants	250	-
Net Cash provided by financing activities	791,492	405,000

Net Decrease in Cash	(765,581)	(380,980)
Cash at Beginning of the Year	860,132	705,602
Cash at September 30, 2016 and 2015	$94,551	$324,622

Supplemental Cash Flow Information
Cash Paid for Interest	$22,227	$28,967
Cash Paid for Income Taxes	$-	$-

Non –Cash Transactions
Reclass from accrued interest to short term convertible notes	$15,000	$-
Beneficial conversion features and relative fair value of warrants	$127,482	$107,093
Purchase of software on credit	$78,000	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

For the nine months ended September 30, 2016 and 2015

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Trxade Group, Inc. (“Company”) owns 100% of Trxade, Inc., ShopRX, Ltd., and Westminster Pharmaceutical LLC. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in July 2013. Westminster Pharmaceutical LLC was formed in January 2013.

Trxade, Inc. is a web based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Westminster Pharmaceutical LLC, provides US state licensed pharmacies and other buying groups with FDA approved pharmaceuticals as well as access to current benchmark pricing of pharmaceuticals.

ShopRX, Ltd. is the Company’s newly launched UK based subsidiary.  The Company hopes to establish a similar business to Trxade, Inc. in the United Kingdom in the future under this entity.

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

Income (loss) Per Share – Basic net loss per common share is computed by dividing net loss available to commons stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilute. At September 30 2016 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

The following table sets forth the computation of basic and diluted Loss per Share:

	Three-month	Nine-month
	September 30, 2016	September 30, 2016
Numerator:
Net Loss	$(842,880)	$(2,317,075)

Numerator for basic EPS – income (loss)
Available to common shareholders	(842,880)	(2,317,075)

Numerator for diluted EPS – income (loss)
Income available to common shareholders	(842,880)	(2,317,075)

Denominator:

Denominator for basic EPS –
Weighted average shares	31,611,914	31,505,535

Denominator for diluted EPS -
Weighted-average shares and assumed Conversions	31,611,914	31,505,535

Basic loss per common share	$(0.03)	$(0.07)

Diluted loss per common share	$(0.03)	$(0.07)

NOTE 2 – GOING CONCERN

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent on raising additional capital and generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

The Company’s future capital requirements will depend on many factors, including cash flow from operations, costs to complete platform improvements, if warranted, and competition and market conditions. The Company’s recurring operating losses and working capital needs will require that it obtain additional capital to operate its business. Given the Company’s limited operating history, lack of revenues, and its operating losses, there can be no assurance that it will be able to achieve and maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3 – Property and Equipment

In July 2016, the purchase of ERP software was completed. The cost of the acquisition was $78,000 and the total balance was outstanding at September 30, 2016. The depreciation for the current year is $6,500.

NOTE 4 – SHORT-TERM DEBT

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

In April and May 2016, $50,000 of the $200,000 in convertible promissory notes (plus $5,000 in interest) was repaid. A one-year extension was executed on the remaining notes and the interest owed, totaling $15,000 became part of the adjusted principal of notes and the balance of $165,000 is due May 2017.  In connection with the one-year extension of the maturity date of the outstanding notes, the holders of the notes were granted warrants at one common stock for $4.00 of the note amount, and warrants to purchase 41,250 shares of common stock were issued at a strike price of $1.50 and an expiration date of five years from date of issuance. The amendment of the note was considered a debt extinguishment and a loss on extinguishment of debt was booked in the amount of $37,579 for the nine months ended September 30, 2016.

In August 2016, $40,000 in promissory notes were issued. The term of the note was one year. Simple interest of 10% is payable at the maturity date of the note. Prior to maturity the note may be converted for common stock at a conversion price of $1.50.

In September 2016, convertible promissory notes were issued in the aggregate amount of $150,000. The term of the notes was one year. Simple interest of 10% is payable at the maturity date of the note. Prior to maturity the notes may be converted for common stock at a conversion price of $.62. The holders of the notes were granted warrants at one share of common stock for every $4.00 of the note principal amount, which totaled a warrant to purchase 37,500 shares of common stock.  These warrants were issued at a strike price of $.62 and an expiration date of five years from date of issuance.

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

The Company also uses the Black-Scholes pricing model to estimate the fair value of the warrants issued along with convertible notes on the date of grant. The Company accounted for the relative fair value of the warrants issued and a total debt discount $53,546 and $71,699 was recorded in 2015 and 2016 respectively.

During the nine months ended September 30, 2016, a debt discount of $ $37,822 was amortized.

As of September 30, 2016, the short term convertible notes had a principal balance of $355,000 with an unamortized debt discount of $69,574.

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

During the nine months ended September 30, 2016, a debt discount of $37,500 was amortized.

As of September 30, 2016, the short term promissory note has a principal balance of $389,602 with an unamortized debt discount of $57,502.

NOTE 5 – LONG TERM DEBT

Convertible Promissory Note

Secured convertible promissory notes were issued in the aggregate amount of $950,000 in November and December 2015. The original term of the notes was three years. In June 2016, the note was extended to a four-year maturity for consideration of a senior secured position on the assets of the Company. Interest rate is a “Royalty Payment” which consists of a percentage of net Profit of certain transactions, payable within 45 days of the end of each quarter. Prior to maturity the notes may be converted for common stock at a conversion price of $2.50. The holders of the notes were granted a warrant to purchase 316,667 shares of common stock at a strike price of $0.01 and an expiration date of five years from date of issuance

In June 2016, an additional $250,000 was issued under the secured convertible promissory notes. The holders of the notes were granted additional warrants (under the same terms above) to purchase 83,333 shares of common stock at a strike price of $0.01.

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

During the nine months ended September 30, 2016, a debt discount of $61,066 was amortized. As of September 30, 2016, long term convertible note has a principal balance of $1,200,000, net of an unamortized debt discount of $236,329.

Promissory Note

In September 2016, a promissory note was issued for $189,000. The term of the note is 494 days. The debt discount was $39,000 thus the initial net proceeds were $150,000. At September 30, 2016, $139,602 was classified as short term with a discount of $35,002 and $45,640 was classified as long term with a discount of $2,575. Payments are made each weekday in the amount of $537.  During the nine months ended September 30, 2016, $3,758 was paid off by cash, a debt discount of $1,423 was amortized.

NOTE 6 - WARRANTS

For the nine-month period ended September 30, 2016, 212,083 warrants were issued, and 25,000 warrants were exercised at the price of $250. The Company’s outstanding and exercisable warrants as of September 30, 2016 are presented below:

	Number	Weighted Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value

Warrants Outstanding as of December 31, 2015	845,000	$0.61	3.77	$435,900

Warrants Granted	212,083	0. 41	5.00	-
Warrants Forfeited	-	-	-	-
Warrants Exercised	25,000	0.01	-	-

Warrants Outstanding as of September 30, 2016	1,032,083	$0.58	3.33	$257,583

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

For the nine-month period ended September 30, 2016, 176,500 options were issued, and 170,750 options were forfeited or expired due to employee resignation.  The options were not vested and the option expense reversed was $75,514.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant.

Total compensation cost related to stock options was $158,927 for the nine-months ended September 30, 2016. As of September 30, 2016, there was $282,874 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 4.0 to 5.0 years. The following table represents stock option activity as of and for the period ended September 30, 2016:

	Number of	Average	Contractual	Intrinsic
	Options	Exercise Price	Life in Years	Value

Outstanding at December 31, 2015	1,200,000	$1.07	5.19	-
Exercisable at December 31, 2015	332,000	$1.04	3.34	$28,000

Forfeited	148,250	$1.03	8.84	-
Granted	176,500	$1.02	9.53	-
Expired	22,500	$1.53	7.57	-

Outstanding at September 30, 2016	1,205,750	$1.06	4.61	-
Exercisable at September 30, 2016	555,750	$1.04	2.97	-

NOTE 8 – EQUITY

Under a Private Offer Memorandum, 200,000 shares of common stock were issued for $300,000 cash, which included 100,000 shares in June 2016 and 100,000 shares in August. The common stock was sold at $1.50 per share. In connection with this common stock offering warrants to purchase 50,000 shares of common stock were issued at a strike price of $0.01 and an expiration date of five years.

NOTE 9– SEGMENT REPORTING

The Company classifies its business interests into two reportable segments, which are Trxade and Westminster.  Trxade is our web based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services, and Westminster provides pharmacies and other buying groups with wholesale and private label pharmaceuticals. Westminster discontinued its wholesale business in July 2016 in order to focus on private label distribution.

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Trxade	$610,832	$761,235	$1,810,043	$1,977,971
Westminster	$192,461	$832,699	$2,495,576	$1,341,269

Segment Profit/Loss
Trxade	$(391,344)	$226,684	$(742,836)	$311,529
Westminster	$(451,336)	$(319,113)	$(1,569,265)	$(882,385)

Assets
Trxade	$342,969	$470,225
Westminster	$897,295	$769,384

Corporate Overhead was allocated based on revenue, and amounted to $(266,815) and $(268,562) for the three months September 30, 2016 and 2015, respectively. The amount was $(1,197,266) and $(763,194) for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 10– CONTINGENCY

On November 19, 2015, Family Medicine Pharmacy, LLC filed a class-action claim against Trxade Group, Inc. and its wholly owned subsidiary Westminster Pharmaceutical, LLC, Inc. (Family Medicine Pharmacy, LLC v. Trxade Group, Inc. and Westminster, Inc., Case No.: 1:15-CV-00590-KD-B, United States District Court, Southern District of Alabama, Mobile Division). Family Medicine has served Trxade for allegedly utilizing a “junk fax” advertising program.  On June 6, 2016, we entered a binding memorandum of understanding with the plaintiff related to this litigation to resolve all claims in exchange for Trxade funding a settlement fund in the amount of $200,000. A hearing regarding the final approval is scheduled on February 21, 2017. An accrual of $200,000 is recorded as of September 30, 2016.

NOTE 11– SUBSEQUENT EVENTS

Secured convertible promissory notes were issued in the aggregate amount of $200,000 in October of 2016. The original term of the notes was three years. Interest rate is a “Royalty Payment” which consists of a percentage of net Profit of certain transactions, payable within 45 days of the end of each quarter. Prior to maturity the notes may be converted for common stock at a conversion price of $2.50. The holders of the notes were granted a warrant to purchase 66,667 shares of common stock at a strike price of $0.01 and an expiration date of five years from date of issuance.

In October of 2016 the Company entered into a loan with third parties for an amount of $47,000. The loan is due September of 2017 and carries a variable interest rate.

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

In April 2013 Westminster Pharmaceuticals, LLC was formed to take advantage of certain supply disruptions for specialty and other niche pharmaceuticals. These pharmaceuticals were sold to independent pharmacies. In July 2016 the Company transitioned from this revenue model to focus on private label distribution.

In September 2016 the creation of ShopRx, Ltd, a UK corporation was completed. ShopRx will implement the market platform developed by Trxade, Inc. which enables trade among healthcare buyers and sellers of pharmaceuticals and accessories. The market platform will operate in UK and other EU zones.

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

ShopRX, Ltd. is a web based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services and operates in the United Kingdom. The formation of the entity as a 100% wholly owned subsidiary of Trxade Group, Inc. was completed in September of 2016.

Liquidity and Capital Resources

Liquidity Outlook

Cash Requirements

Our primary objectives for the remainder of 2016 and 2017 are to continue the development of the Trxade Platform, and continue private label Pharmaceuticals through Westminster Pharmaceuticals, LLC. In addition, we expect to pursue raising capital to fund our operations and provide personnel to expand operations and required working capital.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
Cost of Sales (1)	$4,000,000
General and administrative (2)	$5,000,000
Total	$9,000,000

(1)

Includes the cost of drugs for Westminster Pharmaceuticals.

(2)

Includes wages and payroll, legal and accounting, marketing, rent and web development.

As of September 30, 2016, we had cash and cash equivalents of approximately $94,551 and other current assets of $1,254,897.  Additional funds will be needed to continue to expand our platform and customer base, and cover general and administrative expense.

Since inception, we have funded our operations primarily through equity capital raises, convertible debt, loans and operational revenue.  The ability of the Company to continue as a going concern is dependent on raising additional capital and generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.  The Company’s future capital requirements will depend on many factors, including cash flow from operations, costs to complete platform improvements, if warranted, and competition and market conditions. The Company’s recurring operating losses and working capital needs will require that it obtain additional capital to operate its business. Given the Company’s limited operating history, lack of revenues, and its operating losses, there can be no assurance that it will be able to achieve and maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,	September 30,
	2016	2015
	$	$
Net cash provided by (used in):
Operating activities	(1,557,073)	(785,980)
Financing activities	791,492	405,000
Net increase (decrease) in cash and cash equivalents	(765,581)	(380,980)

Cash used in operating activities for the nine months ended September 30, 2016 was $1,557,073. This is an increase of $771,093 from same period in 2015 and was due to increased staffing as the Company discontinued its wholesale business and transitioned into private label distribution. Furthermore, the Company had significant costs associated with IT development of the Company’s web platform and its new ERP system, professional fees and inventory purchases, and the launch of its new UK based subsidiary, ShopRx Ltd.

Cash provided by financing activities for the nine months ended September 30, 2016 was $791,492. This is an increase of $386,492 for the same period in 2015 and was more equity financing.

Historical Liquidity and Capital Resources

Working Capital

Our negative working capital as of September 30, 2016 and working capital December 31, 2015 is summarized as follows:

	At September 30, 2016	At December 31, 2015
Current assets	$1,349,448	$2,027,670
Current Liabilities	1,840,032	1,052,265
Working Capital	$(490,584)	$975,405

Current Assets

The decrease in our current assets was primarily due to cash decrease of $765,581.  This decease of cash resulted from increased costs related to staffing increases as the Company discontinued its wholesale business and transitioned into private label distribution. Furthermore, the Company had significant costs associated with IT development of the Company’s web platform and its new ERP system, professional fees and inventory purchases, and the launch of its new UK based subsidiary, ShopRX, Ltd.

Current Liabilities

Current liabilities increase is primarily due to an increase in accounts payable by $220,635 and accrued liabilities of $348,909.

Results of Operations

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

	Nine months ending	Nine months ending
	September 30, 2016	September 30, 2015
	($)	($)
Revenues	4,339,419	3,501,203
Cost of Sales	2,286,643	1,313,104
Gross Profit	2,052,776	2,188,099
Operating expenses:
General and Administrative	4,008,890	2,507,324
Warrants and Options Expense	158,927	226,437
Total Operating Expenses	4,167,817	2,733,731
Loss from operations	(2,115,041)	(545,662)
Loss on Extinguishment of Debt	(37,579)	-
Interest Expense	(164,455)	(76,076)
Net loss	(2,317,075)	(621,738)

Revenues increased for the nine months ended September 30, 2016 to $4,339,419 compared to $3,501,203 for the comparable period in 2015.  This increase was attributable to fee income from our web-based platform and pharmaceutical sales. Our sales department has continued to add customers in 2016 through direct marketing and customer training.

Cost of sales increased for the nine months ended September 30, 2016 to $2,286,643 compared to $1,313,104 for the comparable period in 2015.  This increase was primarily attributable to an increase in revenue from the pharmaceutical sales which has higher cost of sales than our other revenue sources.

General and administrative expenses increased for the nine months ended September 30, 2016 to $4,008,890 compared to $2,507,324 for the comparable period in 2015.  A large component of general and administrative expenses was in 2016 was affected by an increase in employee cash compensation expenses in the 2016 period due to increased staffing as the Company discontinued its wholesale business and transitioned into private label distribution, as well as additional significant costs associated with IT development of the Company’s web platform and its new ERP system.

Warrant and options expense in the 2016 and 2015 periods represents compensation cost related to the issuance of employee stock options.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

	Three Months Ending	Three Months Ending
	September 30, 2016	September 30, 2015
	$	$

Revenues	803,278	1,637,875
Cost of Sales	230,672	700,637
Gross Profit	572,606	937,238
Operating Expenses
General and Administrative	1,321,723	957,140
Warrants and Options Expense	42,783	56,661
Total Operating Expense	1,364,506	1,013,801
Loss from Operations	(791,900)	(76,563)
Loss on Debt Conversion	-	-
Interest Expense	(50,980)	(47,199)
Net Loss	(842,880)	(123,762)

Revenues decreased for the three months ended September 30, 2016 from $1,637,875 to $803,278.  This decrease was attributable to transitioning from wholesale revenue to a focus and increased expense in developing the Company’s private label distribution in pharmaceutical sales.

Cost of sales decreased for the three months ended September 30, 2016 to $230,672 compared to $700,637.  This decrease was primarily attributable discounting the Company’s wholesale product division, which led to a decrease in revenue from the wholesale pharmaceutical sales and which has higher cost of sales than our other revenue sources. General and administrative expenses increased for the three months ended September 30, 2016 to $1,321,723 compared to $957,140 for the comparable period in 2015.  Implementation of ERP software resulted in additional consulting expense of about $100,000 for the quarter. A large component of general and administrative expenses was an increase in employee cash compensation expense in the 2016 period due to increased staffing in private label distribution, the development of ShopRX platform and the ongoing operation of the ERP software.

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

Trxade, Inc. generates net fee income as a percentage of the total transactions between the buyer (independent pharmacies) and the seller (wholesaler) of pharmaceutical drugs on the Trxade web-based platform.  Revenue is recognized when four steps are met: (1) the price is fixed and determined as the buyer orders the drugs from the wholesaler; (2) The wholesaler has signed a contract with Trxade, Inc. which recognizes that an arrangement exists; (3) The wholesaler delivers the drugs purchased to the buyer, products are delivered; and (4) The collectability is reasonably assured by the wholesaler through prior credit checks and payment experience.

Westminster Pharmaceutical LLC generates gross revenues from the sale of pharmaceutical drugs to independent pharmacies or wholesalers. Revenue is recognized when four steps are met: (1) the price is fixed and determinable at the time of the transaction with an invoice; (2) The invoice is also persuasive evidence that an arrangement exists; (3) The products are delivered to the buyer; and (4) The collectability of the resulting receivable is reasonably assured by credit check prior to the transaction and experience with the customer.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On November 19, 2015, Family Medicine Pharmacy, LLC filed a class-action claim against Trxade Group, Inc. and its wholly owned subsidiary Westminster Pharmaceutical, LLC, Inc. (Family Medicine Pharmacy, LLC v. Trxade Group, Inc. and Westminster, Inc., Case No.: 1:15-CV-00590-KD-B, United States District Court, Southern District of Alabama, Mobile Division). Family Medicine has served Trxade for allegedly utilizing a “junk fax” advertising program.  On June 6, 2016, we entered into a binding memorandum of understanding will the plaintiff related to this litigation to resolve all claims in exchange for Trxade funding a settlement fund in the amount of $200,000. A hearing regarding the final approval is scheduled on February 21, 2017. This settlement was approved by the courts in September.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2016 an additional secured convertible promissory note totaling $200,000 was issued in connection with similarly issued notes, first issued in October 2015.  The term of the notes is three years. The interest rate is a “Royalty Payment,” which consists of a percentage of net Profit of certain transactions, payable within 45 days of the end of each quarter. Prior to maturity the note may be converted for common stock at a conversion price of $2.50. The holder of the note was granted a warrant to purchase 66,667 shares of common stock at a strike price of $0.01 and an expiration date of five years from date of issuance.

Shares of common stock were issued July and August 2016 totaling 200,000 shares.  These were sold at $1.50 per share. In connection with this common stock offering warrants to purchase 50,000 shares of common stock were issued at a strike price of $0.01 and an expiration date of five years.

Further, in September 2016, convertible promissory notes were issued in the aggregate amount of $150,000. The term of the notes was one year. Simple interest of 10% is payable at the maturity date of the note. Prior to maturity the notes may be converted for common stock at a conversion price of $0.62. The holders of the notes were granted warrants at one share of common stock for every $4.00 of the note principal amount, which totaled a warrant to purchase 37,500 shares of common stock.  These warrants were issued at a strike price of $0.62 and an expiration date of five years from date of issuance.

Lastly, revocable warrants to purchase 20,000 shares of common stock were issued in October 2016 in connection with the purchase of a software license.  These revocable warrants were issued at a strike price of $0.01 and a vest over five (5) years, an expiration date of five years from date of issuance.

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

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU

Suren Ajjarapu
Chief Executive Officer

Date: November 14, 2016

By:	/s/ HOWARD DOSS

Howard Doss
Chief Financial Officer

Date: November 14, 2016