Form 10-K
period 2016-12-31
TRXADE GROUP, INC.
filed 2017-03-30
CIK 1382574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-K

________________

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      .Yes   X .No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

      .Yes   X .No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( § 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  X .Yes       .No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):      .Yes   X .No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 24, 2017 based upon the closing price reported on such date was approximately $4,170,620. Shares of voting stock held by each officer and director and by each person who, as of March 30, 2017, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose. There were 31,960,827 shares of the registrant’s common stock outstanding on March 30, 2017.

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

CORPORATE HISTORY

Background of XCEL

Our company was incorporated in Delaware on July 15, 2005 as “Bluebird Exploration Company” (“Bluebird”). Bluebird was originally formed to engage in the exploitation of mineral properties. In December 2008, Bluebird changed its name to “Xcellink International, Inc.” (“XCEL”), and subsequently announced that its business plan was being expanded to include the development and marketing of platform-independent customer-centric payment systems and methodologies. XCEL was unable to raise the funds necessary to implement its business strategy, never generated any revenue and was reporting as a “shell” corporation. On January 9, 2014, Trxade Group, Inc., a privately held Nevada corporation merged with and into XCEL, and XCEL changed its name to “Trxade Group, Inc.” XCEL’s shares traded on the Over-the-Counter Bulletin Board (“OTCBB”) market until early 2010.

Background of Trxade

PharmaCycle LLC, a Nevada limited liability company ("PharmaCycle"), was formed in August 2010 by Prashant Patel to serve as a web-based market platform designed to enable trading among healthcare buyers and sellers of pharmaceuticals, accessories and services. In January 2013, PharmaCycle converted into a Florida corporation and changed its name to Trxade, Inc. ("Trxade Florida"). In May 2013, Trxade Florida created a new wholly owned subsidiary, Trxade Group, Inc., a Nevada corporation ("Trxade Nevada"). Trxade Nevada acquired Trxade Florida pursuant to a reverse triangular merger, resulting in Trxade Florida becoming a wholly owned subsidiary of Trxade Nevada (the "Nevada-Florida Merger"). The sole purpose of the Nevada-Florida Merger was to provide for a holding company to own Trxade Florida, the operating company. At all times, up to the Nevada-Florida Merger, Trxade Florida was capitalized exclusively through cash capital contributions made by Messrs. Suren Ajjarapu and Patel. Immediately following the Nevada-Florida Merger, Messrs. Ajjarapu and Patel collectively owned 99% of Trxade Nevada. Subsequent to the Nevada-Florida Merger (but prior to the merger with XCEL), Trxade Nevada raised $670,000 through the sale of its preferred stock in private placements made to third party investors.

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

On December 16, 2013, Trxade Nevada and XCEL entered into a definitive merger agreement (the “Merger Agreement”) providing for the merger (the “Merger”) of Trxade Nevada with and into XCEL, with XCEL as the surviving corporation. The Merger closed on January 8, 2014. Under the terms of the Merger Agreement, we amended our articles of incorporation (filed herewith), changed our name to “Trxade Group, Inc.,” and changed our trading symbol to XCEL.PK. On February 13, 2014, an additional 600,000 shares of our common stock (on a post-reverse split basis) were issued pursuant to the conversion of $19,333 aggregate principal amount of our outstanding promissory notes. Our current officers and directors were the officers and directors of Trxade Nevada.

Recapitalization of Common Stock by a Reverse Split and Increase of Authorized Shares of Stock

Pursuant to our Amended and Restated Certification of Incorporation, we increased the authorized shares of our Common Stock from 200,000,000 shares to 500,000,000 shares, and authorized 100,000,000 shares of Preferred Stock, including 10,000,000 shares of Series “A” Preferred Stock. We also effectuated a one thousand-for-one (1,000:1) reverse stock split of our shares effective upon the closing of the Merger (the “Reverse Split”). Because of the Merger and the Reverse Split, 29,470,000 shares of our common stock were issued to the former Trxade Nevada stockholders,

We also effectuated a reverse stock split at the ratio of one thousand-for-one (1,000:1) shares effective upon the closing of the Merger (the “Reverse Split”). In connection with the split, the 104,160,000 outstanding shares of our Common Stock, including the 80,000,000 shares held by Trxade Nevada, converted into 104,160 shares of Common Stock. As a result of the Merger, Trxade Nevada Shareholders holding 28,800,000 shares of Common Stock and 670,000 shares of Series A Preferred Stock converted their shares on one-to-one basis into 28,800,000 shares of our Common Stock and 670,000 shares of our Series A Preferred Stock, for an aggregate total of 29,470,000 shares. Further, 600,000 shares of our common stock (on a post- Reverse Split basis) were issued following the merger in connection with the conversion of our promissory notes. The 80,000,000 pre-merger shares held by Trxade Nevada, which post-split amounted to 80,000 shares, revered to treasury stock of the company.

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

We also own 100% of ShopRX, Ltd., our UK based subsidiary. The Company had hoped to establish a similar business to Trxade, Inc. in the United Kingdom in the future under this entity. This division was shut down and has no material impact on the Company’s operational results.

We own 100% of INTEGRA PHARMA SOLUTIONS, LLC, (formerly Pinnacle Tek, Inc., a Florida corporation) founded by Mr. Ajjarapu in 2011. (“INTEGRA”). INTEGRA serves as a technology consultant provider that supports our programming needs and provides research on pharmaceutical pricing and shortages in acute care and retail settings. Through July 2013, INTEGRA was funded entirely by cash contributions made by Mr. Ajjarapu. In July 2013, Trxade Nevada made the strategic decision to acquire INTEGRA pursuant to a merger in which each share of common stock of INTEGRA owned by Mr. Ajjarapu (the owner of 1 million shares of INTEGRA’s common stock, representing 100% ownership) was exchanged for three shares of common stock of Trxade Nevada, resulting in the issuance to Mr. Ajjarapu of 3,000,000 shares of common stock of Trxade Nevada. INTEGRA is included in our attached financial statements. In early 2016, we discontinued the technology consulting business line under INTEGRA. We do not believe this will have any material effect on our operations going forward.

Sale of Westminster

We also owned 100% of Westminster Pharmaceutical LLC, a Delaware limited liability company (“Westminster”). Westminster was formed in January 2013 as a single member LLC wholly owned by Trxade Florida. This licensed subsidiary is included in our attached financial statements and provides state-licensed pharmacies and buying groups in the United States with pharmaceuticals approved by the United States Food and Drug Administration (the “FDA”). In late 2015 and early 2016 Westminster entered into multiple supply contracts with wholesale manufacturers of generic pharmaceuticals to begin selling Westminster private label generic pharmaceuticals to our customers.

In December 2016, based on management’s strategic review of its portfolio of businesses, the Company committed to a plan to sell its private label generic pharmaceuticals. On December 31, 2016, the Company entered into and consummated the sale of 100% of its equity interests in Westminster Pharmaceuticals, LLC, and in connection with the sale, the Company exited the private label generic pharmaceuticals business line. The purchase price for Westminster was the cancellation of $1,500,000 of indebtedness with the buyer under the senior secured note, the issuance of a warrant to purchase 1,500,000 shares of the Company’s Common Stock and the assumption of various contracts and obligations of Westminster. The Warrants were issued at a strike price of $0.01 per share, and have an expiration date of five years from date of grant under the term and conditions of a warrant agreement.

The Westminster sale is considered a discontinued operation, and as a result, all consolidated financial statements in this Annual Report on Form 10-K have been adjusted accordingly to reflect this financial statement presentation. See Note 4 of the Notes to Consolidated Financial Statements for information concerning the sale of Westminster.

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

Discontinued Operations.

Westminster Pharmaceuticals: Westminster Pharmaceuticals bought US FDA approved prescription medication from licensed pharmaceutical wholesalers and manufacturers. These products were delivered and stored at a licensed logistics location in Olive Brach, MS and ready for delivery to our customer base once a product was sold. In late 2015 and early 2016 Westminster entered into multiple supply contracts with wholesale manufacturers of generic pharmaceuticals to begin selling Westminster private label generic pharmaceuticals to our customers. Revenue was generated from the sale of private label products owned by Westminster. This business line was not profitable for the Company, and Westminster was sold in December 2016 and the Company exited the private label generic pharmaceuticals business line. See Note 4 of the Notes to Consolidated Financial Statements for information concerning the sale of Westminster.

INTEGRA PHARMA SOLUTIONS, LLC (formerly Pinnacle Tek, Inc.): INTEGRA was our Information Technology consulting and staffing division, with particular focus on pharmaceutical data research and analytics on product shortages and pricing benchmarks. This business line was not profitable for the Company, and in early 2016 the company discontinued the INTEGRA division. We do not believe this will have any material effect on our operations going forward.

The Pharmaceutical Industry

According to the 2013-14 Economic Report on Retail, Mail, and Specialty Pharmacies by Adam J. Fein, Ph.D. the US pharmaceutical industry is a $330 billion industry consisting of over 65,000 pharmacy facilities and over 700 DEA-registered and 1,500 State-licensed suppliers. There are very few platforms currently in place to bring these participants together to share market knowledge, product pricing transparency and product availability. According to this, the pharmaceutical market is comprised primarily of three wholesalers that control an estimated approximately 92% of the market. Our management believes that this concentration has, over the years, led to a lack of price and cost transparency, thereby resulting in severe limitations on the purchasing choices of industry participants. These market dynamics have enabled these large wholesalers (McKesson, Cardinal Health and AmerisourceBergen), known as ADR distributors, to dominate the industry with respect to both generic and brand pharmaceuticals. The increasing concentration of generic medications (ANDA or Abbreviated New Drug Application), however, with many more expected to go to market in the near future (approximately $80 billion branded medications will lose their patent protection within the next ten years), have enabled smaller suppliers access to an increasing number of medications at highly discounted prices. In essence, the market is slowly changing towards one where medications will become a commoditized and trade influenced by price rather than the business relationships imposed by the dominant participants of the past.

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

Westminster Pharmaceuticals, LLC was our wholly-owned private label pharmaceutical distributer. In late 2015 and early 2016 Westminster entered into multiple supply agreements with wholesale manufacturers of generic pharmaceuticals to begin selling Westminster private label generic pharmaceuticals to our customers. Westminster had a licensed storage and distribution facility in Olive Branch, MS. Revenue was generated in 2015 and 2016 from the sale of private label products owned by Westminster. This business line was not profitable for the Company, and in December 2016 Westminster was sold and the Company exited the private label generic pharmaceuticals business.

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

Trxade is a web-based technology platform. Because we are not a manufacturing company, we don’t need any raw materials. Our module on the platform is supplier-to-pharmacy trade. We bring buyers and sellers together on this platform. Our major suppliers include National Apothecary Solutions, River City Pharmacy and South Pointe Wholesale, Inc.

Dependence on one or a few major customers.

As of the date of this Form 10-K, we have over 6,650 pharmacies and over 25 pharmaceutical suppliers as customers, with a market potential of approximately 24,000 independent pharmacies and 1,500 regional and local suppliers. We have a working relationship with over 25 wholesalers and the nation’s largest buying group. Although we feel those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the wholesalers decided no longer to do business with Trxade, the resulting supplier void would materially and adversely affect our competitiveness in the marketplace.

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

We are required to hold business licenses and to follow applicable state and federal government regulations detailed herein. Westminster Pharmaceuticals, LLC, our discontinued operation, which warehouses pharmaceutical products, requires requisite FDA and state approval, which was obtained.

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

The warehousing of pharmaceuticals is also restricted and requires additional state licenses. Some licenses require bonds and written exams and may take some time to approve. Westminster Pharmaceuticals, LLC, our discontinued operations, asked for formal pedigrees from the ADR wholesalers and provided pedigrees to those entities they sell to in the marketplace. This requirement limits liability and provides assurance if a recall is warranted that Trxade and its participants will receive value for the commodity.

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

Research and Development.

During the last two fiscal years, Trxade.com, InventoryRx.com, Pharmabayonline and RxGuru have been developed as proprietary software. For the years ended December 31, 2016 and 2015, $286,757 and $319,443 respectfully was spent by the company in development activities. None of these expenses were borne directly by customers.

Cost of compliance with environmental laws.

We are not aware of any costs or effects of our compliance with environmental laws.

Employees

Currently, we have 22 employees. We also utilize numerous outside consultants.

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

We expect to continue to incur losses for an indeterminate period of times

We have never been profitable. Our current business model has been in development since 2010. Revenues generated from the Company’s business consolidated operations for the years ending December 31, 2016 and 2015 were $2,481,866 and $2,912,525, respectively. We incurred operating losses for the years ending December 31, 2016 and 2015 of ($1,173,108) and ($256,582), respectively. We expect to incur further losses in the foreseeable future due to the significant costs associated with our business development, including costs associated with maintaining compliance under SEC reporting standards. We cannot assure you that our operations will ever generate sufficient revenues to fund our continuing operations or to fully implement our business plan, that we will ever generate positive cash flow from our operations, or that we will attain or thereafter sustain profitability in any future period.

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

The Company anticipates that it will require additional working capital for the Company to pursue continued development of products and service and marketing operations. The timing and amount of such capital requirements cannot be accurately predicted. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.

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

Profitability may be further increased as a result of lower cost of goods should the Company build stronger relationships with manufacturers and other larger buying groups that serve wholesalers/ distributors (examples include OptiSource International, Premier Wholesaler, Innovatix, LLC, etc.). On a larger scale those margins will drop depending upon the breath of products provided in the market and the sale turn rates required. We are currently undertaking a significant effort to increase our membership base through attendance at annual conferences and other strategies. Trxade has an expanded e-mail marketing strategy based on our competitive price advantages and product shortage and price trend analysis tools.

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

For the foreseeable future, the Company intends to pursue an aggressive growth strategy for the expansion of its operations through increased product development and marketing. The Company’s ability to rapidly expand its operations will depend upon many factors, including the Company’s ability to work in a regulated environment, market value added products effectively to independent pharmacies, establish and maintain strategic relationships with suppliers, and obtain adequate capital resources on acceptable terms. Any restrictions on the Company’s ability to expand may have a material adverse effect on the Company’s business, results of operations, and financial condition. Accordingly, there are no assurances that the Company will be able to achieve its targets for sales growth, or that the Company’s operations will be successful or achieve anticipated operating results.

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

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for resale in the public market, and if sold would increase the supply of our common stock, thereby causing a decrease its price. Some or all of our shares of common stock may be offered from time to time in the open market pursuant to compliance with Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may sell common stock into the market.

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

If we fail to remain current in our reporting requirements on the OTCBB, where we are publicly quoted, we could be removed from the OTCBB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

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

Suren Ajjarapu, our CEO, and Prashant Patel, our President, beneficially own, in the aggregate, over 83% of our Common Stock. As a result, these stockholders, acting together, will be able to influence many matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and may affect the market price of our stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of Property

We do not own any real property. We lease office space at: 1115 Gunn Hwy, Odessa, Florida 33556 from December 1, 2014 for approximately $72,000 per year under a 3-year lease agreement, occupying approximately 4400 square feet.

We believe our current and future facilities are adequate for our current and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities.

Item 3. Legal Proceedings

In addition to the legal matters below, in the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows

On November 19, 2015, Family Medicine Pharmacy, LLC filed a class-action claim against Trxade Group, Inc. and its wholly owned subsidiary Westminster Pharmaceutical, LLC, Inc. (Family Medicine Pharmacy, LLC v. Trxade Group, Inc. and Westminster, Inc., Case No.: 1:15-CV-00590-KD-B, United States District Court, Southern District of Alabama, Mobile Division). Family Medicine has served Trxade for allegedly utilizing a “junk fax” advertising program. On June 6, 2016, we entered a binding memorandum of understanding with the plaintiff related to this litigation to resolve all claims in exchange for Trxade funding a settlement fund in the amount of $200,000. The final judgment and approval was entered into on March 17, 2017. An accrual of $200,000 is recorded as of December 31, 2016.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

According to the records of our transfer agent, as of December 31, 2016, there were approximately 55 holders of record of our common stock, not including any persons who hold their stock in “street name.”

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

The following table sets forth the high and low bid price for each quarter within the fiscal years ended December 31, 2016 and 2015, as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year	Period	Bid Prices High	Bid Prices Low
2015	First Quarter	$1.70	$1.50
	Second Quarter	$1.75	$1.15
	Third Quarter	$1.50	$.55
	Fourth Quarter	$1.25	$.50
2016	First Quarter	$1.25	$.75
	Second Quarter	$1.02	$.74
	Third Quarter	$1.00	$.56
	Fourth Quarter	$.70	$.46

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.00001 par value per share, all of which 10,000,000 undesignated. The Company had no preferred shares outstanding at December 31, 2016 or as of the date of this filing.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2016, with respect to our compensation plans under which common stock is authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)

Equity compensation plans approved by stockholders (1)	1,044,500	.92	955,500	(2)
Equity compensation plans not approved by stockholders (3)	435,000	1.00	-
Total	1,479,500	.94	955,500

(1)

Consists of (i) options to purchase 669,500 shares of common stock issued and outstanding under the Trxade Group, Inc. 2014 Equity Incentive Plan, (ii) options to purchase 375,000 shares of common stock issued and outstanding under the Trxade Group, Inc. 2013 Equity Incentive Plan.

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

Stock Transfer Agent

Our Stock Transfer Agent is Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

Recent Sales of Unregistered Securities

During the past year, we issued and sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

Under a Private Offer Memorandum, 200,000 shares of common stock were issued for $300,000 cash, which included 100,000 shares in June 2016 and 100,000 shares in August. The common stock was sold at $1.50 per share. In connection with this common stock offering warrants to purchase 50,000 shares of common stock were issued at a strike price of $0.01 and an expiration date of five years

In September and October 2016, convertible promissory notes were issued in the aggregate amount of $211,725 to a related party, Nitel Patel, the brother of Prashant Patel, our President and major stockholder. The term of the notes was one year. Simple interest of 10% is payable at the maturity date of the notes. Prior to maturity the notes may be converted for common stock at a conversion price of $0.62. In connection with the notes, the holders of the notes were granted warrants to purchase 52,861 shares of common stock. These warrants were issued at a strike price of $0.62 and an expiration date of five years from date of issuance.

In October 2016 and December 2016 additional secured convertible promissory notes totaling $300,000 were issued in connection with similarly issued notes, first issued in October 2015. The term of the notes was three years, and these notes, together with other similarly issued notes, were cancelled in connection with the sale of Westminster (described in note 4) in December 2016. The holder of the note was granted a warrant to purchase a total of 183,335 shares of common stock at a strike price of $0.01 and an expiration date of five years from date of issuance.

On December 31, 2016, the Company entered into and consummated the sale of 100% of its equity interests in its wholly-owned subsidiary, Westminster Pharmaceuticals, LLC, a Delaware limited liability company (“Westminster”). The purchase price for Westminster included the cancellation of $1,500,000 of indebtedness with the buyer under the secured promissory note and the issuance of a warrant to purchase 1,500,000 shares of the Company’s common stock. The warrants were issued at a strike price of $0.01 per share, and have an expiration date of five years from date of grant under the term and conditions of a warrant agreement.

For additional discussion of our various debt arrangements see Note 5 of the Notes to Consolidated Financial Statements in Part IV of this Form 10-K The use of proceeds associated with the above listed sales of unregistered securities was for general working capital purposes. The issuances and grants described above were exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Act; (c) were non-U.S. persons; and/or (d) were officers or directors of the Company.

Repurchase of Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2016.

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

•

Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2016 and 2015.

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

We began operations under Trxade Nevada in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide enhanced pricing transparency, purchasing capabilities and other value added services on a single platform to focus on serving the nation’s approximately 24,000 independent pharmacies with an annual purchasing power of $96 billion. Our national supplier partners are able to fulfill orders on our platform immediately and provide the pharmacy with cost saving payment terms and next day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). Important additions to this platform further include the generation of pharmacy to pharmacy trading capabilities to help independents with their overstocked inventories in a more organized manner. The pharmacy to pharmacy trading was discontinued in March 2016. We expanded rapidly in 2015 and now have over 5,000 registered pharmacy members purchasing on our platform.

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

In 2015 and 2016, the Company, through Westminster Pharmaceuticals, LLC, our wholly-owned subsidiary and distribution division, launched a private label pharmaceutical product program, and entered into various supply contracts with pharmaceutical manufactures to supply Westminster with generic pharmaceutical products on a private label basis to sell to our customers. In connection with this expansion, Westminster and received significant funding in late 2015 and early 2016. Westminster was not profitable and in December 2016 the Company sold this division and exited the private label distribution business.

Company Organization

Trxade Group, Inc. (“Company”) owns 100% of Trxade, Inc., ShopRx, Ltd and INTEGRA PHARMA SOLUTIONS, LLC (formerly Pinnacle Tek, Inc.) The reverse subsidiary merger of Trxade, Inc. and Trxade Group, Inc. occurred in July 2013. INTEGRA was merged through a subsidiary with Trxade Group, Inc. in July 2013. The Company also owned 100% of Westminster Pharmaceutical LLC , which was formed in January 2013, until this division was sold in December 2016. The Company owns 100% of ShopRX, Ltd formed in 2016.

Trxade, Inc. is a web based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Inactive or discontinued segments:

Westminster Pharmaceutical LLC, provided US state licensed pharmacies and other buying groups with FDA approved pharmaceuticals under a private label program. This division was sold in December 2016.

In 2016 the Company formed ShopRX, Ltd. the Company’s UK based subsidiary. The Company had hoped to establish a similar business to Trxade, Inc. in the United Kingdom in the future under this entity. This division was shut down in December 2016 and has no material impact on the Company’s operation results.

INTEGRA PHARMA SOLUTIONS, LLC, (formerly Pinnacle Tek, Inc.) was the Company’s wholly-owned technology consulting division. This division is no longer active and has no material impact on the Company’s operation results.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $14,679 at December 31, 2016. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	December 31, 2016	December 31, 2015 Restated
Cash and cash equivalents	$14,679	$78,708
Current assets (excluding cash and cash equivalents)	322,445	445,440
Current liabilities (excluding short term debt)	703,831	1,361,350
Short term debt	770,763	399,303
Working Capital	(1,137,470)	(1,236,505)

Our principal sources of liquidity have been cash provided by operations, equity capital and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses. We anticipate these uses will continue to be our principal uses of cash in the future.

The decrease in cash and cash equivalents was primarily due to funding operating expenses. The decrease in our current assets was primarily due to lower accounts receivable and prepaid assets. Accounts receivable and prepaid assets decreased by $55,629 and $63,111, respectively.

Current liabilities decrease is primarily due to the sale of Westminster and liabilities from discontinued operations of $892,606.

Increased short term borrowings for funding operating expenses, increased short term debt by $371,460.

Liquidity Outlook cash explanation.

Cash Requirements

Our primary objectives for 2017 are to continue the development of the Trxade Platform and increase our client base and operational revenue. Additional funds will be needed to continue to expand our platform and customer base, and cover general and administrative expense. We expect to pursue raising capital to fund our operations and provide personnel to expand operations and required working capital. Through these efforts, management believe the Company will be able to obtain the liquidity necessary to fund company operations for the foreseeable future, however there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
General and administrative (1)	$2,425,000
Total	$2,425,000

(1)

Includes wages and payroll, legal and accounting, marketing, rent and web development.

Since inception, we have funded our operations primarily through debt and equity capital raises and operational revenue. In 2016, financing included short term notes payable of $209,159, short term related party notes payable of $10,000, short term related party convertible notes of $251,725, common stock issuance of $300,000 and warrants exercised for $240.

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

Cash Flows

The following table summarizes our Consolidated Statement of Cash Flows for the fiscal years ended December 31, 2016 and 2015:

	Fiscal Year Ended
	December 31, 2016	December 31, 2015
Loss from discontinued operations	$(1,587,017)	$(860,601)
Loss from continuing operations	(1,173,108)	(256,582)

Net cash provided by (used in) continuing operations:
Operating activities	(503,529)	90,386
Financing activities	621,389	406,667

Net cash provided by (used in) discontinued operations:
Operating activities	(809,889)	(2,064,162)
Investing activities	78,000	-
Financing activities	550,000	950,000

Net increase (decrease) in cash and cash equivalents	(64,029)	(617,109)

Cash used in discontinued operations for the fiscal year ended December 31, 2016 was $809,889. Cash used in continuing operations was $503,529. This is an increase of cash used in continuing operations of $593,915 from same period in 2015 and was due to increased staffing as the Company transitioned to its operational phase.

In 2016 cash used from discontinued operations of $809,889 resulted from building infrastructure in IT and purchasing inventory.

There were no investing activities in continuing operations.

Financing activities in 2015 included proceeds of $205,000 in short term debt and $200,000 in convertible notes, and proceed of $1,667 from warrant exercise.

Financing activities in 2016 included proceeds from short term related party debt of $10,000, convertible debt related party of $251,725, short-term debt of $209,159, proceeds of issuance of Common Stock of $300,000 and $240 from warrant exercise.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. For all years presented, the consolidated statements of income and consolidated balance sheet data set forth in this Form 10-K have been adjusted for the reclassification of discontinued operations information, unless otherwise noted. See Note 4 to the consolidated financial statements in Item 8 for additional information on discontinued operations.

Fiscal Year Ended December 31, 2016 Compared to Fiscal Year Ended December 31, 2015

Continuing Operations

	Fiscal Year Ending
	December 31, 2016	December 31, 2015

Revenues	$2,481,866	$2,912,525
Cost of Sales	16,362	189,838
Gross Profit	2,465,504	2,722,687

Operating Expenses:
General and Administrative	3,301,903	2,504,641
Warrants and Options Expense	147,630	355,116
Total Operating Expense	3,449,533	2,859,757

Loss on extinguishment of debt	37,579	-
Interest Expense	151,500	119,512

Loss from Continuing Operations	(1,173,108)	(256,582)
Loss from Discontinued Operations	(1,587,017)	(860,601)

Substantially all of our revenues during the years ended December 31, 2016, and 2015 were from platform revenue. Revenues decreased for the Fiscal Year ended December 31, 2016 to $2,481,866 compared to $2,912,525 for the comparable period in 2015. This decrease was attributable to the mix of pharmaceuticals sold on the platform, brands vs. generics, the fee for brands is lower than generic. Our sales department has continued to add customers in 2016 through direct marketing and customer training.

General and administrative expenses increased for the Fiscal Year ended December 31, 2016 to $3,301,903 compared to $2,504,641 for the comparable period in 2015. A large component of general and administrative expenses in 2015 and 2016 were legal claims, and an increase in employee cash compensation expense in the 2016 period due to increased staffing of our pharmaceutical platform as it reached its operational phase.

Warrant and options expense in the 2016 and 2015 period represents compensation cost related to the issuance of employee stock options.

Interest expense in 2016 was as a result of approximately $2,000,000 in debt borrowings. Interest expense in 2015 was as a result of approximately $1,000,000 in debt borrowings.

Discontinued Operations

Westminster Pharmaceuticals, LLC was sold in December 2016 as a discontinued operation the larger loss in 2016 was due to the increase in IT infrastructure and employee staffing to prepare for the sale of manufactured pharmaceuticals. For further discussion of the discontinued operations, see Note 4 of the consolidated financial statements contained under Item 8 of Part II of the Form 10-K.

Contractual Obligations and Commitments

In addition to our long-term debt obligations to our various lenders, we have certain other contractual working capital obligations, including contractual purchase obligations related to various supply contracts.

The following table summarizes our contractual obligations as of December 31, 2016:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3 - 5 years	More than 5 years

Short and Long-term debt obligations	$781,350	770,763	10,587	-	-

Operating lease obligations	83,910	71,922	11,987	-	-

Total Contractual obligations	$865,260	842,685	22,574	-	-

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2016.

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

Westminster Pharmaceutical LLC generates gross revenues from the sale of pharmaceutical drugs to independent pharmacies or wholesalers. The revenue recognized when four steps are met: (1) the price is fixed and determinable at the time of the transaction with an invoice; (2) The invoice is also persuasive evidence that an arrangement exists; (3) The products are delivered to the buyer; (4) The collectability of the resulting receivable is reasonably assured by credit check prior to the transaction and experience with the customer.

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

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TRXADE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Trxade Group, Inc.

Odessa, Florida

We have audited the accompanying consolidated balance sheets of Trxade Group, Inc. and its subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trxade Group, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the related results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has accumulated losses from operations since inception and has a working capital deficit as of December 31, 2016. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malone−bailey.com

Houston, Texas

March 30, 2017

Trxade Group, Inc.

Consolidated Balance Sheets

December 31, 2016 and 2015

Assets
	2016	2015
Current Assets
Cash	$14,679	$78,708
Accounts Receivable, net	299,113	354,742
Prepaid Assets	22,438	85,549
Other Current Assets	894	5,149
Total Current Assets	337,124	524,148
Other Assets
Assets Attributable to discontinued operations	-	1,503,522
Total Assets	$337,124	$2,027,670

Liabilities and Shareholder’s Equity (Deficit)
Current Liabilities
Accounts Payable	$236,849	$220,351
Accrued Liabilities	466,982	248,393
Short Term Notes Payable net of $40,306 and $15,000 discount	392,379	235,000
Short Term Convertible Payable net of $0 and $35,697 discount	165,000	164,303
Short Term Notes Payable – Related Party	10,000	-
Short Term Convertible Payable – Related Party net of $48,341 and $- discount	203,384	-
Liabilities Attributable to Discontinued Operations	-	892,606
Total Current Liabilities	1,474,594	1,760,653

Long Term Liabilities
Convertible Note net of $152 and $ - discount	10,587	-

Total Liabilities	1,485,181	1,760,653
Shareholder’s Equity (Deficit)
Series A Preferred Stock, $.00001 par value, 10,000,000 authorized; 0 and 0 issued and outstanding, as of December 31, 2016 and 2015, respectively	-	-
Common Stock, $0.00001 par value, 100,000,000 authorized; 31,660,827 and 31,435,827 issued and outstanding as of December 31, 2016 and 2015 respectively	316	314
Additional Paid-in Capital	7,260,723	5,915,674
Retained Earnings (Deficit)	(8,409,096)	(5,648,971)
Total Shareholder’s Equity (Deficit)	(1,148,057)	267,017
Total Liabilities and Shareholder’s Equity (Deficit)	$337,124	$2,027,670

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Operations
Years Ended December 31, 2016 and 2015

	Years Ended
	2016	2015

Revenues	$2,481,866	$2,912,525

Cost of Sales	16,362	189,838
Gross Profit	2,465,504	2,722,687

Operating Expenses
General and Administrative	3,449,533	2,859,757

Operating Loss	(984,029)	(137,070)

Loss on Extinguishment of Debt	37,579	-
Interest Expense	151,500	119,512

Loss from Continuing Operations	(1,173,108)	(256,582)

Loss from Discontinued Operations	(1,587,017)	(860,601)

Net Loss	$(2,760,125)	$(1,117,183)

Net Loss per Common Share – Basic and diluted:
Continuing operations	$(0.04)	$(0.01)
Discontinued operations	$(0.05)	$(0.03)

Total	$(0.09)	$(0.04)

Weighted Average Common Shares outstanding Basic and Diluted	31,544,868	31,315,735

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Changes in Shareholder's Equity (Deficit)

Years Ended December 31, 2016 and 2015

							Total
					Additional		Shareholder’s
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity
Balance at	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

December 31, 2014	-	$-	31,269,160	$312	$5,199,917	$(4,531,788)	$688,441
Warrants converted to common stock	-	-	166,667	2	1,665	-	1,667
Options Expenses	-	-	-	-	355,116	-	355,116
Beneficial conversion features and relative fair value of warrant	-	-	-	-	358,976	-	358,976
Net Loss	-	-		-	-	(1,117,183)	(1,117,183)
December 31, 2015	-	$-	31,435,827	$314	$5,915,674	$(5,648,971)	$267,017

Common Stock Issued for Cash	-	-	200,000	2	299,998	-	300,000
Common Stock Issued for warrant exercise	-	-	25,000	-	240	-	240
Warrants Issued for debt Amendment	-	-	-	-	37,579	-	37,579
Warrants Issued for sale of Westminster	-	-	-	-	688,143	-	688,143
Options Expenses	-	-	-	-	147,630	-	147,630
Beneficial Conversion features and Relative fair value of warrant	-	-	-	-	171,459	-	171,459
Net Loss	-	-	-	-	-	(2,760,125)	(2,760,125)
December 31, 2016	-	$-	31,660,827	$316	$7,260,723	$(8,409,096)	$(1,148,057)

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2016 and 2015

	2016	2015
Operating Activities:
Net Loss	$(2,760,125)	$(1,117,183)
Loss From discontinued operations	1,587,017	860,601
Adjustments to reconcile net loss to net cash used in
Operating activities:
Bad Debt Expense	-	23,528
Recovery of Bad Debt	(150)	-
Depreciation	-	3,802
Options expense	147,630	355,116
Loss on Debt Extinguishment	37,579	-
Amortization of Debt Discount	111,288	101,396
Changes in operating assets and liabilities:
Accounts Receivable	55,779	(39,123)
Prepaid Assets and Other Current Assets	67,366	(44,672)
Accounts Payable	16,498	(67,796)
Accrued Liabilities and Other Liabilities	233,589	14,717
Net Cash provided (used) in operating activities	(503,529)	90,386

Financing Activities:
Cash paid as Original Issue Discount	(45,000)	-
Proceeds from Debt – Related Parties	10,000	-
Repayments of Debt Note Payable	(54,735)	-
Proceeds from Debt Note Payable	209,159	205,000
Repayments of Convertible Note	(50,000)	-
Proceeds from Convertible Note	-	200,000
Proceeds from Convertible Note – Related Parties	251,725	-
Proceeds from Issuance of Common Stock	300,000	-
Proceeds from Warrants exercise	240	1,667
Net Cash provided by financing activities	621,389	406,667

Discontinued Operations:
Net cash used in operating activities	(809,889)	(2,064,162)
Net cash used in investing activities	(78,000)	-
Net cash provided by financing activities	550,000	950,000
Net cash used in discontinued operations	(181,889)	(1,114,162)

Net increase or (Decrease) in Cash	(64,029)	(617,109)
Cash at Beginning of the Year	78,708	695,817
Cash at End of the Year	$14,679	$78,708

Supplemental Cash Flow Information
Cash Paid for Interest	$23,556	$4,935
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Reclass from accrued interest to short term convertible notes	$15,000	$-
Beneficial conversion features and relative fair value of warrant	$171,459	$358,976

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ending December 31, 2016 and 2015

NOTE 1 – ORGANIZATION

Trxade Group, Inc. (“Company”) owns 100% of Trxade, Inc., and ShopRX, Ltd. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in May 2013. ShopRx, Ltd. was formed in 2016.

Trxade, Inc. is a web based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

In December 2016 the Company sold Westminster Pharmaceutical LLC. Westminster provided US state licensed pharmacies and other buying groups with FDA approved pharmaceuticals. The Westminster Pharmaceuticals LLC division, which was sold in December 2016, is included in the consolidated financial statements as discontinued operations and is fully described in Note 4 – DISCONTINUED OPERATIONS.

INTEGRA PHARMA SOLUTIONS, LLC (formerly Pinnacle Tek, Inc.) is a technology consultant provider that supports the programming needs of parent company and also provides other information technology consulting services. The company is no longer active.

In December 2016 the Company ceased operation of ShopRX, Ltd. the Company’s UK based subsidiary. The Company had hoped to establish a similar business to Trxade, Inc. in the United Kingdom under this entity. The startup costs were expensed.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principle of Consolidation – The Company financial statements include the accounts of Trxade Group, Inc., Trxade, Inc., and INTEGRA PHARMA SOLUTIONS, LLC (formerly Pinnacle Tek, Inc). All significant intercompany accounts and transactions have been eliminated. The Westminster Pharmaceuticals LLC division, which was sold in December 2016, is included in the consolidated financial statements as discontinued operations and is fully described in Note 4 - DISCONTINUED OPERATIONS.

Cash and Cash Equivalents – Cash in bank accounts are at risk to the extent that they exceed U.S. Federal Deposit Insurance Corporation insured amounts. All investments purchased with a maturity of three months or less are cash equivalents. Cash and cash equivalents are available on demand and are generally within of FDIC insurance limits for 2016.

Accounts Receivable – The Company’s receivables are from customers and are collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the year ended December 31, 2016 and 2015, $150 of recovery of bad debt and $23,528 of bad debt expense was recognized, respectively.

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

Trxade, Inc. generates net fee income as a percentage of the total transactions between the buyer (independent pharmacies) and the seller (wholesaler) of pharmaceutical drugs on the Trxade web-based platform. Revenue is recognized when four steps are met: (1) the price is fixed and determined as the buyer orders the drugs from the wholesaler; (2) The wholesaler has signed a contract with Trxade, Inc. which recognizes that an arrangement exists; (3) The wholesaler delivers the drugs purchased to the buyer, products are delivered; (4) The collectability is reasonably assured by the wholesaler through prior credit checks and payment experience. In 2016, three customers each generated more than 10% of total revenue.

Westminster Pharmaceutical LLC generated gross revenues from the sale of pharmaceutical drugs to independent pharmacies or wholesalers. The revenue recognized when four steps are met: (1) the price is fixed and determinable at the time of the transaction with an invoice; (2) The invoice is also persuasive evidence that an arrangement exists; (3) The products are delivered to the buyer; (4) The collectability of the resulting receivable is reasonably assured by credit check prior to the transaction and experience with the customer. The Westminster revenue is presented as discontinued operations and is fully described in Note 4 - DISCONTINUED OPERATIONS.

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

Income (loss) Per Share – Basic net loss per common share is computed by dividing net loss available to commons stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilute. At December 31, 2016 and 2015 diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

The following table sets forth the computation of basic and diluted Loss per Share:

	December 31, 2016	December 31, 2015
Numerator:

Net Loss	$(2,760,125)	$(1,117,183)

Net Loss from discontinued operations	(1,587,017)	(860,601)

Net Loss from continuing operations	(1,173,108)	(256,582)

Numerator for basic and diluted EPS – income (loss)
Available to common shareholders	(2,760,125)	(1,117,183)

Numerator for basic and diluted EPS – income (loss)
From discontinued operations	(1,587,017)	(860,601)

Numerator for basic and diluted EPS – income (loss)
From continuing operations	(1,173,108)	(256,582)

Denominator:
Denominator for basic EPS –
Weighted average shares	31,544,868	31,315,735

Denominator for diluted EPS – adjusted
Weighted-average shares and assumed Conversions	31,544,868	31,315,735

Basic and Diluted loss per common share	$(.09)	$(.04)

Basic and Diluted loss per common share
From discontinued Operations	$(.05)	$(.03)

Basic and Diluted loss per common share
From continuing Operations	$(.04)	$(.01)

Concentration Of Credit Risks – Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp. limits. At December 31, 2016 and 2015, there was no uninsured cash. Other financial instruments include accounts payable and amounts due on notes payable, the carrying value of these instruments represent their fair value.

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

NOTE 4 – DISCONTINUED OPERATIONS

On December 31, 2016, the Company entered into and consummated the sale of 100% of its equity interests in its wholly-owned subsidiary, Westminster Pharmaceuticals, LLC, a Delaware limited liability company (“Westminster”). The purchase price was the transfer of $1,197,354 assets, the transfer of $(3,908,296) of liabilities, 1,500,000 warrants issued with a fair market value of $688,143 which was calculated based on Black-Scholes model, cancellation of $1,557,810 intercompany balance due to Trxade Group, Inc. and remaining debt discount of $267,381 being written off. The transaction resulted in a gain of $197,608. The schedule below summarizes the sale arrangement:

Assets transferred	$1,197,354
Liabilities transferred	$(3,908,296)
Cancellation of intercompany payables	$1,557,810
Write-off unamortized debt discount	$267,381
Issuance of 1,500,000 warrants	$688,143
Gain on sale of Westminster	$(197,608)

Results of Discontinued Operations for the:

	Year Ended December 31, 2016	Year Ended December 31, 2015
Revenue	$2,966,411	$2,087,499
Cost of Goods Sold	$2,673,338	$1,746,050
Operating Expenses	$2,077,698	$1,202,050
Loss from discontinued operations	$(1,784,625)	$(860,601)

Assets and Liabilities of Discontinued Operations as of

	December 31, 2016	December 31, 2015
Cash	$65,386	$781,423
Accounts Receivable	30,499	143,359
Inventory, net of $30,413 obsolescence reserve	641,525	284,718
Prepaid Assets and other advances	75,221	115,812
Fixed Assets, net of accumulated amortization	65,000	-
Other Assets	319,723	178,210
Total Assets	$1,197,354	$1,503,522

Intercompany payable	$1,557,810	$-
Accounts payable	620,881	135,810
Accrued Liabilities	229,605	48,408
Convertible Note	1,500,000	708,388
Total Liabilities	$3,908,296	$892,606

In July 2016, the purchase of ERP software was completed. The cost of the acquisition was $78,000. The depreciation for the current year is $13,000.

Convertible Promissory Note Assumed

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

In June, October and December 2016, an additional $250,000, $200,000 and $100,000, respectively, was issued under the secured convertible promissory notes. The holders of the notes were granted additional warrants (under the same terms above) to purchase 83,334, 66,667 and 33,334, respectively, shares of common stock at a strike price of $0.01.

The Company evaluated the embedded conversion feature within the above convertible notes under ASC 815-15 and ASC 815-40 and determined embedded conversion feature does not meet the definition of a liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable. The Company also uses the Black-Scholes pricing model to estimate the fair value of the warrants issued along with convertible notes on the date of grant.

The Company accounted for relative fair value of the warrants issued and a total debt discount of $251,883 was recorded in 2015. An additional discount of $106,069 was recorded in 2016.

As part of the purchase and sale agreement the $1,500,000 note was cancelled and the remaining debt discount of $267,381 was expensed immediately at December 31, 2016.

NOTE 5 –DEBT AND RELATED PARTIES DEBT

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

In April and May 2016, $50,000 of the $200,000 in convertible promissory notes (plus $5,000 in interest) was repaid. A one-year extension was executed on the remaining notes and the interest owed, totaling $15,000 became part of the adjusted principal of notes and the balance of $165,000 is due May 2017. In connection with the one-year extension of the maturity date of the outstanding notes, the holders of the notes were granted warrants at one common stock for $4.00 of the note amount, and warrants to purchase 41,250 shares of common stock were issued at a strike price of $1.50 and an expiration date of five years from date of issuance. The amendment of the note was considered a debt extinguishment and a loss on extinguishment of debt was booked in the amount of $37,579.

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

The Company also uses the Black-Scholes pricing model to estimate the fair value of the warrants issued along with convertible notes on the date of grant. The Company accounted for the relative fair value of the warrants issued and a total debt discount $53,546 and $0 was recorded in 2015 and 2016 respectively.

During 2016, a debt discount of $ $35,697 was amortized. As of December 31, 2016, the short term convertible notes had a principal balance of $165,000 with an unamortized debt discount of $0.

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

In May 2016, the promissory note was renewed in the face amount of $250,000 and the term was extended an additional year. The note has an original issuance discount of $45,000 and this amount was paid in cash at the renewal. During 2016, a debt discount of $45,000 was amortized. As of December 31, 2016, the promissory note has a balance of $235,000 with an unamortized debt discount of $15,000.

In October 2016, a promissory note was issued in the face amount of $12,159. The term of the note was 30 days. It was paid in November of 2016.

In October 2016, a promissory note was issued in the face amount of $47,000. The term of the note was one year. Payments are made daily and $3,917 of principal was paid in 2016. At December 31, 2016 the balance was $43,083.

In September 2016, a promissory note was issued for $189,000. The term of the note is 494 days. The debt discount was $39,000 thus the initial net proceeds were $150,000. At December 31, 2016, $139,602 was classified as short term with a discount of $25,306 and $10,739 was classified as long term with a discount of $152. Payments are made each weekday in the amount of $537. During 2016, $38,659 was paid off by cash, a debt discount of $13,542 was amortized.

As of December 31, 2016, short term promissory note has a balance of $392,379, net of $40,306 unamortized debt discount and long term promissory note has a balance of $10,587 net of $152 unamortized debt discount

Related Party Convertible Promissory Note

In August 2016, $40,000 in promissory notes were issued to Mr. Shilpa Patel, a relative of Mr. Prashant Patel. The term of the note was one year. Simple interest of 10% is payable at the maturity date of the note. Prior to maturity the note may be converted for common stock at a conversion price of $1.50.

The Company evaluated the embedded conversion feature within the above convertible notes under ASC 815-15 and ASC 815-40 and determined that the embedded conversion feature does not meet the definition of a derivative liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and $0 was recorded as of the grant date.

In September and October 2016, convertible promissory notes were issued in the aggregate amount of $211,725 to a related party, Mr. Nitel Patel, the brother of Mr. Prashant Patel. The term of the notes was one year. Simple interest of 10% is payable at the maturity date of the notes. Prior to maturity the notes may be converted for common stock at a conversion price of $.62. In connection with the notes, the holders of the notes were granted warrants to purchase 52,861 shares of common stock. These warrants were issued at a strike price of $.62 and an expiration date of five years from date of issuance.

The Company evaluated the embedded conversion feature within the above convertible notes under ASC 815-15 and ASC 815-40 and determined that the embedded conversion feature does not meet the definition of a derivative liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and a total debt discount of $65,390 was recorded as of the grant date.

During 2016, a debt discount of $17,049 was amortized. As of December 31, 2016, the short term related party convertible notes had a principal balance of $251,725 with an unamortized debt discount of $48,341.

Related Party Promissory Note

In November 2016, Mr. Prashant Patel loaned the Company $10,000. The term of the loan is 90 days and is at zero percent interest. The balance at December 31, 2016 was $10,000.

NOTE 6 – STOCKHOLDERS’ EQUITY

2015

During fiscal year 2015, 166,667 warrants were exercised for common stock at $0.01 per share for total proceed of $1,667.

2016

Under a Private Offer Memorandum, 200,000 shares of common stock were issued for $300,000 cash, which included 100,000 shares in June 2016 and 100,000 shares in August. The common stock was sold at $1.50 per share. In connection with this common stock offering warrants to purchase 50,000 shares of common stock were issued at a strike price of $0.01 and an expiration date of five years.

During fiscal year 2016, 25,000 warrants were exercised for common stock at $0.01 per share for total proceed of $240.

NOTE 7 - WARRANTS

In 2015, from April to May, 50,000 warrants were issued along with convertible debt. In November and December 2015, 326,667 warrants were issued along with convertible debt. See Note 4 and 5.

In 2016, 41,250 warrants were issued as the consideration of the debt amendment. See Note 5.

In 2016, 236,196 warrants were issued along with convertible debt. See Note 4 and 5.

In 2016, 25,000 warrants were exercised at the price of $240 and 50,000 warrants were issued along with stock subscription, refer to Note 6.

In December 2016, 1,500,000 warrants were issued in connection to the sale of Westminster. The fair value of the warrants were calculated based on Black-Scholes model. See Note 4.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during the years ended December 31, 2016 and 2015:

2016 and 2015

Expected dividend yield	0%
Weighted-average expected volatility	200%
Weighted-average risk-free interest rate	0.48% - 1.36%
Expected life of warrants	5 years

The Company’s outstanding and exercisable warrants as of December 31, 2016 and 2015 are presented below:

	Number	Weighted Average	Contractual	Intrinsic
	Outstanding	Exercise Price	Life in Years	Value

Warrants Outstanding as of December 31, 2014	635,000	$0.69	4.15	$515,500

Warrants Granted	376,667	$0.21	5.00	-
Warrants Forfeited	-	-	-	-
Warrants Exercised	(166,667)	$0.01	-	-

Warrants Outstanding as of December 31, 2015	845,000	$0.61	3.77	$435,900

Warrants Granted	1,827,446	$0.06	5.0	-
Warrants Forfeited	-	-	-	-
Warrants Exercised	(25,000)	$0.01	-	-

Warrants Outstanding as of December 31, 2016	2,647,446	$0.24	4.24	$930,751

NOTE 8 - OPTIONS

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

Stock Options were granted during 2016 and 2015 to employees totaling, 189,000 and 740,000 respectfully. These options vest in up to 5 years and are granted with an exercise price of between $.75 - $1.60 and the expiration date up to five years after the last vesting period. The last options expire December 2026.

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

Under the Black-Scholes option price model, fair value of the option granted is estimated at $184,697 at December 31, 2016.

During the year ended December 31, 2016, 300,750 options were forfeited due to employee resignation. The options were not vested and the option expense reversed was $139,954. During the year ended December 31, 2016, another 43,750 options expired.

The following table summarizes the assumptions used to estimate the fair value of stock options granted during the Years Ended December 31, 2016 and 2015:

2016 and 2015

Expected dividend yield	0%
Weighted-average expected volatility	200%
Weighted-average risk-free interest rate	0.48% - 2.11%
Expected life of options	2 - 7 years

Total compensation cost related to stock options was $147,630 and $355,116 for the years ended December 31, 2016 and 2015. As of December 31, 2016, there was $163,687 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 5.55 years. The following table represents stock option activity as of and for the two years ended December 31, 2016:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding at December 31, 2014	900,000	1.00	3.41
Exercisable at December 31, 2014	112,500	1.00	3.16	$56,250

Forfeited	(420,000)	1.37	6.68
Granted	740,000	1.32	9.34
Expired	(20,000)	1.00	2.08

Outstanding at December 31, 2015	1,200,000	1.07	5.19
Exercisable at December 31, 2015	332,000	1.04	3.34	$28,000

Forfeited	(300,750)	1.03	7.87
Granted	189,000	1.00	9.25
Expired	(43,750)	1.16	8.08

Outstanding at December 31, 2016	1,044,500	0.92	3.38
Exercisable at December 31, 2016	584,000	1.05	3.02	$-

NOTE 9 – INCOME TAXES

At December 31, 2016 and 2015 deferred tax assets consist of the following:

	December 31, 2016	December 31, 2015
Federal loss carry forwards	$1,840,249	$990,169
Less: valuation allowance	(1,840,249)	(990,169)
	$-	$-

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

The estimated net operating loss carry forwards of approximately $5,257,856 begin to expire in 2033 for both federal and state purposes.

NOTE 10 – RELATED PARTIES

Rental Payments were made to Sansur Associates in December 31, 2015 of $1,000.

Trxade Group, Inc. owed management wages to Mr. Prashant Patel and Mr. Suren Ajjarapu at December 31, 2016 of $132,012 and $76,971, respectively and at December 31, 2015 of $87,500 and $50,000, respectively.

See related party debt activities in Note 5.

NOTE 11 – Commitments and Contingencies

The Company leases its premises in Odessa, Florida under an operating lease that expires in 2018. Future minimum rental payments under these non-cancelable operating leases as of December 31, 2016 are:

2017	$71,922
2018	$11,988

Total	$83,910

On November 19, 2015, Family Medicine Pharmacy, LLC filed a class-action claim against Trxade Group, Inc. and its wholly owned subsidiary Westminster Pharmaceutical, LLC, Inc. (Family Medicine Pharmacy, LLC v. Trxade Group, Inc. and Westminster, Inc., Case No.: 1:15-CV-00590-KD-B, United States District Court, Southern District of Alabama, Mobile Division). Family Medicine has served Trxade for allegedly utilizing a “junk fax” advertising program. On June 6, 2016, we entered a binding memorandum of understanding with the plaintiff related to this litigation to resolve all claims in exchange for Trxade funding a settlement fund in the amount of $200,000. The final judgment and approval was entered into on March 17, 2017 for $200,000. An accrual of $200,000 is recorded on book as of December 31, 2016.

NOTE 12 - SUBSEQUENT EVENTS

In January 2017 Mr. Ajjarapu and Mr. Patel suspended their executive salaries of $165,000 and $125,000, respectively, for a period of four months. All of our executives are at-will employees or consultants. Each of Messrs. Ajjarapu and Patel are parties to an at-will executive employment agreement.

In January 2017 under a Private Offer Memorandum, 250,000 shares of common stock were issued for $250,000 cash. The common stock was sold at $1.00 per share. In connection with this common stock offering warrants to purchase 87,500 shares of common stock were issued at a strike price of $0.01 and an expiration date of five years.

In March 2017, 50,000 shares were issued for legal services.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2016, that our disclosure controls and procedures were not effective.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, management believes that the Company’s internal controls over financial reporting were not effective as of December 31, 2016. Specifically, management’s evaluation was based on the following material weakness which existed of December 31, 2016:

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

During the year December 31, 2016, we reevaluated our most recent assessment of internal controls and concluded that that our internal controls were still not effective. The Company has recently engaged additional accounting support to provide more resources and expand the technical accounting knowledge.

Changes in Internal Control Over Financial Reporting

As an early stage company, we continue to develop our internal control systems. We continue to seek additional financial reporting and accounting experience and expertise. Except as otherwise discussed above, there were no changes in our internal controls over financial reporting during the year ended December 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers as of March 30, 2017:

Name	Position	Age	Director/Officer Since
Suren Ajjarapu	Chairman, Chief Executive Officer and Secretary	45	January 2014
Prashant Patel	Director, President and Chief Operating Officer	42	January 2014
Donald G. Fell	Director	71	January 2014
Howard A. Doss	Chief Financial Officer	62	January 2014
Michael L. Peterson	Director	55	August 2016

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

Prashant Patel, Director, President and Chief Operating Officer

Mr. Patel has served as our full-time President and COO, and as a director since our acquisition of Trxade Nevada on January 8, 2014, and as the COO and President and as a director of Trxade Nevada since its inception.. Mr. Patel is a registered pharmacist and pharmaceutical consultant with over ten years of experience in retail pharmacy and pharmaceutical logistics and the founder of several pharmacies in the Tampa Bay area, in Florida. Mr. Patel has been a President and Member of the Board of Trxade since August 2010. Since October 2008, Mr. Patel has been Managing Member of the APAA LLC, a pharmacy. Since April 2007, Mr. Patel has been a Vice President of Holiday Pharmacy, Inc., a pharmacy. Mr Patel graduated from Nottingham University School of Pharmacy and practiced in the UK before obtaining his masters in Transport, Trade and Finance from Cass Business School, City University, UK. Our Board of Directors believes that Mr. Patel’s history with our company, from both an operational standpoint and that of a member of management, are vital to the Board’s collective knowledge of our day-to-day operations.

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

Michael L. Peterson, Director

Mr. Michael L. Peterson is President & Chief Executive Officer at PEDEVCO Corp. He is on the Board of Directors at Trxade Group, Inc.

Mr. Peterson was previously employed as Chairman, President & Chief Executive Officer by Nevo Energy, Inc., Chairman, President & Chief Executive Officer by Solargen Energy, Inc., Chief Financial Officer, Director & Executive VP by Blast Energy Services, Inc., Managing Partner by Pascal Management LLC, Managing Partner by American Institutional Partners LLC, and Vice President by Goldman Sachs & Co. He also served on the board at AE Biofuels, Inc., American Ethanol, Inc., Aemetis, Inc., and Navitas Corp. Our Board of Director’s believes that Mr. Peterson’s extensive experience in finance and business will provide us with valuable insight as we seek to execute our business strategy.

He received his undergraduate degree from Brigham Young University and an MBA from BYU Marriott School.

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

Mr. Fell and Mr. Peterson serve on the audit committee, where Mr. Peterson acted as chairman of the audit committee. Mr. Fell and Mr. Peterson each qualify as an “audit committee financial expert” as such term has been defined by the SEC in Item 407(d)(5) of Regulation S-K. Our board of directors has affirmatively determined that Mr. Fell and Mr. Peterson meet the definition of “independent directors” for the purposes of serving on the audit committee under applicable SEC rules, and we intend to comply with these independence requirements within the time periods specified.

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

Mr. Fell and Mr. Peterson serve on the compensation committee, and Mr. Fell serves as the chairman.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serve on the compensation committee or board of directors of any other company of which any of the members of our compensation committee or any of our directors is an executive officer.

Code of Business Conduct and Ethics

Our Board of Directors had adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics will be available for review in print, without charge, to any stockholder who requests a copy by writing to us at Trxade Group, Inc., 1115 Gunn Hwy, Odessa, Florida, 33556, Attention: Investor Relations. Each of our directors, employees and officers are required to comply with the Code of Business Conduct and Ethics.

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

Based solely on our review of the copies of such forms received or written representations from the Reporting Persons, we believe that, with respect to the fiscal year ended December 31, 2016, all of the Reporting Persons complied with all applicable Section 16 filing requirements on a timely basis.

Item 11. Executive Compensation

The following table sets forth the compensation for the fiscal years ended December 31, 2016 and 2015 for services rendered to us (including our subsidiary, Trxade, Inc.) by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Suren Ajjarapu
Chairman of the Board,	2015	$100,000(1)	-	-	-	-	-	-	$100,000
Chief Executive Officer, and Director	2016	$148,750(1)	$50,000	-	-	-	-	-	$198,750

Prashant Patel
Chief Operating Officer,	2015	$125,000(2)	-	-	-	-	-	-	$125,000
President and Director	2016	$125,000(2)	$50,000	-	-	-	-	-	$175,000

Howard A. Doss	2015	$52,500(3)	-	-	-	-	-	-	$52,500
Chief Financial Officer	2016	$60,000(3)	-	-	-	-	-	-	$60,000

(1) The amount shown reflects compensation under an at will employment agreement with the Company.

(2) The amount shown reflects compensation under an at will employment agreement with the Company.

(3) The amount shown reflects compensation under a consulting agreement with the Company.

Employment and Consulting Agreements

All of our named executives are at-will employees or consultants. The Company has entered in an at-will employment agreement with Mr. Ajjarapu, with annual salary of $165,000 and a possible $50,000 performance bonus. The Company has entered in an at-will employment agreement with Mr. Patel, with annual salary of $125,000 and a possible $50,000 performance bonus. In January 2017, each of Messrs. Ajjarapu and Patel suspended their executive salaries through April 30, 2017, a period of four months. The Company has an hourly rate consulting arrangement with Mr. Doss. The Company has also entered into indemnification agreements with its officers and directors. The annual bonus payable to each of Mr. Ajjarapu and Mr. Patel is based upon executive’s performance and the Company’s attainment of objectives established by the Board of Directors or Compensation Committee of the Board. With respect to any subjective milestones, the determination of whether executive has attained the mutually agreed upon milestones for the bonus shall be reasonably determined by the Board or the Compensation Committee.

Compensation of the Board of Directors

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a director of Trxade Group, Inc. for some portion or all of 2016 and 2015. Other than as set forth in the table and described more fully below, Trxade Group, Inc. did not pay any fees, made any equity or non-equity awards, or paid any other compensation, to its non-employee directors. All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation above.

Name	Fees Earned or paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
2015
Donald Fell	$3,750	-	-	-	$3,750
Fernando Sanchez	$3,750	-	$75,000(1)	-	$78,750
2016
Donald Fell	$5,000	-	$25,000	-	$30,000
Fernando Sanchez	$5,000	-	$25,000	-	$5,000
Michael Peterson	$1,250	-	-	-	$1,250

(1)

In March 2015, the Company granted Mr. Sanchez options to purchase 100,000 shares of Common Stock, vesting over four years and exercisable at $1.61 per share. 100,000 have been forfeited.

In April 2016, the Company granted Mr. Sanchez options to purchase 25,000 shares of Common Stock, vesting over four years and exercisable at $1.02 per share. All have been forfeited.

In April 2016, the Company granted Mr. Fell options to purchase 25,000 shares of Common Stock, vesting over four years and exercisable at $1.02 per share.

Non-employee directors are paid $5,000 for board responsibilities. The Company has also entered into an indemnification agreement with Messrs. Fell, Sanchez and Peterson.

Outstanding Option Equity Awards at 2016 Fiscal Year End

The following table sets forth information as of December 31, 2016 concerning unexercised options, unvested stock and equity incentive plan awards for each of the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2016

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard A. Doss, Chief Financial Officer	1/20/2014	--	150,000(1)	--	1.00	1/1/2024	---	---	---	---
	4/1/2016	--	12,750(2)	--	1.02	4/1/2026	---	---	---	---

(1)

Vesting is 25% of the total number of shares on the one year anniversary of the vesting commencement date of 1/20/2014 and 25% shall vest on each one year anniversary.

(2)

Vesting is 5% of the total number of shares each quarter of the vesting commencement date of 4/1/2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our securities as of March 30, 2017 by (i) each of our named executive officers and directors; (ii) each person known to us who owns beneficially more than 5% of any class of our outstanding equity securities; and (iii) all of our executive officers and directors as a group. The number of shares and the percentage of shares beneficially owned by each such person or group, as set forth below, include shares of common stock that such person or group had the right to acquire on or within sixty days after March 18, 2017 pursuant to the exercise of vested and exercisable options or warrants. References to options or warrants in the footnotes to the table below include only options or warrants to purchase shares that were exercisable on or within sixty days after March 30, 2017.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Beneficially Owned (3)

Directors and Named Executive Officers:
Suren Ajjarapu, Chairman, CEO (4)	14,150,000	44.3%
Prashant Patel, Director, COO, and President (5)	12,250,000	38.3%
Donald G Fell, Director (6)	77,500	*
Howard Doss, CFO (7)	151,500	*
Michael L Peterson, Director	-	-
Gajan Mahendiran (8)	2,843,335	8.2%

All executive officers and directors as a Group (five persons)	26,629,000	83.3%
Greater than 5% Stockholders

* Less than one 1%

(1)Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Trxade Group, Inc., 1115 Gunn Hwy, Odessa, Florida, 33556.

(2)Based on 31,960,827 shares of Common Stock outstanding on March 30, 2017. Does not include shares issuable upon exercise of (i) 1,190,000 stock options currently outstanding, (ii) warrants to purchase 845,000 shares of Common Stock, (iii) 810,000 shares which are reserved for the Company’s 2014 Equity Incentive Plan, none of which shares are issuable within 60 days of the date set forth above, or (iv) stock issuable upon the conversion of outstanding promissory notes, including up to 133,333 shares of Common Stock which may issuable upon the conversion of $200,000 of promissory notes due April 2016, and 380,000 shares of Common Stock which may be issuable upon the conversion of $950,000 of promissory notes due in October 2018.

(3)Except as otherwise indicated, we believe that the beneficial owner of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(4)Includes (i) 7,550,000 shares owned directly by Mr. Ajjarapu, (ii) 4,050,000 shares owned by Sandhya Ajjarapu, Mr. Ajjarapu’s wife, for whom Mr. Ajjarapu claims beneficial ownership, (iii) 1,275,000 shares owned by the Surendra Ajjarapu Revocable Trust of 2007, for whom Mr. Ajjarapu claims beneficial ownership as Trustee, and (iv) 1,275,000 shares owned by the Sandhya Ajjarapu Revocable Trust of 2007, for whom Mr. Ajjarapu claims beneficial ownership as Trustee.

(5)Includes (i) 7,350,000 shares owned directly by Mr. Patel, (ii) 2,500,000 shares owned by Rina Patel, Mr. Patel’s wife for whom Mr. Patel claims beneficial ownership, and (iii) 2,400,000 shares owned by the Patel Trust, for whom Mr. Patel claims beneficial ownership as Trustee.

(6) Includes 77,500 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the applicable date above.

(7) Includes 151,500 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the applicable date above.

(8) Includes 833,334 shares of Common Stock of the Company and warrants to purchase 2,010,001 shares of Common Stock at an exercise price of $0.01 per share that are exercisable within 60 days of the applicable date above, and which are held jointly with Mr. Mahendiran’s wife, Amudha Mahendiran, as tenants by entirety.

There are no current arrangements among any of the foregoing persons which would result in a change in control.

There are no current arrangements among any of the foregoing persons which would result in a change in control.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,691,946	$0.47	955,500
Equity compensation plans not approved by security holders	-	-	-
Total	3,691,946	$.47	955,500

The equity compensation plans approved by the Company's security holders are the 2014 Equity Incentive Plan (“2014 Stock Plan”) of Trxade Group, Inc., Delaware corporation, and the 2013 Equity Incentive Plan of Trxade Group, Inc., a Nevada corporation and predecessor in interest to Trxade Group, Inc., a Delaware corporation. The above listed equity compensation plans were adopted as of December 31, 2016, with the approval of security holders.

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

Plan Limit. The Company has reserved 2,000,000 Common Shares for issuance under the 2014 Stock Plan. The 2014 Stock Plan had 955,500 remaining shares reserved for issuance as of March 30, 2017.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

All of our executives are at-will employees or consultants. Each of Messrs. Ajjarapu and Patel are parties to an at-will executive employment agreement. In January 2017, each of Messrs. Ajjarapu and Patel suspended their executive salaries of for a period of four months. The Company has also entered into indemnification agreements with its officers and directors.

The Company’s founders Mr. Ajjarapu (through Sansur Associates, a company that he controls) and Mr. Patel have periodically loaned funds on a short-term interest free basis to cover the Company’s operating expenses. In November 2016, Mr. Patel loaned the Company $10,000. As of March 30, 2017, $17,280 was outstanding on these loans. No interest was paid on any of these loans.

In September and October 2016, convertible promissory notes were issued in the aggregate amount of $211,725 to a related party, Nitel Patel, the brother of Prashant Patel, our President and major stockholder. The term of the notes was one year. Simple interest of 10% is payable at the maturity date of the notes. Prior to maturity the notes may be converted for common stock at a conversion price of $.62. In connection with the notes, the holders of the notes were granted warrants to purchase 52,861 shares of common stock. These warrants were issued at a strike price of $0.62 and an expiration date of five years from date of issuance.

During the Fiscal Year ended December 31, 2016, there have been no other transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last completed fiscal years and in which any related person had or will have a direct or indirect material interest.

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

In the absence of such requirements, we have elected to use the definition for “director independence” under the NASDAQ stock market’s listing standards, which defines an “independent director” as “a person other than an officer or employee of the Company or the Company’s subsidiaries or any other individual having a relationship, which in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board of Directors. Two of our four directors, Mr. Fell and Mr. Peterson, are deemed “independent” under the NASDAQ Stock Market’s listing standards.

Item 14. Principal Accountant Fees and Services

Aggregate fees billed to us by MaloneBailey, LLP with respect to our 2016 and 2015 fiscal years were as follows:

	2016	2015
Audit Fees	$29,000	$35,000
All Other Fees	15,000	15,000
Total	$44,000	$50,000

Aggregate fees billed to us by Thomas Craig & Co. with respect to our 2016 and 2015 years were as follows:

	2016	2015
Tax Fees	$8,750	$8,500
All Other Fees	--	--
Total	$8,750	$8,500

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1	Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed on January 5, 2017).
2.1	Warrant Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed on January 5, 2017).
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

10.1	2014 Equity Incentive Plan of Trxade Group, Inc. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 of Trxade Group, Inc., File No. 000-55218, filed on June 6, 2014).*
10.1

Convertible Promissory Note Purchase Agreement with Westminster Pharmaceuticals, LLC (wholly-owned subsidiary of Trxade Group, Inc.) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed on October 27, 2015.

10.2

Amendment to the Convertible Promissory Note Purchase Agreement and Note with Westminster Pharmaceuticals, LLC (wholly-owned subsidiary of Trxade Group, Inc.) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed on June 3, 2016.

10.3

Form of Note with Westminster Pharmaceuticals, LLC (wholly-owned subsidiary of Trxade Group, Inc.) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed on October 27, 2015.

10.4

Form of Indemnification Agreement entered into between Trxade Group, Inc. and its directors and certain officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed on August 25, 2016).*

14.1	Code of Ethics of Trxade Group, Inc. (incorporated by reference as Exhibit 14.1 to the Annual Report on Form 10-K of Trxade Group, Inc., File No. 000-55218, filed on March 23, 2015.
21.1	List of subsidiaries of Trxade Group, Inc.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial information from the Annual Report on Form 10-K of Trxade Group, Inc. for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2016, and 2014; (2) Consolidated Statements of Operations for the years ended December 31, 2016 and 2014; (3) Consolidated Statements of Shareholders' Equity for the years ended December 31, 2016 and 2015; (4) Consolidated Statements of Cash Flows for years ended December 31, 2016 and 2015; and (5) Notes to Condensed Financial Statements.**

____________

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

By:/s/ Suren Ajjarapu

Date: March 30, 2017

Suren Ajjarapu,

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Suren Ajjarapu Suren Ajjarapu	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2017

/s/ Prashant Patel	Chief Operating Officer, President and Director	March 30, 2017
Prashant Patel

/s/ Howard A. Doss	Chief Financial Officer (Principal Financial	March 30, 2017
Howard Doss	Officer and Principal Accounting Officer)

/s/ Michael L. Peterson	Director
Michael L. Peterson		March 30, 2017

/s/ Donald G Fell	Director
Donald G Fell		March 30, 2017