Form 10-Q
period 2017-03-31
TRXADE GROUP, INC.
filed 2017-05-15
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______to_______

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.. (Do not check if a smaller reporting company)	Smaller reporting company	X ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2017
Common Stock, $0.00001 par value per share	31,985,827 shares

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended March 31, 2017

INDEX

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.

Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current Assets
Cash	$169,996	$14,679
Accounts Receivable, net	273,481	299,113
Prepaid Assets	68,486	22,438
Other Assets	-	894
Total Current Assets	511,963	337,124

Total Assets	$511,963	$337,124

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts Payable	$166,048	$236,849
Accrued Liabilities	282,275	466,982
Short Term Notes Payable net of $19,201 and $40,306 discount	377,573	392,379
Short term Convertible Payable	165,000	165,000
Short term Notes Payable – Related Party	17,280	10,000
Short term Convertible Payable – Related Party net of $21,994 and $48,341 discount	229,731	203,384
Total Current Liabilities	1,237,907	1,474,594

Long Term Liabilities
Convertible Note net of $0 and $152 discount	-	10,587

Total Liabilities	1,237,907	1,485,181

Shareholders’ Deficit
Series A Preferred Stock, $0.00001 par value; 10,000,000
shares authorized; 0 and 0
as of March 31, 2017 and December 31, 2016, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000
shares authorized; 31,985,827 and 31,660,827
shares issued and outstanding, as of March 31, 2017
and December 31, 2016, respectively	319	316
Additional Paid-in Capital	7,603,107	7,260,723
Retained Deficit	(8,329,370)	(8,409,096)
Total Shareholders’ Deficit	(725,944)	(1,148,057)

Total Liabilities and Shareholders’ Deficit	$511,963	$337,124

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

Three Months ended March 31, 2017 and 2016

(unaudited)

	2017	2016

Revenues	$745,943	$644,515

Cost of Sales	-	15,592
Gross Profit	745,943	628,923

Operating Expenses
General and Administrative	604,493	759,203

Operating Income (Loss)	141,450	(130,280)

Interest Expense	61,724	40,925

Income (Loss) from Continuing Operations	79,726	(171,205)

Loss from Discontinued Operations	-	(201,175)

Net Income (Loss)	$79,726	$(372,380)

Net Income (Loss) per Common Share – Basic:

Continuing operations	$0.00	$0.00
Discontinued operations	$0.00	$(0.01)

Total	$0.00	$(0.01)

Net Income (Loss) per Common Share – Diluted:

Continuing operations	$0.00	$0.00
Discontinued operations	$0.00	$(0.01)

Total	$0.00	$(0.01)

Weighted Average Common Shares Outstanding Basic	31,862,494	31,435,827

Weighted Average Common Shares Outstanding Diluted	34,258,188	31,435,827

The accompanying notes are an integral part of the unaudited consolidated financial statements

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Three Months ended March 31, 2017 and 2016

(unaudited)

	2017	2016
Operating Activities:
Net Income (Loss)	$79,726	$(372,380)
Loss From discontinued operations	-	201,175
Adjustments to reconcile net loss to net cash used in
Operating activities:
Bad Debt Expense	-	711
Stock Issued for Services	12,500	-
Options expense	79,637	27,525
Amortization of Debt Discount	47,604	38,024
Changes in operating assets and liabilities:
Accounts Receivable	25,632	91,828
Prepaid Assets and Other Current Assets	(45,154)	(60,990)
Accounts Payable	(63,521)	(113,564)
Accrued Liabilities and Other Liabilities	(184,707)	105,633
Net Cash used in operating activities	(48,283)	(82,038)

Financing Activities:

Repayments of Short-term Notes Payable	(46,650)	-
Proceeds from exercise of Warrants	250	-
Proceeds from Issuance of Common Stock	250,000	-
Net Cash provided by financing activities	203,600	-

Discontinued Operations:
Net cash provided by operating activities	-	14,472
Net cash provided by discontinued operations	-	14,472

Net increase (decrease) in Cash	155,317	(67,566)
Cash at Beginning of the Year	14,679	78,708
Cash at March 31, 2017 and 2016	$169,996	$11,142

Supplemental Cash Flow Information
Cash Paid for Interest	$13,886	$3,618
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Arrangement to move related party Accounts Payable to Notes Payable	$7,280	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2017 and 2016

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Trxade Group, Inc. (‘we’, ‘our’, the “Company”) owns 100% of Trxade, Inc.

Trxade, Inc. is a web based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

In December 2016, the Company sold Westminster Pharmaceutical LLC. Westminster provided US state licensed pharmacies and other buying groups with FDA approved pharmaceuticals. The Westminster Pharmaceuticals LLC division, which was sold in December 2016, is included in the consolidated financial statements as discontinued operations and is fully described in Note 3 – DISCONTINUED OPERATIONS.”

Basis of Presentation - The accompanying unaudited interim financial statements of Trxade Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10K.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2016 as reported in the Company’s Annual Report on Form 10K have been omitted.

Income (loss) Per Common Share – Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method while the dilutive effect of our convertible notes is computed using the if-converted method. At March 31, 2016, diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

The following table sets forth the computation of basic and diluted Loss per Share:

	For three months ended
	March 31, 2017	March 31, 2016
Numerator:
Net Income (Loss)	$89,726	$(372,380)

Net Loss from discontinued operations	-	(201,175)

Net Income (Loss) from continuing operations	89,726	(171,205)

Numerator for basic and diluted EPS – income (loss)
Available to common shareholders	89,726	(372,380)

Numerator for basic and diluted EPS – income (loss)
From discontinued operations	-	(201,175)

Numerator for basic and diluted EPS – income (loss)
From continuing operations	89,726	(171,205)

Denominator:

Denominator for basic EPS – weighted average shares	31,862,494	31,435,827
Dilutive effect of warrants	2,395,694	-
Denominator for diluted EPS –weighted average shares	34,258,188	31,435,827

Basic and Diluted loss per common share	0.00	(0.01)

Basic and Diluted loss per common share
From discontinued operations	0.00	(0.01)

Basic and diluted loss per common share
From continuing operations	0.00	0.00

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

NOTE 2 – GOING CONCERN

These consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The ability of the Company to continue as a going concern is dependent on raising additional capital and generating future profitable operations. There can be no assurance that the Company will be able to raise the necessary funds when needed to finance its ongoing costs.

The Company’s future capital requirements will depend on many factors, including cash flow from operations, costs to complete platform improvements, if warranted, and competition and market conditions. The Company’s recurring operating losses and working capital needs will require that it obtain additional capital to operate its business. Given the Company’s limited operating history, lack of revenues, and its operating losses, there can be no assurance that it will be able to achieve and maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – DISCONTINUED OPERATIONS

On December 31, 2016, the Company entered into a contract and consummated the sale of 100% of its equity interests in its wholly-owned subsidiary, Westminster Pharmaceuticals, LLC, a Delaware limited liability company (“Westminster”). The purchase price was the transfer of $1,197,354 of assets, the transfer of $(3,908,296) of liabilities, 1,500,000 warrants issued with a fair market value of $688,143 which was calculated based on Black-Scholes model, cancellation of $1,557,810 intercompany balance due to Trxade Group, Inc. and remaining debt discount of $267,381 being written off. The transaction resulted in a gain of $197,608. The schedule below summarizes the sale arrangement:

Assets transferred	$1,197,354
Liabilities transferred	$(3,908,296)
Cancellation of intercompany payables	$1,557,810
Write-off unamortized debt discount	$267,381
Issuance of 1,500,000 warrants	$688,143

Gain on sale of Westminster	$(197,608)

Results of Discontinued Operations for the:

Three months ended March 31, 2016
Revenue	$1,202,636
Cost of Goods Sold	$1,000,490
Operating Expenses	$381,613
Interest Expense	$21,708
Loss from discontinued operations	$(201,175)

Assets and Liabilities of Discontinued Operations as of:

December 31, 2016

Cash	$65,386
Accounts Receivable	30,499
Inventory, net of $30,413 obsolescence reserve	641,525
Prepaid Assets and other advances	75,221
Fixed Assets, net of accumulated amortization	65,000
Other Assets	319,723
Total Assets	$1,197,354

Intercompany payable	$1,557,810
Accounts payable	620,881
Accrued Liabilities	229,605
Convertible Note	1,500,000
Total Liabilities	$3,908,296

NOTE 4 –DEBT AND RELATED PARTIES DEBT

Convertible Promissory Note

As of March 31, 2017 and December 31, 2016, the short-term convertible notes had a principal balance of $165,000 with an unamortized debt discount of $0. The principal matures in April 2017 and has an annual interest rate of 10%. In April 2016 for a one-year extension of the maturity date of the outstanding notes, the holders of the notes were granted warrants at one common stock for $4.00 of the note amount, and warrants to purchase 41,250 shares of common stock were issued at a strike price of $1.50 and an expiration date of five years from date of issuance. The amendment of the note was considered a debt extinguishment and a loss on extinguishment of debt was booked in the amount of $37,579.

Promissory Note

In May 2016, a promissory note was renewed in the face amount of $250,000 and the term was extended an additional year. The note has an original issuance discount of $45,000 and this amount was paid in cash at the renewal. During 2016, a debt discount of $30,000 was amortized. As of December 31, 2016, the promissory note has a balance of $235,000 with an unamortized debt discount of $15,000. During the three months ended March 31, 2017, debt discount of $11,250 was amortized and the balance was $246,250, net of $3,750 unamortized debt discount.

In October 2016, a promissory note was issued in the face amount of $47,000. The term of the note was one year. Payments are made monthly and $3,917 of principal was paid in 2016. During the three months ended March 31, 2017 $11,750 of principal was paid and the balance was $31,333.

In September 2016, a promissory note was issued for $189,000. The term of the note is 494 days. The debt discount was $39,000 thus the initial net proceeds were $150,000. At December 31, 2016, $139,602 was classified as short term with a discount of $25,306 and $10,739 was classified as long term with a discount of $152. Payments are made each weekday in the amount of $537. At March 31, 2017, $34,900 was paid off by cash and debt discount of $10,007 was amortized. At March 31, 2017 the balance was $115,441, classified as short term with a discount of $15,451.

As of March 31, 2017, short term promissory note has a balance of $377,573, net of $19,201 unamortized debt discount.

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

In September and October 2016, convertible promissory notes were issued in the aggregate amount of $211,725 to a related party, Mr. Nitel Patel, the brother of Mr. Prashant Patel. The term of the notes was one year. Simple interest of 10% is payable at the maturity date of the notes. Prior to maturity the notes may be converted for common stock at a conversion price of $.62. In connection with the notes, the holder of the notes was granted warrants to purchase 52,861 shares of common stock. These warrants were issued at a strike price of $.62 and an expiration date of five years from date of issuance.

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

At December 31, 2016, the short term related party convertible notes had a principal balance of $203,384, net of an unamortized debt discount of 48,341.

During 2017, a debt discount of $26,347 was amortized. As of March 31, 2017, the short term related party convertible notes had a principal balance of $229,731, net of an unamortized debt discount of $21,994.

Related Party Promissory Note

In November 2016, Mr. Prashant Patel loaned the Company $10,000. The term of the loan is 90 days and is at zero percent interest.

In February 2017, $7,280 of accounts payable to Mr. Patel was added to the loan. The term of the loan was extended for 90 days and is at zero interest rate. The balance at March 31, 2017 was $17,280.

NOTE 5 – SHAREHOLDERS’ EQUITY

In January 2017, under a Private Offer Memorandum, 250,000 shares of common stock were issued for $250,000 cash. The common stock was sold at $1.00 per share. In connection with this common stock offering warrants to purchase 87,500 shares of common stock were issued with a strike price of $0.01 and an expiration date of five years.

In addition, 50,000 shares were issued for services performed for the Company and valued at fair value of $12,500.

NOTE 6 - WARRANTS

For the three-month period ended March 31, 2017, 87,500 warrants were issued related to the subscription of common shares – See NOTE 5, 25,000 warrants were exercised and none were forfeited.

The Company’s outstanding and exercisable warrants as of March 31, 2017 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Warrants Outstanding as of December 31, 2016	2,647,446	$0.24	4.24	$930,751

Warrants Granted	87,500	0.01	5
Warrants Forfeited	-	-
Warrants Exercised	25,000	0.01

Warrants Outstanding as of March 31, 2017	2,709,946	$0.23	4.02	$1,583,690

NOTE 7 – OPTIONS

The Company maintains a stock option plan under which certain employees are awarded option grants based on a combination of performance and tenure. The stock option plan provides for the grant of up to 2,000,000 shares. All options may be exercised for a period up to 10 years following the grant date, after which they expire. Options are vested in 4 or 5 years from the grant date.

For the three-month period ended March 31, 2017, two option grants’ exercise period was extended to 10 years from the grant date. The option expense for the period associated with the extension was $60,041. No options were issued, and 105,500 options were forfeited or expired due to employee resignation. For the options not vested, the option expense reversed was $10,679.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant.

Total compensation cost related to stock options was $79,637 for the three months ended March 31, 2017. As of March 31, 2017, there was $116,154 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 4.0 to 5.0 years. The following table represents stock option activity for the three- month period ended March 31, 2017:

	Number of Options	Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding at December 31, 2016	1,044,500	$0.92	3.38	$-
Exercisable at December 31, 2016	584,000	$1.05	3.02	$-

Forfeited	31,000	$1.02	9.01
Granted	-	-	-
Expired	74,500	$1.13	5.24

Outstanding at March 31, 2017	939,000	$1.06	5.67	$-
Exercisable at March 31, 2017	594,500	$1.04	5.14	$-

NOTE 8 – RELATED PARTIES

Trxade Group, Inc. owed management wages to Mr. Prashant Patel and Mr. Suren Ajjarapu at March 31, 2017 of $102,012 and $31,971, respectively and at December 31, 2016 of $132,012 and $76,971, respectively.

In January 2017 Mr. Ajjarapu and Mr. Patel suspended their executive salaries of $165,000 and $125,000, respectively, for a period of six months. All of our executives are at-will employees or consultants. Each of Messrs. Ajjarapu and Patel are parties to an at-will executive employment agreement.

See related party debt activities in NOTE 4.

NOTE 9 – CONTINGENCY

On November 19, 2015, Family Medicine Pharmacy, LLC filed a class-action claim against Trxade Group, Inc. and its wholly owned subsidiary Westminster Pharmaceutical, LLC, Inc. (Family Medicine Pharmacy, LLC v. Trxade Group, Inc. and Westminster, Inc., Case No.: 1:15-CV-00590-KD-B, United States District Court, Southern District of Alabama, Mobile Division). Family Medicine has served Trxade for allegedly utilizing a “junk fax” advertising program. On June 6, 2016, we entered a binding memorandum of understanding with the plaintiff related to this litigation to resolve all claims in exchange for Trxade funding a settlement fund in the amount of $200,000. The final judgment and approval was entered and funded on March 17, 2017 for $200,000. An accrual of $200,000 is recorded on book as of December 31, 2016.

NOTE 10 – SUBSEQUENT EVENTS

In April 2017, $165,000 in convertible promissory notes (plus $5,500 in interest) was repaid. A two-year extension was executed on the remaining notes and the interest owed, totaling $16,500 became part of the adjusted principal of the notes and the balance of $181,500 is due May 2019. The conversion price was adjusted to $0.85 per share. In connection with the two-year extension of the maturity date of the outstanding notes, the holders of the notes were granted warrants to purchase 18,150 shares of common stock that was issued at a strike price of $.65 and an expiration date of five years from date of issuance. The amendment of the note was considered a debt extinguishment and a loss on extinguishment of debt was booked in the amount of $11,512.

In April 2017, a $61,725 related party note was renewed for a one year extension at the same interest rate of 10%, due April 2018.

In April 2017, 253,846 options were granted with an exercise price of $.65 and exercise expiration of 10 years from the grant date. The options vest over a period of one and four years.

In April 2017, two option grants, totaling 250,000 options, were amended to extend the exercise term from 5 years to 10 years from the date of grant.

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

•

Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

•

Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2017 and 2016.

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

We began operations under Trxade Nevada in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide enhanced pricing transparency, purchasing capabilities and other value added services on a single platform to focus on serving the nation’s approximately 24,000 independent pharmacies with an annual purchasing power of $96 billion. Our national supplier partners are able to fulfill orders on our platform immediately and provide the pharmacy with cost saving payment terms and next day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). Important additions to this platform further include the generation of pharmacy to pharmacy trading capabilities to help independents with their overstocked inventories in a more organized manner. We have expanded rapidly and now have over 6,600 registered pharmacy members purchasing on our platform.

In 2015 and 2016, the Company, through Westminster Pharmaceuticals, LLC, our wholly-owned subsidiary and distribution division, launched a private label pharmaceutical product program, and entered various supply contracts with pharmaceutical manufactures to supply Westminster with generic pharmaceutical products on a private label basis to sell to our customers. In connection with this expansion, Westminster received significant funding in late 2015 and early 2016. Even though the distribution business performed well, the private label business caused Westminster to not be profitable and in December 2016 the Company sold this division. The Company is currently looking for opportunities to re-enter the distribution business.

Company Organization

Trxade Group, Inc. (“Company”) owns 100% of Trxade, Inc. Trxade, Inc. is a web based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Inactive or discontinued segments:

Westminster Pharmaceutical LLC, provided US state licensed pharmacies and other buying groups with FDA approved pharmaceuticals under a private label program. This division was sold in December 2016.

In 2016, the Company formed ShopRX, Ltd. the Company’s UK based subsidiary. The Company had hoped to establish a similar business to Trxade, Inc. in the United Kingdom in the future under this entity. This division was shut down in December 2016 and has no material impact on the Company’s operation results.

INTEGRA PHARMA SOLUTIONS, LLC, (formerly Pinnacle Tek, Inc.) was the Company’s wholly-owned technology consulting division. This division is no longer active and has no material impact on the Company’s operation results.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $169,996 at March 31, 2017. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each quarterly period were as follows:

	March 31, 2017	December 31, 2016

Cash and cash equivalents	$169,996	$14,679
Current assets (excluding cash and cash equivalents)	341,967	322,445
Current liabilities (excluding short term debt)	448,323	703,831
Short term debt	789,584	770,763
Working Capital	(725,944)	(1,137,470)

As of March 31, 2017, we had cash and cash equivalents of approximately $169,996 and other current assets of $341,967.

The increase in our current assets was primarily due to a $250,000 issuance of Common Stock for cash.

The current liabilities decrease is primarily due to payment of class action settlement of $200,000. Additional funds will be needed to continue to expand our platform and customer base, and cover general and administrative expense. Our principal sources of liquidity have been cash provided by operations, equity capital and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses and payment of short term debt. We anticipate these uses will continue to be our principal uses of cash in the future.

For discussion of our various debt arrangements see Note 4 – Debt and Related Parties Debt, Notes to Consolidated Financial Statements.

Liquidity Outlook

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,	March 31,
	2017	2016
	($)	($)
Net cash provided by (used in):
Operating activities	(48,283)	(82,038)
Investing activities	-	-
Financing activities	203,600	-
Net increase (decrease) in cash	155,317	(67,566)

Cash used in operating activities for the three months ended March 31, 2017 was $48,283. This is a decrease of $33,755 from same period in 2016 and was due to increased customers and revenue. Financing activities include $250,250 raised in common stock and exercise of warrants.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Continuing Operations

	Three months ended March 31, 2017	Three months ended March 31, 2016

Revenues	$745,943	$644,515
Cost of Sales	-	15,592
Gross Profit	745,943	628,923
Operating Expenses:
General and Administrative	524,856	731,678
Warrants and Options Expense	79,637	27,525
Total Operating Expenses	604,493	759,203
Income (Loss) from operations	141,450	(130,280)
Amortization of Debt Discount	47,604	38,024
Interest Expense	14,120	2,901
Net Income (loss)	$79,726	$(171,205)

Revenues increased for the three months ended March 31, 2017 to $745,943 compared to $644,515 for the comparable period in 2016. This increase was attributable to an increase of fee income from our web-based platform and transition fees from the sale of Westminster. Our sales department has continued to add customers in 2017 through direct marketing and customer training.

General and administrative expenses decreased for the three months ended March 31, 2017 to $524,856 compared to $731,678 for the comparable period in 2016. A large component of general and administrative expenses in 2017 was affected by a decrease in employee cash compensation expense in 2017.

Warrant and options expense in the 2017 and 2016 periods represent compensation cost related to the issuance of employee stock options.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of March 31, 2017.

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

Trxade, Inc. generates net fee income as a percentage of the total transactions between the buyer (independent pharmacies) and the seller (wholesaler) of pharmaceutical drugs on the Trxade web-based platform. Revenue is recognized when four items are met: (1) the price is fixed and determined as the buyer orders the drugs from the wholesaler; (2) The wholesaler has signed a contract with Trxade, Inc. which recognizes that an arrangement exists; (3) The wholesaler delivers the drugs purchased to the buyer, products are delivered; (4) The collectability is reasonably assured by the wholesaler through prior credit checks and payment experience.

Stock-Based Compensation

The Company accounts for stock-based compensation to non-employees in accordance with the provision of ASC 505-50, “Equity Based Payments to Non-Employees” (“ASC 505”) which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying instruments vest.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In addition to the legal matters below, in the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows

On November 19, 2015, Family Medicine Pharmacy, LLC filed a class-action claim against Trxade Group, Inc. and its wholly owned subsidiary Westminster Pharmaceutical, LLC, Inc. (Family Medicine Pharmacy, LLC v. Trxade Group, Inc. and Westminster, Inc., Case No.: 1:15-CV-00590-KD-B, United States District Court, Southern District of Alabama, Mobile Division). Family Medicine has served Trxade for allegedly utilizing a “junk fax” advertising program. On June 6, 2016, we entered a binding memorandum of understanding with the plaintiff related to this litigation to resolve all claims in exchange for Trxade funding a settlement fund in the amount of $200,000. The final judgment and approval was entered and funded on March 17, 2017 for $200,000. An accrual of $200,000 is recorded on book as of December 31, 2016.

ITEM 1A. RISK FACTORS

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Shares of common stock were issued in January 2017 totaling 250,000 shares. These were sold at $1.00 per share.  In connection with this common stock offering, warrants to purchase 87,500 shares of common stock were issued at a strike price of $0.01 and an expiration date of five years.

Further, in April 2015, convertible promissory notes were issued in the aggregate amount of $150,000. These notes were due in April 2017. The maturity date of these notes was extended two years, to April 2018, the conversion rate of the notes was reduced from $1.50 to $085 per share of Common Stock, and the holders of the notes were granted warrants to purchase an aggregate total of 18,150 of restricted Common Stock at a price per security equal to $0.65 per share, with an expiration date of five (5) years.

The issuances of the common stock and warrants described above were exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Act; (c) were non-U.S. persons; and/or (d) were officers or directors of the Company.

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

TRXADE GROUP, INC.

Date: May 15, 2017	By:	/s/ SUREN AJJARAPU
Suren Ajjarapu
Chief Executive Officer

Date: May 15, 2017	By:	/s/ HOWARD DOSS
Howard Doss
Chief Financial Officer