Form 10-Q
period 2017-06-30
TRXADE GROUP, INC.
filed 2017-08-04
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2017
Common Stock, $0.00001 par value per share	31,985,827 shares

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended June 30, 2017INDEX

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

(unaudited)

	June 30, 2017	December 31, 2016
Assets

Current Assets
Cash	$103,204	$14,679
Accounts Receivable, net	255,570	299,113
Prepaid Assets	59,648	22,438
Other Assets	5,469	894
Total Current Assets	423,891	337,124
Total Assets	$423,891	$337,124

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts Payable	$152,678	$236,849
Accrued Liabilities	166,230	466,982
Short Term Notes Payable net of $7,752 and $40,306 discount	92,371	392,379
Short term Convertible Notes Payable	-	165,000
Short term Notes Payable – Related Parties	-	10,000
Short term Convertible Notes Payable – Related Parties Net of $7,031 and $48,341 discount	244,694	203,384
Total Current Liabilities	655,973	1,474,594
Long Term Liabilities
Convertible Note net of $0 and $152 discount	181,500	10,587
Long term Notes Payable – Related Parties	222,552	-
Total Liabilities	1,060,025	1,485,181

Shareholders’ Deficit
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding, as of June 30, 2017 and December 31, 2016, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 31,985,827 and 31,660,827 shares issued and outstanding, as of June 30, 2017 and December 31, 2016, respectively	320	316
Additional Paid-in Capital	7,699,758	7,260,723
Retained Deficit	(8,336,212)	(8,409,096)
Total Shareholders’ Deficit	(636,134)	(1,148,057)
Total Liabilities and Shareholders’ Deficit	$423,891	$337,124

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

Three months and six months ended June 30, 2017 and 2016

(unaudited)

	Three months ended		Six months ended
	2017	2016	2017	2016

Revenues	$704,728	$588,496	$1,450,671	$1,233,011
Cost of Sales	-	770	-	16,362
Gross Profit	704,728	587,726	1,450,671	1,216,649

Operating Expenses
General and Administrative	655,945	1,165,302	1,260,438	1,924,505

Operating Income (Loss)	48,783	(577,576)	190,233	(707,856)
Loss on Debt Conversion	(11,512)	(37,579)	(11,512)	(37,579)
Interest Expense	(44,113)	(29,796)	(105,837)	(70,721)

Net Income (Loss) from Continuing Operations	$(6,842)	$(644,951)	$72,884	$(816,156)
Loss from Discontinued Operations	-	(456,864)	-	(658,039)
Net Income (Loss)	$(6,842)	$(1,101,815)	$72,884	$(1,474,195)
Net Income (Loss) per Common Share – Basic:
Continuing Operations	$(0.00)	$(0.02)	$0.00	$(0.03)
Discontinued Operations	$-	$(0.02)	$-	$(0.02)
Total	$(0.00)	$(0.04)	$0.00	$(0.05)
Net Income (Loss) per Common Share – Diluted:
Continuing Operations	$(0.00)	$(0.02)	$0.00	$(0.03)
Discontinued Operations	$-	$(0.02)	$-	$(0.02)
Total	$(0.00)	$(0.04)	$0.00	$(0.05)

Weighted average Common Shares Outstanding Basic	31,985,827	31,467,695	31,924,501	31,468,245
Weighted average Common Shares Outstanding Diluted	31,985,827	31,467,695	34,055,336	31,468,245

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2017 and 2016

(unaudited)

	2017	2016

Operating Activities:
Net Income (Loss)	$72,884	$(1,474,195)
Loss From discontinued operations	-	658,039
Adjustments to reconcile net income (loss) to net cash used in Operating activities:
Bad Debt Expense	-	711
Stock Issued for Services	12,500	-
Options expense	164,777	116,194
Loss on debt extinguishment	11,512	37,579
Amortization of Debt Discount	74,016	58,197
Changes in operating assets and liabilities:
Accounts Receivable	43,543	96,210
Prepaid Assets and other Current Assets	(37,210)	(66,322)
Other Assets	(4,575)	-
Accounts Payable	(51,619)	(1,423)
Accrued Liabilities and Other Liabilities	(284,252)	329,854
Net Cash provided by (used in) operating activities	1,576	(245,156)

Financing Activities:
Cash paid as Original Debt Discount	-	(45,000)
Repayments of Short-term Convertible Debt	-	(50,000)
Repayments of Promissory Note – Third Parties	(343,301)	-
Proceeds from Promissory Note – Related Parties	180,000	-
Proceeds from exercise of Warrants	250	-
Proceeds from Issuance of Common Stock	250,000	150,000
Net Cash provided by financing activities	86,949	55,000

Discontinued Operations:
Net cash used in operating activities	-	(110,906)
Net cash provided by financing activities	-	250,000
Net cash provided by discontinued operations	-	139,094

Net increase (decrease) in Cash	88,525	(51,062)
Cash at Beginning of the Year	14,679	78,708
Cash at June 30, 2017 and 2016	$103,204	$27,646

Supplemental Cash Flow Information
Cash Paid for Interest	$13,886	$9,739
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Reclass from accrued interest to short term convertible notes	$16,500	$15,000
Arrangement to move related party Accounts Payable to Notes Payable	$32,552	$-
Beneficial conversion features and relative fair value of warrants	$-	$55,783

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2017 and 2016

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

Income (loss) Per Common Share – Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method while the dilutive effect of our convertible notes is computed using the if-converted method. For the three months ended June 30, 2017 and for the three and six months ended June 30, 2016, diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

The following table sets forth the computation of basic and diluted Loss per Share:

	For three months ended June 30, 2017	For six months ended June 30, 2017

Numerator:
Net Income (Loss)	$(6,842)	$72,884
Numerator for basic and diluted EPS – income (loss)	-	-
Available to common shareholders	(6,842)	72,884

Denominator:
Denominator for basic EPS – weighted average shares	31,985,827	31,924,501
Dilutive effect of warrants	-	2,130,835
Denominator for diluted EPS –weighted average shares	31,985,827	34,055,336

Basic and Diluted income (loss) per common share	(0.00)	0.00

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

Assets transferred	$1,197,354
Liabilities transferred	$(3,908,296)
Cancellation of intercompany payables	$1,557,810
Write-off unamortized debt discount	$267,381
Issuance of 1,500,000 warrants	$688,143
Gain on sale of Westminster	$(197,608)

Results of Discontinued Operations for the:

	Three months ended June 30, 2016	Six months ended June 30, 2016

Revenue	$1,100,494	$2,303,130
Cost of Goods Sold	$1,039,119	$2,039,609
Operating Expenses	$497,193	$878,806
Interest Expense	$21,046	$42,754
Loss from discontinued operation	$(456,864)	$(658,039)

Assets and Liabilities of Discontinued Operations as of

December 31, 2016

Cash	$65,386
Accounts Receivable	30,499
Inventory, net of $30,413 obsolescence reserve	641,525
Prepaid Assets and other advances	75,221
Fixed Assets, net of accumulated amortization	65,000
Other Assets	319,723
Total Assets	$1,197,354

Intercompany payable	$1,557,810
Accounts payable	620,881
Accrued Liabilities	229,605
Convertible Note	1,500,000
Total Liabilities	$3,908,296

NOTE 4 –SHORT TERM DEBT

Convertible Promissory Notes

At December 31, 2016, the short-term convertible notes had a principal balance of $165,000 with an unamortized debt discount of $0. The principal matured in April 2017 and had an annual interest rate of 10%. The original maturity was in April 2016 and was amended to a one-year extension of the maturity date of the outstanding notes. In connection with the amendment, the holders of the notes were granted warrants at one common stock for $4.00 of the note amount, and warrants to purchase 41,250 shares of common stock were also issued at a strike price of $1.50 and an expiration date of five years from date of issuance. The amendment of the note was considered a debt extinguishment and a loss on extinguishment of debt was booked in the amount of $37,579.

In April 2017, $165,000 in convertible promissory notes (plus $5,500 in interest) was amended. A two-year extension was executed on the remaining notes and the interest owed, totaling $16,500 became part of the adjusted principal of the notes and the balance of $181,500 is due May 2019. The conversion price was also adjusted to $0.85 per share. In connection with the two-year extension of the maturity date of the outstanding notes, the holders of the notes were granted warrants to purchase 18,150 shares of common stock that was issued at a strike price of $0.65 and an expiration date of five years from date of issuance. The amendment of the note was considered a debt extinguishment and a loss on extinguishment of debt was booked in the amount of $11,512.

Promissory Notes

In May 2016, a promissory note was renewed in the face amount of $250,000 and the term was extended an additional year. The note has an original issuance discount of $45,000 and this amount was paid in cash at the renewal. During 2016, a debt discount of $30,000 was amortized. As of December 31, 2016, the promissory note has a balance of $235,000 with an unamortized debt discount of $15,000. During the six months ended June 30, 2017, debt discount of $15,000 was amortized and the balance of $250,000 was paid.

In October 2016, a promissory note was issued in the face amount of $47,000. The term of the note was one year. Payments are made monthly and $3,917 of principal was paid in 2016. During the six months ended June 30, 2017 $23,500 of principal was paid and the balance was $19,583.

In September 2016, a promissory note was issued for $189,000. The term of the note is 494 days. The debt discount was $39,000 thus the initial net proceeds were $150,000. At December 31, 2016, $139,602 was classified as short term with a discount of $25,306 and $10,739 was classified as long term with a discount of $152. Payments are made each weekday in the amount of $537. At June 30, 2017, $69,801 was paid off by cash and debt discount of $17,706 was amortized. At June 30, 2017 the balance was $80,540, classified as short term with a discount of $7,752.

As of June 30, 2017, short term promissory notes have a balance of $92,371, net of $7,752 unamortized debt discount.

Related Party Convertible Promissory Notes

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

In April 2017, a $61,725 related party note was renewed for a one-year extension at the same interest rate of 10%, due April 2018.

During 2017, a debt discount of $41,310 was amortized. As of June 30, 2017, the short term related party convertible notes had a principal balance of $244,694, net of an unamortized debt discount of $7,031.

Related Party Promissory Note

In November 2016, Mr. Prashant Patel loaned the Company $10,000. The term of the loan is 90 days and is at zero percent interest.

In February 2017, $7,280 of accounts payable to Mr. Patel was added to the loan. The term of the loan was extended for 90 days and is at zero interest rate. An additional $25,272 of accounts payable was added to the loan in the second quarter and the balance of $42,552 was converted to long-term debt in July 2017.

NOTE 5 – LONG TERM DEBT

There are $181,500 in convertible promissory notes due in May 2019 as described in NOTE 4 – SHORT TERM DEBT.

Related Party Promissory Note

In June 2017, Trxade Group, Inc. (the “Company” or “Trxade”) satisfied an outstanding promissory note, dated May 8, 2016, as amended, in the principal amount of $250,000 (the “NPR Note”), made by between the Company and NPR INVESTMENT GROUP, LLC (the “Lender”). The NPR Note included a personal guarantee from Suren Ajjarapu and Prashant Patel, who both serve on the Board of Directors of the Company and are controlling stockholders of the Company. Further, Mr. Ajjarapu is the CEO and President of the Company and Mr. Patel is Vice Chairman and Executive Director of Strategy.

In connection with the foregoing satisfaction of the NPR Note above, the Company received funds in June 2017 and entered into a promissory note agreement on July 1, 2017, whereby the Company borrowed $100,000 and $80,000 from Sansur Associates, LLC, a limited liability company controlled by Mr. Ajjarapu, and Mr. Patel, respectively (the “Promissory Notes”). The term of each of these Notes is three years and they each bear interest at 6%, which is payable annually.

The note due to Mr. Patel is $122,552. It comprises $80,000 for the NPR note, $17,280 for existing promissory note and $25,272 assumption of credit card obligation related to business expenses of the company.

Short-Term Debt Classified as Related Party Long-Term Debt

The note balance of $180,000 has been classified as long-term debt at June 30, 2017 because the July 1, 2017 notes are due more than one year after the balance cheet date.

NOTE 6 – SHAREHOLDERS’ EQUITY

In January 2017, under a Private Offer Memorandum, 250,000 shares of common stock were issued for $250,000 cash. The common stock was sold at $1.00 per share. In connection with this common stock offering warrants to purchase 87,500 shares of common stock were issued with a strike price of $0.01 and an expiration date of five years.

In February 2017, 25,000 shares were issued when warrants were exercised at $.01 grant price for $250.

In March 2017, 50,000 shares were issued for services performed for the Company and valued at fair value of $12,500.

NOTE 7 - WARRANTS

For the six-month period ended June 30, 2017, 87,500 warrants were issued related to the subscription of common shares – See NOTE 6 – SHAREHOLDERS EQUITY, 18,150 were issued for renewal of convertible debt – See NOTE 4 – SHORT TERM DEBT, and 25,000 warrants were exercised and none were forfeited.

The Company’s outstanding and exercisable warrants as of June 30, 2017 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Warrants Outstanding as of December 31, 2016	2,647,446	$0.24	4.24	$930,751

Warrants Granted	105,650	0.12	5.00	-
Warrants Forfeited	-	-	-	-
Warrants Exercised	25,000	0.01	-	-

Warrants Outstanding as of June 30, 2017	2,728,096	$0.23	3.78	$1,150,651

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

For the six-month period ended June 30, 2017, two option grants’ exercise period were extended to 10 years from the grant date. The option expense for the period associated with the extension was $61,151. No options were issued, and 110,500 options were forfeited or expired due to employee resignation. For the options not vested, the option expense reversed was $11,975.

In April 2017, 253,846 options were granted with an exercise price of $0.65 and exercise expiration of 10 years from the grant date. The options vest over a period of one and four years.

In April 2017, two option grants, totaling 250,000 options, were amended to extend the exercise term from 5 years to 10 years from the date of grant. Incremental option expense recognized as a result of the amendment amounted to $6,240.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant and on each modification date using the following assumptions:

Expected dividend yield	0%
Weighted average expected volatility	200%
Weighted-average risk-free interest rate	0.48% - 2.11%
Expected life of options	2 - 10 years

Total compensation cost related to stock options was $164,777 for the six months ended June 30, 2017. As of June 30, 2017, there was $197,054 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 4.0 to 10.0 years. The following table represents stock option activity for the six-month period ended June 30, 2017:

	Number of Options	Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding as of December 31, 2016	1,044,500	$0.92	3.38	$-
Exercisable at December 31, 2016	584,000	1.05	3.02	-

Forfeited	35,000	1.02	8.76	-
Granted	253,846	0.65	9.53	-
Expired	75,500	1.13	5.04	-

Outstanding as of June 30, 2017	1,187,846	$1.10	8.46	$-
Exercisable at June 30, 2017	698,800	1.02	6.69	-

NOTE 9 – RELATED PARTIES

Trxade Group, Inc. owed management wages to Mr. Prashant Patel and Mr. Suren Ajjarapu at June 30, 2017 of $67,012 and $0, respectively and at December 31, 2016 of $132,012 and $76,971, respectively.

In January 2017 Mr. Ajjarapu and Mr. Patel suspended their executive salaries of $165,000 and $125,000, respectively, for a period of four months. In April 2017, they extended the period to June 30, 2017. In June 2017 Mr. Ajjarapu executed an agreement which resumed his salary of $165,000. All of our executives are at-will employees or consultants. Each of Messrs. Ajjarapu and Patel are parties to an at-will executive employment agreement.

See related party debt activities in NOTE 4 and NOTE 5.

NOTE 10 – CONTINGENCY

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

•Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

•Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

•Results of Operations. An analysis of our financial results comparing the six months ended June 30, 2017 and 2016.

•Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

We have designed and developed, and now own and operate business-to-business web based marketplace focused on the US pharmaceutical industry. Our core service brings the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

We began operations under Trxade Nevada in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide enhanced pricing transparency, purchasing capabilities and other value-added services on a single platform to focus on serving the nation’s approximately 24,000 independent pharmacies with an annual purchasing power of $96 billion. Our national supplier partners are able to fulfill orders on our platform immediately and provide the pharmacy with cost saving payment terms and next day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). Important additions to this platform further include the generation of pharmacy to pharmacy trading capabilities to help independents with their overstocked inventories in a more organized manner. We have expanded rapidly and now have over 6,600 registered pharmacy members purchasing on our platform.

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

Inactive or discontinued segments:

•Westminster Pharmaceutical LLC, provided US state licensed pharmacies and other buying groups with FDA approved pharmaceuticals under a private label program. This division was sold in December 2016.

•In 2016, the Company formed ShopRX, Ltd. the Company’s UK based subsidiary. The Company had hoped to establish a similar business to Trxade, Inc. in the United Kingdom in the future under this entity. This division was shut down in December 2016 and has no material impact on the Company’s operation results.

•INTEGRA PHARMA SOLUTIONS, LLC, (formerly Pinnacle Tek, Inc.) was the Company’s wholly-owned technology consulting division. This division is no longer active and has no material impact on the Company’s operation results.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $103,204 at June 30, 2017. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each quarterly period were as follows:

	June 30, 2017	December 31, 2016
Cash and cash equivalents	$103,204	$14,679
Current assets (excluding cash and cash equivalents)	320,687	322,445
Current liabilities (excluding short term debt)	318,908	703,831
Short term debt	337,065	770,763
Working Capital	(232,082)	(1,137,470)

As of June 30, 2017, we had cash and cash equivalents of approximately $103,204 and other current assets of $320,687. The increase in our cash and cash equivalents was primarily due to a $250,000 issuance of Common Stock and warrants for cash in January 2017.

The current liabilities decrease is due to payment of class action settlement of $200,000 and decrease in executive accrued compensation of $141,913. Additional funds will be needed to continue to expand our platform and customer base, and cover general and administrative expense. Our principal sources of liquidity have been cash provided by operations, equity capital and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses and payment of short term debt. We anticipate these uses will continue to be our principal uses of cash in the future.

For discussion of our various debt arrangements see NOTES 4 and 5 to our Consolidated Financial Statements.

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

(1)Includes wages and payroll, legal and accounting, marketing, rent and web development.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30, 2017	June 30, 2016
	$	$
Net cash provided by (used in):
Operating activities	1,576	(245,156)
Financing activities	86,949	55,000
Discontinued operations	-	139,094
Net increase (decrease) in cash and cash equivalents	88,525	(51,062)

Net increase in cash and cash equivalents provided by operating and financing activities for the six months ended June 30, 2017 was $88,525. This is an increase of $139,587 from same period in 2016 and was due to increased customers and revenue. Financing activities include $250,250 raised in common stock and exercise of warrants.

Results of Operations

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Continuing Operations

	Six Months Ended
	June 30, 2017	June 30, 2016
	$	$
Revenues	1,450,671	1,233,011
Cost of Sales	-	16,362
Gross Profit	1,450,671	1,216,649
Operating Expenses:
General and Administrative	1,095,661	1,808,311
Warrants and Options Expense	164,777	116,194
Total Operating Expenses	1,260,438	1,924,505
Income (Loss) from operations	190,233	(707,856)
Loss on Debt Extinguishment	(11,512)	(37,579)
Interest Expense	(105,837)	(70,721)
Net Income (loss)	72,884	(816,156)

Revenues increased for the six months ended June 30, 2017 to $1,450,671 compared to $1,233,011 for the comparable period in 2016. This increase was attributable to an increase of fee income from our web-based platform and transition fees from the sale of Westminster. Our sales department has continued to add customers in 2017 through direct marketing and customer training.

General and administrative expenses decreased for the six months ended June 30, 2017 to $1,095,661 compared to $1,808,311 for the comparable period in 2016. A large component of general and administrative expenses in 2017 was affected by a decrease in employee cash compensation expense in 2017.

Warrant and options expense in the 2017 and 2016 periods represent compensation cost related to the issuance of employee stock options.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Continuing Operations

	Three Months Ended
	June 30, 2017	June 30, 2016
	$	$
Revenues	704,728	588,496
Cost of Sales	-	770
Gross Profit	704,728	587,726
Operating Expenses:
General and Administrative	570,805	1,076,633
Warrants and Options Expense	85,140	88,669
Total Operating Expenses	655,945	1,165,302
Income (Loss) from operations	48,783	(577,576)
Loss on Debt Extinguishment	(11,512)	(37,579)
Interest Expense	(44,113)	(29,796)
Net Income (loss)	(6,842)	(644,951)

Revenues increased for the three months ended June 30, 2017 to $704,728 compared to $587,726 for the comparable period in 2016. This increase was attributable to an increase of fee income from our web-based platform and transition fees from the sale of Westminster. Our sales department has continued to add customers in 2017 through direct marketing and customer training.

General and administrative expenses decreased for the three months ended June 30, 2017 to $570,805 compared to $1,076,633 for the comparable period in 2016. A large component of general and administrative expenses in 2017 was affected by a decrease in employee cash compensation expense in 2017.

Warrant and options expense in the 2017 and 2016 periods represent compensation cost related to the issuance of employee stock options.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of June 30, 2017.

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

(a)our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and

(b)our disclosure controls and procedures were not effective to provide reasonable assurance that material information required to be disclosed by us in the reports we file or submit under the Exchange Act was accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the six months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2015, convertible promissory notes were issued in the aggregate amount of $150,000. These notes were due in April 2017. In April 2017 the maturity date of these notes was extended to April 2018, the conversion rate of the notes was reduced from $1.50 to $0.85 per share of Common Stock, and the holders of the notes were granted warrants to purchase an aggregate total of 18,150 of restricted Common Stock at a price per security equal to $0.65 per share, with an expiration date of five (5) years.

The issuances of the warrants described above were exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Act; (c) were non-U.S. persons; and/or (d) were officers or directors of the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit No.Description

31.ACertification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.BCertification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.ACertification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.BCertification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU
Suren Ajjarapu
Chief Executive Officer

Date: August 4, 2017

By:	/s/ HOWARD DOSS
Howard Doss
Chief Financial Officer

Date: August 4, 2017