Form 10-Q
period 2017-09-30
TRXADE GROUP, INC.
filed 2017-11-07
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 6, 2017
Common Stock, $0.00001 par value per share	31,985,827 shares

TRXADE GROUP, INC.
FORM 10-Q
For the Quarter Ended September 30, 2017
INDEX

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

(unaudited)

	September 30, 2017	December 31, 2016
Assets

Current Assets
Cash	$173,330	$14,679
Accounts Receivable, net	253,010	299,113
Prepaid Assets	102,101	22,438
Other Assets	3,158	894
Total Current Assets	531,599	337,124
Total Assets	$531,599	$337,124

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts Payable	$122,802	$236,849
Accrued Liabilities	199,743	466,982
Short Term Notes Payable net of $2,574 and $40,306 discount	50,899	392,379
Short term Convertible Notes Payable	-	165,000
Short term Notes Payable – Related Parties	-	10,000
Short term Convertible Notes Payable – Related Parties Net of $0 and $48,341 discount	251,725	203,384
Total Current Liabilities	625,169	1,474,594
Long Term Liabilities
Convertible Note net of $0 and $152 discount	181,500	10,587
Long term Notes Payable – Related Parties	222,552	-
Total Liabilities	1,029,221	1,485,181

Shareholders’ Deficit
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized;
0 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 31,985,827 and 31,660,827 shares issued and outstanding, as of September 30, 2017 and December 31, 2016, respectively	320	316
Additional Paid-in Capital	7,762,077	7,260,723
Retained Deficit	(8,260,019)	(8,409,096)
Total Shareholders’ Deficit	(497,622)	(1,148,057)
Total Liabilities and Shareholders’ Deficit	$531,599	$337,124

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

Three months and nine months ended September 30, 2017 and 2016

(unaudited)

	Three months ended		Nine months ended
	2017	2016	2017	2016

Revenues	$735,869	$610,832	$2,141,540	$1,843,843
Cost of Sales	-	-	-	16,362
Gross Profit	735,869	610,832	2,141,540	1,827,481

Operating Expenses
General and Administrative	646,254	856,052	1,906,692	2,780,557

Operating Income (Loss)	89,615	(245,220)	234,848	(953,076)
Other Income	22,500	-	67,500	-
Loss on Debt Conversion	(5,044)	-	(16,556)	(37,579)
Interest Expense	(30,878)	(50,257)	(136,715)	(120,978)

Net Income (Loss) from Continuing Operations	$76,193	$(295,477)	$149,077	$(1,111,633)
Loss from Discontinued Operations	-	(547,403)	-	(1,205,442)
Net Income (Loss)	$76,193	$(842,880)	$149,077	$(2,317,075)
Net Income (Loss) per Common Share – Basic:
Continuing Operations	$0.00	$(0.01)	$0.00	$(0.03)
Discontinued Operations	$0.00	$(0.02)	$0.00	$(0.04)
Total	$0.00	$(0.03)	$0.00	$(0.07)
Net Income (Loss) per Common Share – Diluted:
Continuing Operations	$0.00	$(0.01)	$0.00	$(0.03)
Discontinued Operations	$0.00	$(0.02)	$0.00	$(0.04)
Total	$0.00	$(0.03)	$0.00	$(0.07)

Weighted average Common Shares Outstanding Basic	31,985,827	31,611,914	31,945,168	31,505,535
Weighted average Common Shares Outstanding Diluted	34,076,003	31,611,914	34,076,003	31,505,535

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Nine months ended September 30, 2017 and 2016

(unaudited)

	2017	2016
Operating Activities:
Net Income (Loss)	$149,077	$(2,317,075)
Loss From discontinued operations	-	1,205,442
Adjustments to reconcile net income (loss) to net cash used in Operating activities:
Bad Debt Expense	-	711
Stock Issued for Services	12,500	-
Options expense	222,052	158,927
Loss on debt extinguishment	16,556	37,579
Amortization of Debt Discount	86,225	76,745
Changes in operating assets and liabilities:
Accounts Receivable	46,103	97,740
Prepaid Assets and other Current Assets	(79,663)	(23,038)
Other Assets	(2,264)	5,149
Accounts Payable	(81,495)	150,520
Accrued Liabilities and Other Liabilities	(250,739)	330,642
Net Cash provided by (used in) operating activities	118,352	(276,658)

Financing Activities:
Cash paid as Original Debt Discount	-	(45,000)
Repayments of Short-term Convertible Debt	-	(50,000)
Repayments of Promissory Note – Third Parties	(389,951)	(3,758)
Proceeds from Short-term Convertible Debt – Related Party	-	190,000
Proceeds from Promissory Note	-	150,000
Proceeds from Promissory Note – Related Parties	180,000	-
Proceeds from exercise of Warrants	250	250
Proceeds from Issuance of Common Stock	250,000	300,000
Net Cash provided by financing activities	40,299	541,492

Discontinued Operations:
Net cash used in operating activities	-	(426,484)
Net cash used in investing activities	-	(78,000)
Net cash provided by financing activities	-	250,000
Net cash provided by discontinued operations	-	(254,484)

Net increase (decrease) in Cash	158,651	10,350
Cash at Beginning of the Year	14,679	78,708
Cash at September 30, 2017 and 2016	$173,330	$89,058

Supplemental Cash Flow Information
Cash Paid for Interest	$39,481	$22,227
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Reclass from accrued interest to short term convertible notes	$16,500	$15,000
Arrangement to move related party Accounts Payable to Notes Payable	$32,552	$-
Beneficial conversion features and relative fair value of warrants	$-	$127,482

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2017 and 2016

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

Income (loss) Per Common Share – Basic net income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method while the dilutive effect of our convertible notes is computed using the if-converted method. For the three and nine months ended September 30, 2016, diluted net loss per share is equivalent to basic net loss per share as the inclusion of any shares committed to be issued would be anti-dilutive.

The following table sets forth the computation of basic and diluted Income per Share:

	For three months ended September 30, 2017	For nine months ended September 30, 2017

Numerator:
Net Income (Loss)	$76,193	$149,077
Numerator for basic and diluted EPS – income (loss)	-	-
Available to common shareholders	76,193	149,077

Denominator:
Denominator for basic EPS – weighted average shares	31,985,827	31,945,168
Dilutive effect of warrants	2,090,176	2,130,835
Denominator for diluted EPS –weighted average shares	34,076,003	34,076,003

Basic and Diluted income (loss) per common share	0.00	0.00

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

The Company’s future capital requirements will depend on many factors, including cash flow from operations, costs to complete platform improvements, if warranted, and competition and market conditions. The Company’s recurring operating losses and working capital needs will require that it obtain additional capital to operate its business. Given the Company’s limited operating history, lack of sufficient revenues, and its operating losses, there can be no assurance that it will be able to achieve and maintain profitability. Accordingly, these factors raise substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Assets transferred	$1,197,354
Liabilities transferred	$(3,908,296)
Cancellation of intercompany payables	$1,557,810
Write-off unamortized debt discount	$267,381
Issuance of 1,500,000 warrants	$688,143
Gain on sale of Westminster	$(197,608)

Results of Discontinued Operations for the:

	Three months ended September 30, 2016	Nine months ended September 30, 2016
Revenue	$192,446	$2,495,576
Cost of Goods Sold	$230,672	$2,270,281
Operating Expenses	$508,454	$1,387,260
Interest Expense	$723	$43,477
Loss from discontinued operation	$(547,403)	$(1,205,442)

Assets and Liabilities of Discontinued Operations as of

December 31, 2016
Cash	$65,386
Accounts Receivable	30,499
Inventory, net of $30,413 obsolescence reserve	641,525
Prepaid Assets and other advances	75,221
Fixed Assets, net of accumulated amortization	65,000
Other Assets	319,723
Total Assets	$1,197,354

Intercompany payable	$1,557,810
Accounts payable	620,881
Accrued Liabilities	229,605
Convertible Note	1,500,000
Total Liabilities	$3,908,296

NOTE 4 –SHORT TERM DEBT AND RELATED PARTIES DEBT

Convertible Promissory Note

At December 31, 2016, the short-term convertible notes had a principal balance of $165,000 with an unamortized debt discount of $0. The principal matured in April 2017 and had an annual interest rate of 10%. The original maturity was in April 2016 and was amended to a one-year extension of the maturity date of the outstanding notes, the holders of the notes were granted warrants at one common stock for $4.00 of the note amount, and warrants to purchase 41,250 shares of common stock were issued at a strike price of $1.50 and an expiration date of five years from date of issuance. The amendment of the note was considered a debt extinguishment and a loss on extinguishment of debt was booked in the amount of $37,579.

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

Promissory Note

In May 2016, a promissory note was renewed in the face amount of $250,000 and the term was extended an additional year. The note has an original issuance discount of $45,000 and this amount was paid in cash at the renewal. During 2016, a debt discount of $30,000 was amortized. As of December 31, 2016, the promissory note has a balance of $235,000 with an unamortized debt discount of $15,000. During the nine months ended September 30, 2017, debt discount of $15,000 was amortized and the balance of $250,000 was paid.

In October 2016, a promissory note was issued in the face amount of $47,000. The term of the note was one year. Payments are made monthly and $3,917 of principal was paid in 2016. During the nine months ended September 30, 2017 $35,250 of principal was paid and the balance was $7,833.

In September 2016, a promissory note was issued for $189,000. The term of the note is 494 days. The debt discount was $39,000 thus the initial net proceeds were $150,000. At December 31, 2016, $139,602 was classified as short term with a discount of $25,306 and $10,739 was classified as long term with a discount of $152. Payments are made each weekday in the amount of $537. At September 30, 2017, $104,701 was paid off by cash and debt discount of $22,884 was amortized. At September 30, 2017 the balance was $45,640, classified as short term with a discount of $2,574.

As of September 30, 2017, short term promissory notes have a balance of $50,899, net of $2,574 unamortized debt discount.

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

In August 2017, $40,000 in convertible promissory notes was amended. A one-year extension was executed to August 2018. In connection with the one-year extension of the maturity date of the outstanding notes, the holder of the notes was granted warrants to purchase 10,000 shares of common stock that was issued at a strike price of $0.80 and an expiration date of five years from date of issuance. The amendment of the note was considered a debt extinguishment and a loss on extinguishment of debt was booked in the amount of $5,044.

In September 2017, a $150,000 related party note was renewed for a six-month extension at the same interest rate of 10%, due in February 2018

During 2017, a debt discount of $48,341 was amortized. As of September 30, 2017, the short term related party convertible notes had a principal balance of $251,725, net of an unamortized debt discount of $0.

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

NOTE 7 - WARRANTS

For the nine-month period ended September 30, 2017, 87,500 warrants were issued related to the subscription of common shares – See NOTE 6 – SHAREHOLDERS EQUITY, 28,150 were issued for renewal of convertible debt – See NOTE 4 – SHORT TERM DEBT AND RELATED PARTY DEBT - Convertible Promissory Note, and 25,000 warrants were exercised and none were forfeited.

The Company’s outstanding and exercisable warrants as of September 30, 2017 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Warrants Outstanding as of December 31, 2016	2,647,446	$0.24	4.24	$930,751

Warrants Granted	115,650	0.18	5.00	-
Warrants Forfeited	-	-	-	-
Warrants Exercised	(25,000)	0.01	-	-

Warrants Outstanding as of September 30, 2017	2,738,096	$0.24	3.53	$852,334

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

For the nine-month period ended September 30, 2017, two option grants’ exercise periods were extended to 10 years from the grant date. The option expense for the nine month period associated with the extension was $62,621. 110,500 options were forfeited or expired due to employee resignation. For the options not vested, the option expense reversed was $11,975.

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

Total compensation cost related to stock options was $222,052 for the nine months ended September 30, 2017. As of September 30, 2017, there was $136,909 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 4.0 to 10.0 years. The following table represents stock option activity for the nine-month period ended September 30, 2017:

	Number of Options	Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding as of December 31, 2016	1,044,500	$0.92	3.38	$-
Exercisable at December 31, 2016	584,000	1.05	3.02	-

Forfeited	(35,000)	1.02	8.51	-
Granted	253,846	0.65	9.28	-
Expired	(75,500)	1.13	4.79	-

Outstanding as of September 30, 2017	1,187,846	$0.97	7.19	$-
Exercisable at September 30, 2017	715,050	1.01	6.49	-

NOTE 9 – RELATED PARTIES

Trxade Group, Inc. owed management wages to Mr. Prashant Patel and Mr. Suren Ajjarapu at September 30, 2017 of $68,261 and $4,231, respectively and at December 31, 2016 of $132,012 and $76,971, respectively.

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

NOTE 11 – SUBSEQUENT EVENTS

In October 2017, 10,000 options were granted to an employee with an exercise price of $0.41 and an exercise expiration of 10 years from the grant date. The options vest over a five-year period.

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

•Results of Operations. An analysis of our financial results comparing the nine months ended September 30, 2017 and 2016.

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

We began operations under Trxade Nevada in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide enhanced pricing transparency, purchasing capabilities and other value-added services on a single platform to focus on serving the nation’s approximately 24,000 independent pharmacies with an annual purchasing power of $96 billion. Our national supplier partners are able to fulfill orders on our platform immediately and provide the pharmacy with cost saving payment terms and next day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). Important additions to this platform further include the generation of pharmacy to pharmacy trading capabilities to help independents with their overstocked inventories in a more organized manner. We have expanded rapidly and now have over 8,000 registered pharmacy members purchasing on our platform.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $173,330 at September 30, 2017. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each quarterly period were as follows:

	September 30, 2017	December 31, 2016
Cash and cash equivalents	$173,330	$14,679
Current assets (excluding cash and cash equivalents)	358,269	322,445
Current liabilities (excluding short term debt)	322,545	703,831
Short term debt	302,624	770,763
Working Capital	(93,570)	(1,137,470)

As of September 30, 2017, we had cash and cash equivalents of approximately $173,330 and other current assets of $358,269.  The increase in our cash and cash equivalents was primarily due to a $250,000 issuance of Common Stock and warrants for cash in January 2017 and cash generated from operating activities.

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

Liquidity Outlook

Cash Requirements

Our primary objectives for 2017 are to continue the development of the Trxade Platform and increase our client base and operational revenue. Additional funds will be needed to continue to expand our platform and customer base, and cover general and administrative expense and satisfy outstanding debt obligations. We expect to pursue raising capital to fund our operations and provide personnel to expand operations and required working capital. Through these efforts, management believe the Company will be able to obtain the liquidity necessary to fund company operations for the foreseeable future, however there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30, 2017	September 30, 2016
	$	$
Net cash provided by (used in):
Operating activities	118,352	(276,658)
Financing activities	40,299	541,492
Discontinued operations	-	(254,484)
Net increase (decrease) in cash and cash equivalents	158,651	10,350

Net increase in cash and cash equivalents for the nine months ended September 30, 2017 was $158,651. This is an increase of $148,301 from same period in 2016 and was due to increased customers and revenue.  Financing activities in 2017 include $250,250 raised in common stock and exercise of warrants.

Results of Operations

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Continuing Operations

	Nine Months Ended
	September 30, 2017	September 30, 2016
	$	$
Revenues	2,141,540	1,843,843
Cost of Sales	-	16,362
Gross Profit	2,141,540	1,827,481
Operating Expenses:
General and Administrative	1,684,640	2,621,630
Warrants and Options Expense	222,052	158,927
Total Operating Expenses	1,906,692	2,780,557
Income (Loss) from operations	234,848	(953,076)
Other Income	67,500	-
Loss on Debt Extinguishment	(16,556)	(37,579)
Interest Expense	(136,715)	(120,978)
Net Income (loss)	149,077	(1,111,633)

Revenues increased for the nine months ended September 30, 2017 to $2,141,540 compared to $1,843,843 for the comparable period in 2016.  This increase was attributable to an increase of fee income from our web-based platform and transition fees from the sale of Westminster. Our sales department has continued to add customers in 2017 through direct marketing and customer training.

General and administrative expenses decreased for the nine months ended September 30, 2017 to $1,684,640 compared to $2,621,630 for the comparable period in 2016.  A large component of general and administrative expenses in 2017 was affected by a decrease in employee cash compensation expense in 2017.

Warrant and options expense in the 2017 and 2016 periods represent compensation cost related to the issuance of employee stock options.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Continuing Operations

	Three Months Ended
	September 30, 2017	September 30, 2016
	$	$
Revenues	735,869	610,832
Cost of Sales	-	-
Gross Profit	735,869	610,832
Operating Expenses:
General and Administrative	588,979	813,269
Warrants and Options Expense	57,275	42,783
Total Operating Expenses	646,254	856,052
Income (Loss) from operations	89,615	(245,220)
Other Income	22,500	-
Loss on Debt Extinguishment	(5,044)	-
Interest Expense	(30,878)	(50,257)
Net Income (loss)	76,193	(295,477)

Revenues increased for the three months ended September 30, 2017 to $735,869 compared to $610,832 for the comparable period in 2016.  This increase was attributable to an increase of fee income from our web-based platform and transition fees from the sale of Westminster. Our sales department has continued to add customers in 2017 through direct marketing and customer training.

General and administrative expenses decreased for the three months ended September 30, 2017 to $588,979 compared to $813,269 for the comparable period in 2016.  A large component of general and administrative expenses in 2017 was affected by a decrease in employee cash compensation expense in 2017.

Warrant and options expense in the 2017 and 2016 periods represent compensation cost related to the issuance of employee stock options.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of September 30, 2017.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the nine months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on March 31, 2017.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July 2017 the Company satisfied an outstanding promissory note in the principal amount of $250,000 (the “NPR Note”).  The NPR Note included a personal guarantee from Suren Ajjarapu and Prashant Patel, who both serve on the Board of Directors of the Company and are executive officers and controlling stockholders of the Company. In connection with the foregoing satisfaction of the NPR Note above, the Company entered into a promissory note agreement on July 1, 2017, whereby the Company borrowed $100,000 and $122,551.88 from Sansur Associates, LLC, a limited liability company controlled by Mr. Ajjarapu, and Mr. Patel, respectively. The term of each of these Notes is three years and they each bear interest at 6%, which is payable annually.

In August 2017, a convertible promissory note in the aggregate amount of $40,000 was due. In August 2017 the maturity date of this notes was extended to August 2018 and the holder of the note was granted warrants to purchase 10,000 shares of restricted Common Stock at a price per security equal to $0.80 per share, with an expiration date of five (5) years.

The issuances of the notes and warrants described above were exempt from registration pursuant to Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Act; (c) were non-U.S. persons; and/or (d) were officers or directors of the Company.

In April and October 2017, the Board of Director made stock options grants to purchase 253,846 and 210,000 shares of Common Stock, respectively, under the Company’s 2014 Equity Incentive Plan.  These option grants were exempt from registration pursuant Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

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

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU

Suren Ajjarapu
Chief Executive Officer

Date: November 7, 2017

By:	/s/ HOWARD DOSS

Howard Doss
Chief Financial Officer

Date: November 7, 2017