Form 10-K
period 2017-12-31
TRXADE GROUP, INC.
filed 2018-03-02
CIK 1382574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________.

Commission file number: 000-55218

TRXADE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of	Identification Number)
incorporation or organization)
3840 Land O’ Lakes Blvd.	34639
Land O’ Lakes, Florida	(Zip code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (800)-261-0281

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	OTCBB

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes[   ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 based upon the closing price reported on such date was approximately $3,295,043.  Shares of voting stock held by each officer and director and by each person who, as of June 30, 2017 may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose. There were 31,985,827 shares of the registrant’s common stock outstanding on June 30, 2017.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [   ] No [   ]

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

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

Background of Trxade

PharmaCycle LLC, a Nevada limited liability company (“PharmaCycle”), was formed in August 2010 by Prashant Patel to serve as a web-based market platform designed to enable trading among healthcare buyers and sellers of pharmaceuticals, accessories and services. In January 2013, PharmaCycle converted into a Florida corporation and changed its name to Trxade, Inc. (“Trxade Florida”). In May 2013, Trxade Florida created a new wholly owned subsidiary, Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”). Trxade Nevada acquired Trxade Florida pursuant to a reverse triangular merger, resulting in Trxade Florida becoming a wholly owned subsidiary of Trxade Nevada (the “Nevada-Florida Merger”). The sole purpose of the Nevada-Florida Merger was to provide for a holding company to own Trxade Florida, the operating company. At all times, up to the Nevada-Florida Merger, Trxade Florida was capitalized exclusively through cash capital contributions made by Messrs. Suren Ajjarapu and Patel. Immediately following the Nevada-Florida Merger, Messrs. Ajjarapu and Patel collectively owned 99% of Trxade Nevada. Subsequent to the Nevada-Florida Merger (but prior to the merger with XCEL), Trxade Nevada raised $670,000 through the sale of its preferred stock in private placements made to third party investors.

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

Subsidiaries

We own 100% of Trxade, Inc. This subsidiary is included in our attached consolidated financial statements and is engaged in the same line of business as Trxade. Trxade Florida is a web-based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

We own 100% of Integra Pharma Solutions, LLC, (formerly Pinnacle Tek, Inc., a Florida corporation) founded by Mr. Ajjarapu in 2011. (“INTEGRA”). Until the end of 2016, INTEGRA served as our technology consultant provider, but we discontinued that line of business in 2016. INTEGRA is now intended to serve as the our logistics company for pharmaceutical distribution, but has no material effect on our operations at this time.

We own 100% of Alliance Pharma Solutions, LLC, a Florida LLC., which was founded in January 2018 (“Alliance”). Alliance currently has no operations or material effect on our business at this time, but is intended to serve as our consulting firm for pharmaceutical wholesalers.

We also owned 100% of ShopRX, Ltd., our UK based subsidiary. The Company had hoped to establish a similar business to Trxade, Inc. in the United Kingdom in the future under this entity. This division was dissolved and has no material impact on the Company’s operational results.

Sale of Westminster

We also owned 100% of Westminster Pharmaceutical LLC, a Delaware limited liability company (“Westminster”) through December 31, 2016. Westminster was formed in January 2013 as a single member LLC wholly owned by Trxade Florida. This licensed subsidiary is included in our attached financial statements and provides state-licensed pharmacies and buying groups in the United States with pharmaceuticals approved by the United States Food and Drug Administration (the “FDA”). In late 2015 and early 2016 Westminster entered into multiple supply contracts with wholesale manufacturers of generic pharmaceuticals to begin selling Westminster private label generic pharmaceuticals to our customers.

In December 2016, based on management’s strategic review of its portfolio of businesses, the Company committed to a plan to sell our private label generic pharmaceuticals. On December 31, 2016, the Company entered into and consummated the sale of 100% of its equity interests in Westminster Pharmaceuticals, LLC, and in connection with the sale, the Company exited the private label generic pharmaceuticals business line. The purchase price for Westminster was the cancellation of $1,500,000 of indebtedness with the buyer under the senior secured note, the issuance of a warrant to purchase 1,500,000 shares of the Company’s Common Stock and the assumption of various contracts and obligations of Westminster. The Warrants were issued at a strike price of $0.01 per share, and have an expiration date of five years from date of grant under the term and conditions of a warrant agreement.

The Westminster sale is considered a discontinued operation, and as a result, all consolidated financial statements in this Annual Report on Form 10-K have been adjusted accordingly to reflect this financial statement presentation. See Note 3 of the Notes to Consolidated Financial Statements for information concerning the sale of Westminster.

BUSINESS OF TRXADE

Our Principal Products and Services and their Markets.

Trxade.com: Trxade.com is a web-based pharmaceutical marketplace engaged in promoting and enabling trade among independent pharmacies and large pharmaceutical suppliers nationally. Additional features include the ability of independent pharmacies to trade among each other in currently 18 states that follow the Model State Pharmacy Act. (The Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act) provide the boards of pharmacy with model language that may be used when developing state laws or board rules.) Other value-added components include access to Trxade’s proprietary pharmaceutical shortage database, data analytics regarding medication pricing, and manufacturer return policies. We generate revenue from this service by charging a transaction fee to the seller of the products for sales conducted via the Trxade platform. The buyers do not bear the cost of transaction fees for the purchases that they make nor do they pay a fee to join or register with our platform. Substantially all of our revenues during the years ended December 31, 2017, and 2016 were from platform revenue on Trxade.com.

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

Integra Pharma Solutions, LLC: INTEGRA is intended to serve as the our logistics company for pharmaceutical distribution, but has no operations or revenue at this time.

All our product offerings are focused on the US markets. Some products are restricted to certain states depending on the various state regulations and guidelines pertaining to pharmaceuticals. Our services are distributed through our online platform.

Discontinued Operations.

Westminster Pharmaceuticals: Westminster Pharmaceuticals bought US FDA approved prescription medication from licensed pharmaceutical wholesalers and manufacturers. These products were delivered and stored at a licensed logistics location in Olive Brach, MS and ready for delivery to our customer base once a product was sold. In late 2015 and early 2016 Westminster entered into multiple supply contracts with wholesale manufacturers of generic pharmaceuticals to begin selling Westminster private label generic pharmaceuticals to our customers. Revenue was generated from the sale of private label products owned by Westminster. This business line was not profitable for the Company, and Westminster was sold in December 2016 and the Company exited the private label generic pharmaceuticals business line. See Note 3 of the Notes to Consolidated Financial Statements for information concerning the sale of Westminster.

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

One advantage that we believe we have over our competition is our ability to be flexible and fast moving in adjusting our business model to address the needs of our customer base. Trxade started by offering pharmacies a reverse auction model to enhance savings on the purchase of their pharmaceuticals. Customer feedback suggested that pharmacies prefer a more buy now format, which we implemented and then supplemented with a pharmacy-to-pharmacy trading capability for all overstock pharmaceuticals which was discontinued. This resulted in a “one stop-one-search” platform to buy quality pharmaceuticals for less and a data-rich platform to help pharmacies overcome the complexities related to supply chain purchasing.

Sources and availability of raw materials and the names of principal suppliers.

Trxade is a web-based technology platform. Because we are not a manufacturing company, we don’t need any raw materials. Our module on the platform is supplier-to-pharmacy trade. We bring buyers and sellers together on this platform. Our suppliers include National Apothecary Solutions, River City Pharmacy and South Pointe Wholesale, Inc.

Dependence on one or a few major customers.

As of the date of this Form 10-K, we have over 8,500 pharmacies and over 25 pharmaceutical suppliers as customers, with a market potential of approximately 24,000 independent pharmacies and 1,500 regional and local suppliers. We have a working relationship with over 25 wholesalers and the nation’s largest buying group. Although we feel those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the wholesalers decided no longer to do business with Trxade, the resulting supplier void would materially and adversely affect our competitiveness in the marketplace.

Intellectual Property

Although we believe that our name and brand are protected by common law trademark principals, other than Trxade and pending trademarks on RxGuru and our pharmaceutical pricing benchmarks PAC, we do not currently have any other registered trademarks, patents, concessions, licenses, royalty agreements, or franchises. Our business operates under a proprietary software system which includes trade secrets within our database, business practices and pricing model.

Need for government approval of principle products and services.

We are required to hold business licenses and to follow applicable state and federal government regulations detailed herein. Our wholesale division, which warehouses pharmaceutical products, requires requisite FDA and state approval, which we have obtained. The wholesale division was discontinued in December 2016.

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

Research and Development.

During the last two fiscal years, Trxade.com, InventoryRx.com, Pharmabayonline and RxGuru have been developed as proprietary software. For the years ended December 31, 2017 and 2016, $375,172 and $286,757, respectively, was spent by the company in development activities. None of these expenses were borne directly by customers.

Cost of compliance with environmental laws.

We are not aware of any costs or effects of our compliance with environmental laws.

Employees

Currently, we have 23 employees. We also utilize numerous outside consultants.

Seasonality

Our business is not directly affected by seasonal fluctuations, but is affected indirectly by the fall and winter flu season, to the extent it leads to in increased demand for certain generic pharmaceuticals.

Available Information

Our website is located at www.trxade.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements are available through free of charge, after we file them with the SEC, on the SEC’s website at www.sec.gov. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may also request this information directly from the Company. You can get information on the operation of the SEC Public Reference Room by calling the SEC at 1-800-SEC-0330.

The content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

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

We may continue to incur losses for an indeterminate period of times

In 2017 we were profitable for the first time; previous years were unprofitable. Our current business model has been in development since 2010. Revenues generated from the Company’s business consolidated operations for the years ended December 31, 2017 and 2016 were $2,931,280 and $2,481,866, respectively. We incurred net income from continuing operations for the year ended December 31, 2017 of $288,983 and loss from continuing operations for the year ended December 31, 2016 of ($1,173,108). We may incur losses in the foreseeable future due to the significant costs associated with our business development, including costs associated with maintaining compliance under SEC reporting standards. We cannot assure you that our operations will annually generate sufficient revenues to fund our continuing operations or to fully implement our business plan, and thereafter sustain profitability in any future period.

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

Our management is aware that the competitiveness of the group of suppliers that participate in our system and price products on our exchange is a key factor in determining how many purchasing pharmacies and wholesalers will purchase products through our platforms. However, price is not the only factor that influences where retail pharmacies will obtain their product. Quality fulfillment services is also important, and retail pharmacies have historically received quality fulfillment services from the three major ADR distributors. In order to be more competitive, we must improve our customer service and wholesaler fulfillment efforts, because the independent, retail pharmacy has for years considered this element of the fulfillment process as important as price. Other factors influencing the pharmacies purchasing behavior in the future will be changes brought upon by The Affordable Care Act, which regulates some aspects of pharmaceutical spending and pricing. In this regard we should benefit substantially from our pricing and product shortage knowledge that is offered by our platform.

Profitability may be further increased as a result of lower cost of goods should the Company build stronger relationships with manufacturers and other larger buying groups that serve wholesalers/ distributors. On a larger scale those margins will drop depending upon the breadth of products provided in the market and the sale turn rates required. We are currently undertaking a significant effort to increase our membership base through attendance at annual conferences and other strategies. Trxade has an expanded e-mail marketing strategy based on our competitive price advantages and product shortage and price trend analysis tools.

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

We rely on third-party contracts.

We depend on others to provide products and services to the Company. We do not manufacture pharmaceuticals and we do not sell pharmaceuticals to the end consumer. We do not control these wholesalers, suppliers and purchasers and although our arrangements with them will be terminable or of limited length, a change may be difficult to implement. At this time, we have a working relationship with over twenty-five wholesalers and the nation’s largest buying group. Although we feel those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the wholesalers decided no longer to do business with us, that supplier void would materially and adversely affect our competitiveness in the marketplace.

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

We are an SEC reporting company. The rules and regulations under the Exchange Act require reporting companies to provide periodic reports with interactive data files, which require that we engage legal, accounting and auditing professionals, and XBRL and EDGAR service providers. The engagement of such services can be costly and the Company may continue to incur additional losses, which may adversely affect the Company’s ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of being a reporting company, we are required to file periodic and current reports and other information with the SEC and we have adopted policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures.

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

Suren Ajjarapu, our CEO, and Prashant Patel, our President, beneficially own, in the aggregate, over 80% of our Common Stock. As a result, these stockholders, acting together, will be able to influence many matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and may affect the market price of our stock.

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

The price of our stock may be highly volatile and could be subject to fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•quarterly variations in our results of operations or those of our competitors;

•announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

•disruption to our operations or those of other sources critical to our operations;

•the emergence of new competitors;

•our ability to develop and market new and enhanced products on a timely basis;

•seasonal or other variations;

•commencement of, or our involvement in, litigation;

•dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt;

•changes in our board or management;

•adoption of new or different accounting standards;

•changes in governmental regulations or in the status of our regulatory approvals;

•changes in earnings estimates or recommendations by securities analysts;

•general economic conditions and slow or negative growth of related markets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of Property

We do not own any real property. We lease office space at: 3840 Land O’ Lakes Blvd, Land O’Lakes, Florida 34639 from January 1, 2018 for approximately $100,000 per year under a 3-year lease agreement, occupying approximately 6300 square feet. We believe our current and future facilities are adequate for our current and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

According to the records of our transfer agent, as of December 31, 2017, there were approximately 67 holders of record of our common stock, not including any persons who hold their stock in “street name.”

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

The following table sets forth the high and low bid price for each quarter within the fiscal years ended December 31, 2017 and 2016, as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year	Period	Bid Prices High	Bid Prices Low
2016	First Quarter	$1.25	$.75
	Second Quarter	$1.02	$.74
	Third Quarter	$1.00	$.56
	Fourth Quarter	$.70	$.46
2017	First Quarter	$.45	$.25
	Second Quarter	$.45	$.25
	Third Quarter	$.45	$.40
	Fourth Quarter	$.72	$.22

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.00001 par value per share, all of which 10,000,000 undesignated. The Company had no preferred shares outstanding at December 31, 2017 or as of the date of this filing.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2017, with respect to our compensation plans under which common stock is authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted- average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)

Equity compensation plans approved by stockholders (1)	1,157,405	0.97	842,595(2)
Equity compensation plans not approved by stockholders (3)	435,000	1.00
Total	1,592,405	0.97	842,595

(1)Consists of (i) options to purchase 782,405 shares of common stock issued and outstanding under the Trxade Group, Inc. 2014 Equity Incentive Plan, (ii) options to purchase 375,000 shares of common stock issued and outstanding under the Trxade Group, Inc. 2013 Equity Incentive Plan.

(2)Consists of 2,000,000 shares of common stock reserved and available for issuance under the Trxade Group, Inc. 2014 Equity Incentive Plan. 1,157,405 options have been issued and 842,595 shares are available for issuance at December 31, 2017

(3)Consists of (i) warrants to purchase 435,000 shares of common stock granted by Trxade Group, Inc., and our predecessor in interest to consultants in October 2013.

Stock Transfer Agent

Our Stock Transfer Agent is Action Stock Transfer, 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, UT 84121.

Recent Sales of Unregistered Securities

During the past year, other than those securities previously reported on Form 10-Q or on a Current Report on Form 8-K, we issued and sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In February 2017, 25,000 shares of Common Stock were issued when warrants were exercised at $0.01 with strike price for $250.00 In March 2017, 50,000 shares of Common Stock were issued for services performed for the Company and valued at fair value of $12,500.

The use of proceeds associated with the above listed sales of unregistered securities was for general working capital purposes. The issuances and grants described above were exempt from registration pursuant to Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering pursuant to benefit plans and contracts relating to compensation as provided under Rule 701, or were exempt private placements under Section 4(2), Rule 506 of Regulation D and/or Regulation S of the Securities Act, since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Act; (c) were non-U.S. persons; and/or (d) were officers or directors of the Company.

Repurchase of Securities

The Company did not purchase any shares of its common stock during the year ended December 31, 2017.

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

•Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2017 and 2016.

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

We began operations under Trxade Nevada in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide enhanced pricing transparency, purchasing capabilities and other value added services on a single platform to focus on serving the nation’s approximately 24,000 independent pharmacies with an annual purchasing power of $96 billion. Our national supplier partners are able to fulfill orders on our platform immediately and provide the pharmacy with cost saving payment terms and next day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). Important additions to this platform further include the generation of pharmacy to pharmacy trading capabilities to help independents with their overstocked inventories in a more organized manner. We expanded rapidly since 2015 and now have over 8,500 registered pharmacy members purchasing on our platform.

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

Company Organization

Trxade Group, Inc. (“Company”) owns 100% of Trxade, Inc., and Integra Pharma Solutions, LLC (formerly Pinnacle Tek, Inc.), and Alliance Pharma Solutions, LLC. The reverse subsidiary merger of Trxade, Inc. and Trxade Group, Inc. occurred in July 2013. INTEGRA was merged through a subsidiary with Trxade Group, Inc. in July 2013. Alliance Pharma Solutions, LLC was formed in January 2018. The Company also owned 100% of Westminster Pharmaceutical LLC , which was formed in January 2013, until this division was sold in December 2016. Trxade, Inc. is a web based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Inactive or discontinued segments:

Westminster Pharmaceutical LLC, provided US state licensed pharmacies and other buying groups with FDA approved pharmaceuticals under a private label program. This division was sold in December 2016.

In 2016 the Company formed ShopRX, Ltd. the Company’s UK based subsidiary. The Company had hoped to establish a similar business to Trxade, Inc. in the United Kingdom in the future under this entity. This division was shut down in December 2016 and later dissolved and has no material impact on the Company’s operation results.

Integra Pharma Solutions, LLC, (formerly Pinnacle Tek, Inc.) was the Company’s wholly-owned technology consulting division. This division has not been active and has no material impact on the Company’s operation results. INTEGRA is now intended to serve as the Company’s logistics company for pharmaceutical manufacturers.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $183,914 at December 31, 2017. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	December 31, 2017	December 31, 2016

Cash and cash equivalents	$183,914	$14,679
Current assets (excluding cash and cash equivalents)	423,562	322,445
Current liabilities (excluding short term debt)	263,045	703,831
Short term debt	262,312	770,763
Working Capital	82,119	(1,137,470)

Our principal sources of liquidity have been cash provided by operations, equity capital and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses. We anticipate these uses will continue to be our principal uses of cash in the future.

The increase in cash and cash equivalents was primarily due to equity capital and operating income. The increase in our current assets was primarily due to higher cash and prepaid assets. Cash and prepaid assets increased by $169,235 and $79,657, respectively.

Current liabilities decrease is primarily due to the extension and payment of short term debt.

Liquidity Outlook cash explanation.

Cash Requirements

Our primary objectives for 2018 are to continue the development of the Trxade Platform and increase our client base and operational revenue. Additional funds will be needed to continue to expand our platform and customer base, and cover general and administrative expense. We expect to pursue raising capital to fund our operations and provide personnel to expand operations and required working capital. Through these efforts, management believe the Company will be able to obtain the liquidity necessary to fund company operations for the foreseeable future, however there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
General and administrative (1)	$2,975,000
Total	$2,975,000

(1)Includes wages and payroll, legal and accounting, marketing, rent and web development.

Since inception, we have funded our operations primarily through debt and equity capital raises and operational revenue. In 2017, common Stock was issued for $250,000 and new unsecured related party long term debt of approximately $200,000.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2017 and 2016:

	Fiscal Year Ended
	December 31, 2017	December 31, 2016

Loss from discontinued operations	$-	$(1,587,017)
Net Income (Loss) from continuing operations	288,983	(1,173,108)

Net cash provided by (used in) continuing operations:
Operating activities	171,670	(503,529)
Financing activities	(2,435)	621,389

Net cash provided by (used in) discontinued operations:
Operating activities	-	(809,889)
Investing activities	-	78,000
Financing activities	-	550,000

Net increase (decrease) in cash and cash equivalents	169,235	(64,029)

Cash provided by operations for the fiscal year ended December 31, 2017 was $171,670. This compared to $503,529 net cash used in operating activities for the fiscal year 2016.

There were no investing activities in continuing operations.

Financing activities in 2017 included $180,000 proceeds from long term debt and $250,000 in common stock issuance.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report. For all years presented, the consolidated statements of income and consolidated balance sheet data set forth in this Form 10-K have been adjusted for the reclassification of discontinued operations information, unless otherwise noted. See Note 3 to the consolidated financial statements in Item 8 for additional information on discontinued operations.

Fiscal Year Ended December 31, 2017 Compared to Fiscal Year Ended December 31, 2016

Continuing Operations

	Fiscal Year Ended
	December 31, 2017	December 31, 2016

Revenues	$2,931,280	$2,481,866

Operating Expenses:
General and Administrative	2,268,350	3,341,515
Warrants and Options Expense	267,835	147,630
Total Operating Expense	2,536,185	3,489,145

Other Income	67,500	23,250
Loss on extinguishment of debt	16,556	37,579
Interest Expense	157,056	151,500

Income (Loss) from Continuing Operations	288,983	(1,173,108)
Loss from Discontinued Operations	-	(1,784,625)
Gain from sale of Discontinued Operations	-	197,608

Substantially all of our revenues during the years ended December 31, 2017, and 2016 were from platform revenue. Revenues increased for the Fiscal Year ended December 31, 2017 to $2,931,280 compared to $2,481,866 for the comparable period in 2016. This increase was attributable to the mix of pharmaceuticals sold on the platform, brands vs. generics, the fee for generics are higher than brands. Our sales department has continued to add customers in 2017 through direct marketing and customer training.

General and administrative expenses decreased for the fiscal year ended December 31, 2017 to $2,268,350 compared to $3,341,515 for the comparable period in 2016. There was a decrease in employee cash compensation expense in the 2017 period due to decreased staffing of our pharmaceutical platform as it reached its operational phase.

Warrant and options expense in the 2017 and 2016 period represents compensation cost related to the issuance of employee stock options.

Interest expense in 2017 was as a result of approximately $700,000 in debt borrowings. Interest expense in 2016 was as a result of approximately $2,000,000 in debt borrowings.

Discontinued Operations

Westminster Pharmaceuticals, LLC was sold in December 2016 as a discontinued operation. For further discussion of the discontinued operations, see Note 3 of the consolidated financial statements contained under Item 8 of Part II of the Form 10-K.

Contractual Obligations and Commitments

In addition to our long-term debt obligations to our various lenders, we have certain other contractual working capital obligations, including contractual purchase obligations related to various supply contracts.

The following table summarizes our contractual obligations as of December 31, 2017:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years

Short and Long-term debt obligations	$666,516	262,464	404,052	-	-

Operating lease obligations	312,342	92,400	219,942	-	-

Total Contractual obligations	$978,858	354,864	623,994	-	-

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2017.

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

Trxade, Inc. generates net fee income as a percentage of the total transactions between the buyer (independent pharmacies) and the seller (wholesaler) of pharmaceutical drugs on the Trxade web-based platform. Revenue is recognized when (1) the price is fixed and determined as the buyer orders the drugs from the wholesaler. (2) The wholesaler has signed a contract with Trxade, Inc. which recognizes that an arrangement exists. (3) The wholesaler ships the drugs purchased to the buyer, revenue is recognized. (4) The collectability is reasonably assured by the wholesaler through prior credit checks and payment experience.

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

In future reporting periods, the Company will account for revenue recognition in accordance with ASC 606, “Revenue from Contracts with Customers”.

Stock-Based Compensation

The Company accounts for stock-based compensation to non-employees in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), Share Based Payments to Non-Employees, and ASC 505 which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying instruments vest.

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K

Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TRXADE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of directors of

Trxade Group, Inc.

Land O’Lakes, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trxade Group, Inc., and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2013.

Houston, Texas

March 1, 2018

Trxade Group, Inc.
Consolidated Balance Sheets
December 31, 2017 and 2016

	2017	2016
Assets

Current Assets
Cash	$183,914	$14,679
Accounts Receivable, net	319,467	299,113
Prepaid Assets	102,095	22,438
Other Current Assets	2,000	894
Total Current Assets	607,476	337,124
Other Assets
Deposit	10,000	-
Total Assets	$617,476	$337,124

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts Payable	$106,084	$236,849
Accrued Liabilities	156,961	466,982
Short Term Notes Payable, net of $152 and $40,306 discount	10,587	392,379
Short Term Convertible Notes Payable, net of $0 and $0 discount	-	165,000
Short Term Notes Payable – Related Party	-	10,000
Short Term Convertible Notes Payable – Related Parties, net of $0 and $48,341 discount	251,725	203,384
Total Current Liabilities	525,357	1,474,594

Long Term Liabilities
Convertible Note Payable	181,500	-
Notes Payable, net of $0 and $152 discount	-	10,587
Notes Payable – Related Parties	222,552	-
Total Liabilities	929,409	1,485,181

Shareholders’ Deficit
Series A Preferred Stock, $.00001 par value, 10,000,000 authorized; 0 and 0 issued and outstanding, as of December 31, 2017 and 2016, respectively	-

Common Stock, $0.00001 par value, 100,000,000 authorized; 31,985,827 and 31,660,827 issued and outstanding as of December 31, 2017 and 2016 respectively	320	316

Additional Paid-in Capital	7,807,860	7,260,723
Accumulated Deficit	(8,120,113)	(8,409,096)
Total Shareholder’s Deficit	(311,933)	(1,148,057)
Total Liabilities and Shareholders’ Deficit	$617,476	$337,124

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2017 and 2016

	Years Ended
	2017	2016

Revenues	$2,931,280	$2,481,866

Operating Expenses
General and Administrative	2,536,185	3,489,145

Operating Income (Loss)	395,095	(1,007,279)

Other Income	67,500	23,250
Loss on Extinguishment of Debt	(16,556)	(37,579)
Interest Expense	(157,056)	(151,500)

Income (Loss) from Continuing Operations	288,983	(1,173,108)
Loss from Discontinued Operations	-	(1,784,625)
Gain from sale of Discontinued Operations	-	197,608

Net Income (Loss)	$288,983	$(2,760,125)

Net Income (Loss) per Common Share – Basic:
Continuing operations	$0.01	$(0.04)
Discontinued operations	$-	$(0.05)
Total	$0.01	$(0.09)

Net Income (Loss) per Common Share – Diluted:
Continuing operations	$0.01	$(0.04)
Discontinued operations	$-	$(0.05)
Total	$0.01	$(0.09)

Weighted Average Common Shares outstanding Basic:	31,955,416	31,544,868

Weighted Average Common Shares outstanding Diluted:	34,086,251	31,544,868

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Changes in Shareholders’ Deficit

Years Ended December 31, 2017 and 2016

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance at	Shares	Amount	Shares	Amount

December 31, 2015	-	$-	31,435,827	$314	$5,915,674	$(5,648,971)	$267,017

Common Stock Issued for Cash	-	-	225,000	2	300,238	-	300,240
Warrants Issued for debt Amendment	-	-	-	-	37,579	-	37,579
Warrants Issued for sale of Westminster	-	-	-	-	688,143	-	688,143
Options Expense	-	-	-	-	147,630	-	147,630
Beneficial Conversion features and Relative fair value of warrants	-	-	-	-	171,459	-	171,459
Net Loss	-	-	-	-	-	(2,760,125)	(2,760,125)

December 31, 2016	-	$-	31,660,827	$316	$7,260,723	$(8,409,096)	$(1,148,057)

Common Stock Issued for Cash	-	-	250,000	3	249,997	-	250,000
Common Stock Issued for Services	-	-	50,000	1	12,499	-	12,500
Warrants Issued for debt Amendment	-	-	-	-	16,556	-	16,556
Warrants Exercised	-	-	25,000	-	250	-	250
Options Expense	-	-	-	-	267,835	-	267,835
Net Income	-	-	-	-	-	288,983	288,983

December 31, 2017	-	$-	31,985,827	$320	$7,807,860	$(8,120,113)	$(311,933)

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2017 and 2016

	2017	2016
Operating Activities:
Net Income/(Loss)	$288,983	$(2,760,125)
Loss From discontinued operations	-	(1,587,017)
Net Income/(Loss) from continuing operations	288,983	(1,173,108)
Adjustments to reconcile net income (loss) to net cash provided by (used in) Operating activities:
Recovery of Bad Debt	-	(150)
Options expense	267,835	147,630
Loss on Debt Extinguishment	16,556	37,579
Amortization of Debt Discount	88,647	111,288
Stock Issued for Services	12,500	-
Changes in operating assets and liabilities:
Accounts Receivable	(20,354)	55,779
Prepaid Assets and Other Assets	(90,763)	67,366
Accounts Payable	(98,213)	16,498
Accrued Liabilities and Other Liabilities	(293,521)	233,589
Net Cash provided by (used in) operating activities	171,670	(503,529)
Financing Activities:
Cash paid as Original Issue Discount	-	(45,000)
Proceeds from Debt – Related Parties	-	10,000
Repayments of Debt Note Payable	(432,685)	(54,735)
Proceeds from Debt Note Payable	-	209,159
Repayments of Convertible Note	-	(50,000)
Proceeds from Convertible Note – Related Parties	180,000	251,725
Proceeds from Issuance of Common Stock	250,000	300,000
Proceeds from Warrants exercise	250	240
Net Cash (used in)/provided by financing activities	(2,435)	621,389
Discontinued Operations:
Net cash used in operating activities	-	(809,889)
Net cash used in investing activities	-	(78,000)
Net cash used in financing activities	-	550,000
Net cash used in discontinued operations	-	(181,889)

Net increase or (Decrease) in Cash	169,235	(64,029)
Cash at Beginning of the Year	14,679	78,708
Cash at End of the Year	$183,914	$14,679

Supplemental Cash Flow Information
Cash Paid for Interest	$71,210	$23,556
Cash Paid for Income Taxes	$-	$-
Non-Cash Transactions
Reclass from accrued interest to short term convertible notes	$16,500	$15,000
Arrangement to move related party accounts payable to notes payable	$32,552	$-
Beneficial conversion features and relative fair value of warrants	$-	$171,459

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE 1 – ORGANIZATION

Trxade Group, Inc. (“we”, “our”, “Trxade”, the “Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC and ShopRX, Ltd. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in May 2013. ShopRx, Ltd. was formed in 2016.

Trxade, Inc. operates a web based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

In December 2016 the Company sold Westminster Pharmaceutical LLC. Westminster provided US state licensed pharmacies and other buying groups with FDA approved pharmaceuticals. The Westminster Pharmaceuticals LLC division, which was sold in December 2016, is included in the consolidated financial statements and is presented as discontinued operations as more fully described in Note 3 - DISCONTINUED OPERATIONS.

In December 2016 the Company ceased operation of ShopRX, Ltd. the Company’s UK based subsidiary. The Company had hoped to establish a similar business to Trxade, Inc. in the United Kingdom in the future under this entity. The startup costs were expensed.

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

Basis of Presentation – The Company has incurred losses for the past several years while pursuing the development of private label pharmaceutical products through Westminster Pharmaceuticals, LLC. The net losses incurred were $2.7 million in 2016. Westminster Pharmaceuticals, LLC was sold in December 2016. See NOTE 3 – Discontinued operations.

Historically, operations have been funded primarily through the sale of equity or debt securities and operating activities. In 2017, the Company restructured outstanding debt from short term to long term (See Note 5), raised capital (See Note 6) and had positive operating cash flow from operations. The Company has the ability to maintain the current level of spending or reduce expenditures to maintain operations if funding is not available.

The Company’s financial statements for the prior year December 31, 2016 disclosed substantial doubt about the company’s ability to continue as a going concern. Based on management’s plans, capital raised, restructure of debt obligations and operating results during the subsequent year ended December 31, 2017, that substantial doubt has been resolved.

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

Principle of Consolidation – The Company’s consolidated financial statements include the accounts of Trxade Group, Inc., Trxade, Inc., and Integra Pharma Solutions, Inc. (Pinnacle Tek, Inc). All significant intercompany accounts and transactions have been eliminated. The Westminster Pharmaceuticals LLC division, which was sold in December 2016, is included in the consolidated financial statements and is presented as discontinued operations as more fully described in Note 3 - DISCONTINUED OPERATIONS.

Cash and Cash Equivalents – Cash in bank accounts are at risk to the extent that they exceed U.S. Federal Deposit Insurance Corporation insured amounts. All investments purchased with a maturity of three months or less are cash equivalents. Cash and cash equivalents are available on demand and are generally within of FDIC insurance limits for 2017.

Trxade Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable – The Company’s receivables are from customers and are collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the year ended December 31, 2017 and 2016, $0 of bad debt expense and $150 of recovery of bad debt was recognized, respectively.

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

The Company does not have any assets or liabilities that are required to be measured and recorded at fair value on a recurring basis.

The carrying amounts of cash, accounts receivable, accounts payable, accrued liabilities and short-term debt approximate fair value because of the short-term nature of these instruments. The carrying amount of long-term debt approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar maturities.

Revenue Recognition – In general the Company accounts for revenue recognition in accordance with ASC 605, “Revenue Recognition”.

Trxade Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Trxade, Inc. generates net fee income as a percentage of the total transactions between the buyer (independent pharmacies) and the seller (wholesaler) of pharmaceutical drugs on the Trxade web-based platform. Revenue is recognized when (1) the price is fixed and determined as the buyer orders the drugs from the wholesaler. (2) The wholesaler has signed a contract with Trxade, Inc. which recognizes that an arrangement exists. (3) The wholesaler ships the drugs purchased to the buyer. (4) The collectability is reasonably assured by the wholesaler through prior credit checks and payment experience.

Westminster Pharmaceutical LLC generated gross revenues from the sale of pharmaceutical drugs to independent pharmacies or wholesalers. The revenue is recognized when (1) the price is fixed and determinable at the time of the transaction with an invoice. (2) The invoice is also persuasive evidence that an arrangement exists. (3) The products are delivered to the buyer. (4) The collectability of the resulting receivable is reasonably assured by credit check prior to the transaction and experience with the customer. The Westminster revenue is presented as discontinued operations and is fully described in Note 3 - DISCONTINUED OPERATIONS.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company will adopt ASU 2014-09 using the modified retrospective approach effective January 1, 2018, under which prior periods will not be retrospectively adjusted. We expect the adoption of Topic 606 will not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

Stock-Based Compensation – The Company accounts for stock-based compensation to non-employees in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying instruments vest.

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination.

Income Taxes – The Company accounts for income taxes utilizing ASC 740, “Income Taxes” (SFAS No. 109). ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. The Company currently has substantial net operating loss carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Tax years from 2014 forward are open to examination by the Internal Revenue Service.

Trxade Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (loss) Per Share – Basic net income (loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method while the dilutive effect of our convertible notes is computed using the if-converted method.

The following table sets forth the computation of basic and diluted Loss per Share:

	December 31, 2017	December 31, 2016
Numerator:
Net Income (Loss)	$288,983	$(2,760,125)
Net Loss from discontinued operations	-	(1,587,017)
Net Income (Loss) from continuing operations	288,983	(1,173,108)
Numerator for basic and diluted EPS – income (loss) Available to common shareholders	288,983	(2,760,125)
Numerator for basic and diluted EPS – income (loss) From discontinued operations	-	(1,587,017)

Denominator:
Denominator for basic EPS – Weighted average shares	31,955,416	31,544,868
Dilutive Effect of Warrants	2,130,835	-
Denominator for diluted EPS – adjusted weighted-average shares and assumed conversions	34,086,251	31,544,868
Basic and Diluted income (loss) per common share	$0.01	$(0.09)
Basic and Diluted income (loss) per common share from discontinued Operations	$-	$(0.05)
Basic and Diluted income (loss) per common share from continuing Operations	$0.01	$(0.04)

Concentration Of Credit Risks And Major Customers - Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp limits. At December 31, 2017 and 2016, there were no uninsured cash or cash equivalents. During the years ended December 31, 2017 and 2016, sales to two customers represent individually greater than 10% of revenue.

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

NOTE 3 – DISCONTINUED OPERATIONS

On December 31, 2016, the Company entered into and consummated the sale of 100% of its equity interests in its wholly-owned subsidiary, Westminster Pharmaceuticals, LLC, a Delaware limited liability company (“Westminster”). The purchase price was the transfer of $1,197,354 assets, the transfer of $(3,908,296) of liabilities, 1,500,000 warrants issued with a fair market value of $688,143 which was calculated based on the Black-Scholes model, cancellation of $1,557,810 intercompany balance due to Trxade Group, Inc. and remaining debt discount of $267,381 being written off. The transaction resulted in a gain of $197,608. The schedule below summarizes the sale arrangement:

Assumed Assets	$1,197,354
Assumed Liabilities	$(3,908,296)
Cancellation of intercompany payables	$1,557,810
Write-off unamortized debt discount	$267,381
Issuance of 1,500,000 warrants	$688,143
Gain on sale of Westminster	$(197,608)

Trxade Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE 3 – DISCONTINUED OPERATIONS (continued)

Results of Discontinued Operations for the:

Year Ended December 31, 2016
Revenue	$2,966,411
Cost of Goods Sold	$2,673,338
Operating Expenses	$2,077,698
Loss from discontinued operations	$(1,784,625)

Assets and Liabilities of Discontinued Operations as of

December 31, 2016
Cash	$65,386
Accounts Receivable	30,499
Inventory, net of $30,413 obsolescence reserve	641,525
Prepaid Assets and other advances	75,221
Fixed Assets, net of accumulated amortization	65,000
Other Assets	319,723
Total Assets	$1,197,354

Intercompany payable	$1,557,810
Accounts payable	620,881
Accrued Liabilities	229,605
Convertible Note	1,500,000
Total Liabilities	$3,908,296

In July 2016, the purchase of ERP software was completed. The cost of the acquisition was $78,000 and the total balance was outstanding at December 31, 2016. The depreciation for the current year is $13,000.

Convertible Promissory Note Assumed

The convertible promissory notes assumed were originally issued to the buyer of Westminster Pharmaceuticals, LLC.

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

Trxade Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE 3 – DISCONTINUED OPERATIONS (continued)

The Company accounted for relative fair value of the warrants issued and a total debt discount of $251,883 was recorded in 2015. An additional discount of $106,069 was recorded in 2016.

During 2016, a debt discount of $80,298 was amortized. As part of the purchase and sale agreement the $1,500,000 note was cancelled and the remaining debt discount of $267,381 was expensed immediately at December 31, 2016.

NOTE 4 – SHORT-TERM DEBT AND RELATED PARTIES DEBT

Convertible Promissory Note

Convertible promissory notes were issued in the aggregate amount of $200,000 in April and May 2015. The term of the notes was one year. Simple interest of 10% was payable at the maturity date of the note. Prior to maturity the notes may be converted for common stock at a conversion price of $1.50. The holders of the notes were granted warrants at one share of common stock for every $4.00 of the note principal amount, which totaled a warrant to purchase 50,000 shares of common stock. These warrants were issued at a strike price of $1.50 and an expiration date of five years from date of issuance. The Company used the Black-Scholes pricing model to estimate the fair value of the warrants issued along with convertible notes on the date of grant. The Company accounted for the relative fair value of the warrants issued and a total debt discount $53,546 was recorded.

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

The Company evaluated the embedded conversion feature within the above convertible notes under ASC 815-15 and ASC 815-40 and determined that the embedded conversion feature does not meet the definition of a derivative liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable the conversion was not beneficial and a total debt discount from the issued warrants of $53,546 was recorded in 2015 and $0 as of the date of the debt modification.

During 2016, a debt discount of $35,697 was amortized. As of December 31, 2016, the short term convertible notes had a principal balance of $165,000 with an unamortized debt discount of $0.

During 2017, debt discount of $0 was amortized. As of December 31, 2017, short-term convertible note has a balance of $0, net of $0 unamortized debt discount. See NOTE 5 – LONG TERM DEBT

Promissory Note

In May 2016, a promissory note that was issued in May 2015 was renewed in the face amount of $250,000 and the term was extended an additional year. The note has an original issuance discount of $45,000 and this amount was paid in cash at the renewal. During 2016, a debt discount of $45,000 was amortized. As of December 31, 2016, the promissory note has a balance of $250,000 with an unamortized debt discount of $15,000.

During 2017 the debt discount of $15,000 was fully amortized and the balance of $250,000 was paid.

Trxade Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE 4 – SHORT-TERM DEBT AND RELATED PARTIES DEBT (continued)

In October 2016, a promissory note was issued in the face amount of $12,159. The term of the note was 30 days. It was paid in November of 2016.

In October 2016, a promissory note was issued in the face amount of $47,000. The term of the note was one year. Payments are made daily and $3,917 of principal was paid in 2016. At December 31, 2016 the balance was $43,083.

In 2017 $43,083 of principal was paid and at December 31, 2017 the balance was $0.

In September 2016, a promissory note was issued for $189,000. The term of the note is 494 days. The debt discount was $39,000 thus the initial net proceeds were $150,000. At December 31, 2016, $139,602 was classified as short term with a discount of $25,306 and $10,739 was classified as long term with a discount of $152. Payments are made each weekday in the amount of $537. In 2017, $139,602 was paid off by cash and debt discount of $25,306 was amortized.

As of December 31, 2017, short term promissory notes have a balance of $10,739, net of $152 unamortized debt discount.

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

In September 2017, a $150,000 related party note was renewed for a six-month extension at the same interest rate of 10%, due in February 2018.

The Company evaluated the embedded conversion feature within the above convertible notes under ASC 815-15 and ASC 815-40 and determined that the embedded conversion feature does not meet the definition of a derivative liability. Then the Company evaluated the conversion feature for a beneficial conversion feature at inception. The Company accounted for the intrinsic value of a Beneficial Conversion Feature inherent to the convertible note payable and the beneficial feature was not beneficial and a total debt discount of $65,390 due to the warrants was recorded as of the grant date.

During 2016, a debt discount of $17,049 was amortized. As of December 31, 2016, the short term related party convertible notes had a principal balance of $251,725 with an unamortized debt discount of $48,341.

During 2017, the remaining debt discount of $48,341 was fully amortized. As of December 31, 2017, the short term related party convertible notes had a principal balance of $251,725, net of an unamortized debt discount of $0.

Trxade Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE 4 – SHORT-TERM DEBT AND RELATED PARTIES DEBT (continued)

Related Party Promissory Note

In November 2016, Mr. Prashant Patel loaned the Company $10,000. The term of the loan is 90 days and is at zero percent interest. The balance at December 31, 2016 was $10,000.

In February 2017, $7,280 of accounts payable to Mr. Patel was added to the loan. The term of the loan was extended for 90 days and is at zero interest rate. An additional $25,272 of accounts payable was added to the loan in the second quarter and the balance of $42,552 was converted to long-term debt in July 2017 and will mature in July 2020. See NOTE 5 – LONG TERM DEBT.

NOTE 5 – LONG TERM DEBT

There are $181,500 in convertible promissory notes due in May 2019 as described in NOTE 4 – SHORT TERM DEBT.

Related Party Promissory Notes

In June 2017, the Company satisfied an outstanding promissory note, dated May 8, 2016, as amended, in the principal amount of $250,000 (the “NPR Note”), made by between the Company and NPR INVESTMENT GROUP, LLC (the “Lender”). The NPR Note included a personal guarantee from Suren Ajjarapu and Prashant Patel, who both serve on the Board of Directors of the Company and are controlling stockholders of the Company. Further, Mr. Ajjarapu is the CEO and President of the Company and Mr. Patel is Vice Chairman and Executive Director of Strategy.

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

At December 31, 2017, total related party long term debt was $222,552.

Future maturities of both short-term and long-term debt in the next five years are as follows:

Due in 2018	$262,464
Due in 2019	$181,500
Due in 2020	$222,552
Due in 2021	$-
Due in 2022	$-
Total Debt	$666,516

NOTE 6 – SHAREHOLDERS’ EQUITY

2016

Under a Private Offer Memorandum, 200,000 shares of common stock were issued for $300,000 cash, which included 100,000 shares in June 2016 and 100,000 shares in August. The common stock was sold at $1.50 per share. In connection with this common stock offering warrants to purchase 50,000 shares of common stock were issued at a strike price of $0.01 and an expiration date of five years. Warrants were exercised for 25,000 shares of common stock at $.01 for $240.

2017

In January 2017, under a Private Offer Memorandum, 250,000 shares of common stock were issued for $250,000 cash. The common stock was sold at $1.00 per share. In connection with this common stock offering warrants to purchase 87,500 shares of common stock were issued with a strike price of $0.01 and an expiration date of five years.

Trxade Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE 6 – SHAREHOLDERS’ EQUITY (continued)

In February 2017, 25,000 shares were issued when warrants were exercised at $.01 grant price for $250.

In March 2017, 50,000 shares were issued for services performed for the Company and valued at fair value of $12,500.

NOTE 7 - WARRANTS

In 2016, 41,250 warrants were issued as consideration of the debt amendment. See Note 4.

In 2016, 236,196 warrants were issued along with convertible debt. See Notes 4 and 5.

In 2016, 25,000 warrants were exercised at the price of $240 and 50,000 warrants were issued along with stock subscription. See Note 6.

In December 2016, 1,500,000 warrants were issued in connection with the sale of Westminster. The fair value of the warrants were calculated based on the Black-Scholes model. See Note 3.

In 2017, 87,500 warrants were issued related to common shares sold for cash. See Note 6. Likewise, 28,150 were issued for renewal of convertible debt (see Note 4) and 25,000 warrants were exercised. No warrants were forfeited in 2017 and 2016.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during the years ended December 31, 2017 and 2016:

	2017	2016

Expected dividend yield	0%	0%
Weighted-average expected volatility	200%	200%
Weighted-average risk-free interest rate	1.81% - 1.84%	1.35% - 1.36%
Expected life of warrants	5 years	5 years

The Company’s outstanding and exercisable warrants as of December 31, 2017 and 2016 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Warrants Outstanding as of December 31, 2015	845,000	$0.61	3.77	$435,900

Warrants granted	1,827,446	$0.06	5.00	$-

Warrants Forfeited	-	$-	-	$-

Warrants Exercised	(25,000)	$0.01	-	$-

Warrants Outstanding and Exercisable as of December 31, 2016	2,647,446	$0.24	4.24	$930,751

Warrants granted	115,650	$0.18	5.00	$-

Warrants Forfeited	-	$-	-	$-

Warrants Exercised	(25,000)	$0.01	-	$-

Warrants Outstanding and Exercisable as of December 31, 2017	2,738,096	$0.24	3.28	$937,567

Trxade Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

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

Stock options were granted during 2017 and 2016 to employees totaling, 263,846 and 189,000 respectively. These options vest over a period of 5 years, are granted with an exercise price of between $0.41 - $1.02 per share and have a term of 10 years. The last options expire October 2027.

Under the Black-Scholes option price model, fair value of the option granted in 2017 and 2016 were $169,100 and $184,697, respectively.

During the year ended December 31, 2016, 300,750 options were forfeited due to employee resignation. The options were not vested and the option expense reversed was $139,954. During the year ended December 31, 2016, another 43,750 options expired.

In April 2017, 253,846 options were granted with an exercise price of $0.65 and a term of 10 years from the grant date. The options vest over a period of one and four years. During the year ended December 31, 2017, 35,000 were forfeited and 75,500 expired.

In April 2017, four option grants, totaling 650,000 options, were amended to extend the exercise term to 10 years from the date of grant. Incremental option expense recognized as a result of the amendment amounted to $69,611.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2017 and 2016:

	2017	2016
Expected dividend yield	0%	0%
Weighted-average expected volatility	200%	200%
Weighted-average risk-free interest rate	1.92%	1.24% - 1.56%
Expected life of options	4.74 – 7.50 years	5 years

Total compensation cost related to stock options was $267,835 and $147,630 for the years ended December 31, 2017 and 2016, respectively. As of December 31, 2017, there was $95,181 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 6.78 years. The following table represents stock option activity for the two years ended December 31, 2017:

	Number of Options	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Outstanding at December 31, 2015	1,200,000	1.07	5.19
Exercisable at December 31, 2015	332,000	1.04	3.34	28,000
Forfeited	(300,750)	1.03	7.87	-
Granted	189,000	-	-	-
Expired	(43,750)	1.16	8.08	-
Outstanding at December 31, 2016	1,044,500	0.92	3.38	-
Exercisable at December 31, 2016	584,000	1.05	3.02	-
Forfeited	(35,000)	1.02	8.25	-
Granted	263,846	0.64	9.05	-
Expired	(75,500)	1.13	4.54	-
Outstanding at December 31, 2017	1,197,846	0.97	6.96	-
Exercisable at December 31, 2017	781,300	1.02	6.30	-

Trxade Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE 9 – INCOME TAXES

On December 22, 2017 H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.

The statutory tax rate is the percentage imposed by law; the effective tax rate is the percentage of income actually paid by a company after taking into account tax deductions, exemptions, credits and operating loss carry forwards.

At December 31, 2017 and 2016 deferred tax assets consist of the following:

	December 31, 2017	December 31, 2016
Federal loss carry forwards	$963,833	$1,840,249
Less: valuation allowance	(963,833)	(1,840,249)
	$-	$-

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

The estimated net operating loss carry forwards of approximately $4,589,682 will be available based on the new carryover rules in section 172(a) passed with the Tax Cuts and Jobs Acts.

NOTE 10 – RELATED PARTIES

In January 2017 Mr. Ajjarapu and Mr. Patel suspended their executive salaries of $165,000 and $125,000, respectively, for a period of five and six months. All of our executives are at-will employees or consultants. Each of Messrs. Ajjarapu and Patel are parties to an at-will executive employment agreement.

The Company owed management wages to Mr. Prashant Patel and Mr. Suren Ajjarapu at December 31, 2017 of $62,500 and $0, respectively and at December 31, 2016 of $132,012 and $76,971, respectively.

See related party debt activities in Notes 4 and 5.

NOTE 11 – Commitments and Contingencies

The Company leases its premises in Land O’ Lakes, Florida under an operating lease that expires in 2021. Future minimum rental payments under these non-cancelable operating leases as of December 31, 2017 are:

2018	$92,400
2019	$103,824
2020	$106,939
2021	$9,179
Total	$312,342

On November 19, 2015, Family Medicine Pharmacy, LLC filed a class-action claim against Trxade Group, Inc. and its wholly owned subsidiary Westminster Pharmaceutical, LLC, Inc. (Family Medicine Pharmacy, LLC v. Trxade Group, Inc. and Westminster, Inc., Case No.: 1:15-CV-00590-KD-B, United States District Court, Southern District of Alabama, Mobile Division). Family Medicine has served Trxade for allegedly utilizing a “junk fax” advertising program. On June 6, 2016, we entered into a binding memorandum of understanding with the plaintiff related to this litigation to resolve all claims in exchange for Trxade funding a settlement fund in the amount of $200,000. An accrual of $200,000 is recorded on book as of December 31, 2016. The final judgment, approval and payment was entered into on March 17, 2017 for $200,000.

Trxade Group, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2017 and 2016

NOTE 12 - SUBSEQUENT EVENTS

In January 2018 Mr. Ajjarapu and Mr. Patel executive salaries were amended from $165,000 and $125,000, to $200,000 and $150,000 respectively. All of our executives are at-will employees or consultants. Each of Messrs. Ajjarapu and Patel are parties to an at-will executive employment agreement.

In February 2018, $100,000 of the $150,000 related party note was extended to July 2018 at the same interest rate of 10% and $50,000 of note principal and interest were paid.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2017, our disclosure controls and procedures were not effective.

As a result of the formative stage of our development, the Company has not fully implemented the necessary internal controls. The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) were as disclosed below.

Management believes that the material weaknesses set forth above did not have an effect on the Company’s financial results reported herein. We are committed to improving our financial organization. As part of this commitment, we have recently increased our personnel resources and technical accounting expertise as we develop the internal and financial resources of the Company. In addition, the Company will prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. The Company’s internal control over financial reporting includes those policies and procedures that are designed to:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, management believes that the Company’s internal controls over financial reporting were not effective as of December 31, 2017. Specifically, management’s evaluation was based on the following material weaknesses which existed of December 31, 2017:

•Financial Reporting Systems: The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

•Segregation of Duties: The Company does not currently have a sufficient complement of technical accounting and external reporting personal commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff, and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

•Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of accounting principles generally accepted in the United States of America (“GAAP”) and SEC disclosure requirements.

•Ineffective controls over period end financial disclosure and reporting processes.

During the year December 31, 2017, we reevaluated our most recent assessment of internal controls and concluded that that our internal controls were still not effective. The Company has recently engaged additional accounting support to provide more resources and expand the technical accounting knowledge.

Changes in Internal Control Over Financial Reporting

As an early stage company, we continue to develop our internal control systems. We continue to seek additional financial reporting and accounting experience and expertise. Except as otherwise discussed above, there were no changes in our internal controls over financial reporting during the year ended December 31, 2017 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers as of March 2, 2018:

Name	Position	Age	Director/Officer Since
Suren Ajjarapu	Chairman, Chief Executive Officer and Secretary	46	January 2014
Prashant Patel	Director, President and Chief Operating Officer	43	January 2014
Donald G. Fell	Director	69	January 2014
Howard A. Doss	Chief Financial Officer	64	January 2014
Michael L. Peterson	Director	63	August 2016

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

Audit Committee

The primary purpose of the audit committee will be to assist the board of directors’ oversight of:

•the integrity of our financial statements; our systems of control over financial reporting and disclosure controls and procedures;

•our compliance with legal and regulatory requirements;

•our independent auditors’ qualifications and independence;

•the performance of our independent auditors and our internal audit function; and

•all related-person transactions for potential conflict of interest situations on an ongoing basis; and

•the preparation of the report required to be prepared by the committee pursuant to SEC rules.

Mr. Fell and Mr. Peterson serve on the audit committee, where Mr. Peterson acted as chairman of the audit committee. Mr. Fell and Mr. Peterson each qualify as an ‘‘audit committee financial expert’’ as such term has been defined by the SEC in Item 407(d)(5) of Regulation S-K. Our board of directors has affirmatively determined that Mr. Fell and Mr. Peterson meet the definition of ‘‘independent directors’’ for the purposes of serving on the audit committee under applicable SEC rules, and we intend to comply with these independence requirements within the time periods specified.

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

Code of Business Conduct and Ethics

Our Board of Directors had adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees. The Code of Business Conduct and Ethics will be available for review in print, without charge, to any stockholder who requests a copy by writing to us at Trxade Group, Inc., 3840 Land O’ Lakes Blvd, Land O’ Lakes, Florida, 34639, Attention: Investor Relations. Each of our directors, employees and officers are required to comply with the Code of Business Conduct and Ethics

.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). The Company recently undertook a review of the Section 16(a) reports filed on behalf of each individual who served as a director or executive officer of the Company during the fiscal year ended December 31, 2017 to determine whether all of their reportable transactions in the Company’s common stock were timely reported and to ensure reporting of all of their beneficial holdings. The review revealed that while all of the required transactions had been reported in the Company’s Form 10-K and Form 10-Qs, the reports listed below were not timely filed. In all cases, the transactions were non-market transactions such as option grants by the Company, or in one case, a private sale.

The following reports were filed under Section 16(a) since the beginning of the fiscal year ended December 31, 2017:

Suren Ajjarapu, CEO, filed one Form 4 reporting the sale of stock.

Michael Peterson, Director, filed a Form 5 reporting a prior award of stock options.

Donald Fell, Director, filed a Form 5 reporting a prior award of stock options.

Howard Doss, CFO, filed a Form 5 reporting a prior award of stock options.

Item 11. Executive Compensation

The following table sets forth the compensation for the fiscal years ended December 31, 2017 and 2016 for services rendered to us (including our subsidiary, Trxade, Inc.) by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Suren Ajjarapu
Chairman of the Board,	2016	$148,750 (1)	$50,000	-	-	-	-	-	$198,750
Chief Executive Officer, and Director	2017	$96,250 (1)	-	-	-	-	-	-	$96,250

Prashant Patel
Chief Operating Officer,	2016	$125,000 (2)	$50,000	-	-	-	-	-	$175,000
President and Director	2017	$62,500 (2)	-	-	-	-	-	-	$62,500

Howard A. Doss	2016	$60,000 (3)	-	-	$15,000	-	-	-	$75,000
Chief Financial Officer	2017	$60,000 (3)	-	-	-	-	-	-	$60,000

(1) The amount shown reflects compensation under an at will employment agreement with the Company.

(2) The amount shown reflects compensation under an at will employment agreement with the Company.

(3) The amount shown reflects compensation under a consulting agreement with the Company.

Employment and Consulting Agreements

All of our named executives are at-will employees or consultants. The Company has entered in an at-will employment agreement with Mr. Ajjarapu, with annual salary of $165,000 and a possible $50,000 performance bonus. The Company has entered in an at-will employment agreement with Mr. Patel, with annual salary of $125,000 and a possible $50,000 performance bonus. In January 2017, each of Messrs. Ajjarapu and Patel suspended their executive salaries through June 30, 2017, a period of six months. Mr. Ajjarapu entered into an amendment in June 2017 to resume payment of the annual salary. Mr. Patel resumed July 1, 2017. In January 2018 Mr. Ajjarapu and Mr. Patel salaries were amended to $200,000 and $150,000 respectively. The Company has an hourly rate consulting arrangement with Mr. Doss. The Company has also entered into indemnification agreements with its officers and directors. The annual bonus payable to each of Mr. Ajjarapu and Mr. Patel is based upon executive’s performance and the Company’s attainment of objectives established by the Board of Directors or Compensation Committee of the Board. With respect to any subjective milestones, the determination of whether executive has attained the mutually agreed upon milestones for the bonus shall be reasonably determined by the Board or the Compensation Committee.

Compensation of the Board of Directors

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a director of Trxade Group, Inc. for some portion or all of 2017 and 2016. Other than as set forth in the table and described more fully below, Trxade Group, Inc. did not pay any fees, made any equity or non-equity awards, or paid any other compensation, to its non-employee directors. All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation above.

Name	Fees Earned or paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
2016
Donald Fell	$5,000	-	$25,000	-	$30,000
Fernando Sanchez	$5,000	-	$25,000	-	$30,000
Michael Peterson	$1,250	-	-	-	$1,250

2017
Donald Fell	$15,000	-	$50,000	-	$65,000
Michael Peterson	$15,000	-	$113,883	-	$128,883

In April 2016, the Company granted Mr. Sanchez options to purchase 25,000 shares of Common Stock, vesting over four years and exercisable at $1.02 per share. All have been forfeited.

In April 2016, the Company granted Mr. Fell options to purchase 25,000 shares of Common Stock, vesting over four years and exercisable at $1.02 per share.

In April 2017, the Company granted Mr. Fell options to purchase 76,923 shares of Common Stock, vesting over one year and exercisable at $.65 per share.

In April 2017, the Company granted Mr. Peterson options to purchase 76,923 shares of Common Stock, vesting over one years and exercisable at $.65 per share.

In April 2017, the Company granted Mr. Peterson options to purchase 100,000 shares of Common Stock, vesting over four years and exercisable at $.65 per share.

Non-employee directors are paid $5,000 per quarter for board responsibilities. The Company has also entered into an indemnification agreement with Messrs. Fell, Sanchez and Peterson.

Outstanding Option Equity Awards at 2017 Fiscal Year End

The following table sets forth information as of December 31, 2017 concerning unexercised options, unvested stock and equity incentive plan awards for each of the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2017

	Option Awards						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard A. Doss,	1/20/2014	225,000	75,000(1)	-	1.00	1/1/2024	-	-	-	-
Chief Financial Officer	4/1/2016	4,500	10,500(2)	-	1.02	4/1/2026	-	-	-	-

(1) Vesting is 25% of the total number of shares on the one year anniversary of the vesting commencement date of 1/20/2014 and 25% shall vest on each one year anniversary.

(2) Vesting is 6.25% of the total number of shares each quarter of the vesting commencement date of 7/1/2016.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our securities as of March 2, 2017 by (i) each of our named executive officers and directors; (ii) each person known to us who owns beneficially more than 5% of any class of our outstanding equity securities; and (iii) all of our executive officers and directors as a group. The number of shares and the percentage of shares beneficially owned by each such person or group, as set forth below, include shares of common stock that such person or group had the right to acquire on or within sixty days after March 18, 2016 pursuant to the exercise of vested and exercisable options or warrants. References to options or warrants in the footnotes to the table below include only options or warrants to purchase shares that were exercisable on or within sixty days after March 2, 2017.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Beneficially Owned (3)
Directors and Named Executive Officers:
Suren Ajjarapu, Chairman, CEO (4)	13,743,750	43.0%
Prashant Patel, Director, COO, and President (5)	12,250,000	38.3%
Donald G Fell, Director (6)	107,500	*
Howard Doss, CFO (7)	304,500	*
Michael L Peterson, Director (9)	37,500	*
Gajan Mahendiran (8)	2,843,335	8.9%

All executive officers and directors as a Group (five persons)	26,443,250	81.3%
Greater than 5% Stockholders

* Less than one 1%

(1) Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Trxade Group, Inc., 3840 Land O’ Lakes Blvd, Land O’ Lakes, Florida, 34639.

(2) Based on 31,985,827 shares of Common Stock outstanding on March 2, 2018. Does not include shares issuable upon exercise of (i) 1,157,405 stock options currently outstanding, (ii) warrants to purchase 2,738,096 shares of Common Stock, (iii) 842,595 shares which are reserved for the Company’s 2014 Equity Incentive Plan, none of which shares are issuable within 60 days of the date set forth above.

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

(4) Includes (i) 7,143,750 shares owned directly by Mr. Ajjarapu, (ii) 4,050,000 shares owned by Sandhya Ajjarapu, Mr. Ajjarapu’s wife, for whom Mr. Ajjarapu claims beneficial ownership, (iii) 1,275,000 shares owned by the Surendra Ajjarapu Revocable Trust of 2007, for whom Mr. Ajjarapu claims beneficial ownership as Trustee, and (iv) 1,275,000 shares owned by the Sandhya Ajjarapu Revocable Trust of 2007, for whom Mr. Ajjarapu claims beneficial ownership as Trustee.

(5) Includes (i) 7,350,000 shares owned directly by Mr. Patel, (ii) 2,500,000 shares owned by Rina Patel, Mr. Patel’s wife for whom Mr. Patel claims beneficial ownership, and (iii) 2,400,000 shares owned by the Patel Trust, for whom Mr. Patel claims beneficial ownership as Trustee.

(6) Includes 107,500 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the applicable date above.

(7) Includes 304,500 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the applicable date above.

(8) Includes 833,334 shares of Common Stock of the Company and warrants to purchase 2,010,001 shares of Common Stock at an exercise price of $0.01 per share that are exercisable within 60 days of the applicable date above, and which are held jointly with Mr. Mahendiran’s wife, Amudha Mahendiran, as tenants by entirety.

(9) Includes 37,500 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the applicable date above.

There are no current arrangements among any of the foregoing persons which would result in a change in control.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	3,935,942	$0.47	802,154
Equity compensation plans not approved by security holders	-	-	-
Total	3,935,942	$1.10	802,154

The equity compensation plans approved by the Company’s security holders are the 2014 Equity Incentive Plan (“2014 Stock Plan”) of Trxade Group, Inc., Delaware corporation, and the 2013 Equity Incentive Plan of Trxade Group, Inc., a Nevada corporation and predecessor in interest to Trxade Group, Inc., a Delaware corporation. The above listed equity compensation plans were adopted as of December 31, 2017, with the approval of security holders.

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

Plan Limit. The Company has reserved 2,000,000 Common Shares for issuance under the 2014 Stock Plan. The 2014 Stock Plan had 802,154 remaining shares reserved for issuance as of March 2, 2018.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

All of our executives are at-will employees or consultants. Each of Messrs. Ajjarapu and Patel are parties to an at-will executive employment agreement. In January 2017, each of Messrs. Ajjarapu and Patel suspended their executive salaries of for a period of six months. The Company has also entered into indemnification agreements with its officers and directors. In January 2018 Mr. Ajjarapu and Mr. Patel executive salaries were amended from $165,000 and $125,000, to $200,000 and $150,000 respectively.

The Company’s founders Mr. Ajjarapu (through Sansur Associates, a company that he controls) and Mr. Patel have periodically loaned funds on a short-term interest free basis to cover the Company’s operating expenses. In November 2016, Mr. Patel loaned the Company $10,000. In June 2017, the Company borrowed $100,000 and $80,000 from Sansur Associates, LLC, a limited liability company controlled by Mr. Ajjarapu, and Mr. Patel, respectively. The term of each of these Notes is three years and they each bear interest at 6%, which is payable annually. The note due to Mr. Patel is $122,552. It comprises $80,000, $17,280 for existing promissory note and $25,272 assumption of credit card obligation related to business expenses of the company. As of March 2, 2018, $222,552 was outstanding on these loans.

The Company owed $61,725 under related party note that was renewed in April 2017 for a one-year extension at the same interest rate of 10%, due April 2018. Further, the Company owed $150,000 under a related party note that was renewed for a six-month extension at the same interest rate of 10% in September 2017, which is now due February 2018. Both of these notes were entered with Nitel Patel, the brother of Prashant Patel, the Director and President of the Company. In February 2018, $50,000 of the $150,000 of principal was paid. The remaining $100,000 was extended to July 2018 as the same interest rate of 10%.

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

During the year ended December 31, 2017, there have been no other related party transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last completed fiscal years and in which any related person had or will have a direct or indirect material interest.

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

Item 14. Principal Accountant Fees and Services

Aggregate fees billed to us by MaloneBailey, LLP with respect to our 2017 and 2016 fiscal years were as follows:

	2017	2016
Audit Fees	$29,000	$29,000
All Other Fees	15,000	15,000
Total	$44,000	$44,000

Aggregate fees billed to us by Thomas Craig & Co. with respect to our 2017 and 2016 years were as follows:

	2017	2016
Tax Fees	$7,000	$8,500
All Other Fees	-	-
Total	$7,000	$8,500

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit Number	Description
2.1	Purchase and Sale Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed on January 5, 2017).
2.2	Warrant Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed on January 5, 2017).
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

10.1	2014 Equity Incentive Plan of Trxade Group, Inc. (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form 10 of Trxade Group, Inc., File No. 000-55218, filed on June 6, 2014).*
10.2	Promissory Note with Sansur Associates, LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed on July 5, 2017.
10.3	Promissory Note with Prashant Patel (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Trxade Group, Inc., File No. 000-55218, filed on July 5, 2017.
10.4

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
101

The following financial information from the Annual Report on Form 10-K of Trxade Group, Inc. for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Balance Sheets as of December 31, 2017, and 2016; (2) Consolidated Statements of Operations for the years ended December 31, 2017 and 2016; (3) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017 and 2016; (4) Consolidated Statements of Cash Flows for years ended December 31, 2017 and 2016; and (5) Notes to Condensed Financial Statements.**

____________

*Denotes a management contract or compensatory plan or arrangement in which one or more directors or executive officers participate.

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

Date: March 2, 2018Suren Ajjarapu,

Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Suren Ajjarapu Suren Ajjarapu	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 2, 2018

/s/ Prashant Patel	Chief Operating Officer, President and Director	March 2, 2018
Prashant Patel
/s/ Howard A. Doss	Chief Financial Officer (Principal Financial	March 2, 2018
Howard Doss	Officer and Principal Accounting Officer)
/s/ Michael L. Peterson	Director
Michael L. Peterson		March 2, 2018
/s/ Donald G Fell	Director
Donald G Fell		March 2, 2018