Form 10-Q
period 2018-03-31
TRXADE GROUP, INC.
filed 2018-04-27
CIK 1382574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [   ] No [X]

There were 31,985,827 shares of the registrant’s common stock outstanding on March 31, 2018, and no shares of preferred stock outstanding.

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

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended March 31, 2018

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.

Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current Assets
Cash	$189,838	$183,914
Accounts Receivable, net	326,767	319,467
Prepaid Assets	152,768	102,095
Other Assets	1,538	2,000
Total Current Assets	670,911	607,476

Other Assets
Deposits	10,000	10,000

Total Assets	$680,911	$617,476

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts Payable	$93,220	$106,084
Accrued Liabilities	174,122	156,961
Short Term Notes Payable net of $0 and $152 discount	-	10,587
Short term Convertible Payable – Related Parties net of $0 and $0 discount	201,725	251,725
Total Current Liabilities	469,067	525,357

Long Term Liabilities
Convertible Notes Payable	181,500	181,500
Notes Payable – Related Parties	222,552	222,552
Total Liabilities	873,119	929,409

Shareholders’ Deficit
Series A Preferred Stock, $0.00001 par value; 10,000,000
shares authorized; 0 and 0
as of March 31, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000
shares authorized; 31,985,827 and 31,985,827
shares issued and outstanding, as of March 31, 2018
and December 31, 2017, respectively	320	320
Additional Paid-in Capital	7,845,316	7,807,860
Retained Deficit	(8,037,844)	(8,120,113)
Total Shareholders’ Deficit	(192,208)	(311,933)

Total Liabilities and Shareholders’ Deficit	$680,911	$617,476

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

Three Months ended March 31, 2018 and 2017

(unaudited)

	2018	2017

Revenues	$852,923	$745,943

Operating Expenses
General and Administrative	754,195	604,493

Operating Income	98,728	141,450

Interest Expense	16,459	61,724

Net Income	$82,269	$79,726

Net Income per Common Share – Basic:	$0.00	$0.00

Net Income per Common Share – Diluted:	$0.00	$0.00

Weighted Average Common Shares Outstanding Basic	31,985,827	31,862,494

Weighted Average Common Shares Outstanding Diluted	34,063,391	34,258,188

The accompanying notes are an integral part of the unaudited consolidated financial statements

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Three Months ended March 31, 2018 and 2017

(unaudited)

	2018	2017
Operating Activities:
Net Income	$82,269	$79,726
Adjustments to reconcile net loss to net cash used in
Operating activities:
Stock Issued for Services	-	12,500
Options expense	37,456	79,637
Amortization of Debt Discount	152	47,604
Changes in operating assets and liabilities:
Accounts Receivable	(7,300)	25,632
Prepaid Assets and Other Current Assets	(50,211)	(45,154)
Accounts Payable	(12,864)	(63,521)
Accrued Liabilities and Other Liabilities	17,161	(184,707)
Net Cash used in (provided by) operating activities	66,663	(48,283)

Financing Activities:

Repayments of Short-term Notes Payable	(10,739)	(46,650)
Repayments of Short-term Convertible Debt – Related Party	(50,000)	-
Proceeds from exercise of Warrants	-	250
Proceeds from Issuance of Common Stock	-	250,000
Net Cash used in (provided by) financing activities	(60,739)	203,600

Net increase in Cash	5,924	155,317
Cash at Beginning of the Year	183,914	14,679
Cash at March 31, 2018 and 2017	$189,838	$169,996

Supplemental Cash Flow Information
Cash Paid for Interest	$8,930	$13,886
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Arrangement to move related party Accounts Payable to Notes Payable	$-	$7,280

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2018 and 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Trxade Group, Inc. (“we”, “our”, “Trxade”, the “Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC and Alliance Pharma Solutions, LLC. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in May 2013.

Trxade, Inc. operates a web-based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Basis of Presentation - The accompanying unaudited interim consolidated financial statements of Trxade Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10K.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2017 as reported in the Company’s Annual Report on Form 10K have been omitted.

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

The following table sets forth the computation of basic and diluted Income per Share:

	For three months ended
	March 31, 2018	March 31, 2017
Numerator:
Net Income	$82,269	$79,726

Numerator for basic and diluted EPS – income
Available to common shareholders	82,269	79,726

Denominator:

Denominator for basic EPS – weighted average shares	31,985,827	31,862,494
Dilutive effect of warrants	2,077,564	2,395,694
Denominator for diluted EPS –weighted average shares	34,063,391	34,258,188

Basic and Diluted income per common share	$0.00	$0.00

Revenue Recognition -- Trxade, Inc. generates net transaction fee income as a percentage of the total transactions between the seller (wholesaler) and the buyer (independent pharmacies), S2P. Step One: Identify the contract with the customer – Trxade, Inc. Terms and Uses Agreement is acknowledged between the Wholesaler and Trxade, Inc. which outlines the transaction fee amount based on the type of product. Fee amount is based on the selling price purchased on the Trxade platform. The transaction fee is higher for generic drugs and lower for brand named drugs. The transaction fees are collectible based on evaluation of the quality of the wholesaler and the payable experience. Step Two: Identify the performance obligations in the contract – Agreement requires the wholesaler to provide a catalog of pharmaceuticals for posting on the Trxade Platform for purchase by Pharmacies. Deliver the pharmaceuticals and upon shipment remits the stated platform fee to Trxade, Inc. Trxade, Inc. is required to upload the catalogs and provide the order information to the wholesalers. Step Three: Determine the transaction price – The transaction fees to be paid on the Trxade platform that the wholesalers have are outlined in the Terms and Uses Agreement. Step Four: Allocate the transaction price – 100% of the transaction fee is earned at the time the wholesaler has shipped the order to the buyer. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – the revenue is recognized at the date of the sale consummated on the Trxade Platform.

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018.  The adoption of Topic 606 did not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Income because the revenue of the Company does not include contracts that extend over several periods.

NOTE 2 –DEBT AND RELATED PARTIES DEBT

Promissory Note

In September 2016, a promissory note was issued for $189,000. The term of the note is 494 days. The debt discount was $39,000 thus the initial net proceeds were $150,000. Payments are made each weekday in the amount of $537. During the quarter ended March 31, 2017, $46,650 was paid off by cash and debt discount of $10,007 was amortized.

As of December 31, 2017, short term promissory notes have a balance of $10,739, net of $152 unamortized debt discount.

In 2018, $10,739 was paid off by cash and debt discount of $152 was amortized.

As of March 31, 2018, short term promissory notes have a balance of $0, net of $0 unamortized debt discount.

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

In September and October 2016, convertible promissory notes were issued in the aggregate amount of $211,725 to a related party, Mr. Nitil Patel, the brother of Mr. Prashant Patel. The term of the notes was one year. Simple interest of 10% is payable at the maturity date of the notes. Prior to maturity the notes may be converted for common stock at a conversion price of $0.62. In connection with the notes, the holders of the notes were granted warrants to purchase 52,861 shares of common stock. These warrants were issued at a strike price of $0.62 and an expiration date of five years from date of issuance.

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

In February 2018, the $50,000 note was repaid and the $100,000 note was renewed for a five-month extension at the same interest rate of 10%, due July 2018.

As of March 31, 2018, the short term related party convertible notes had a principal balance of $201,725, net of an unamortized debt discount of $0.

Convertible Promissory Note

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

During 2017, debt discount of $0 was amortized. As of December 31, 2017 and March 31, 2018, there are $181,500 in convertible promissory notes due in May 2019 with an unamortized discount of $0.

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

The note due to Mr. Patel is $122,552. It comprises $80,000 for the NPR note, $17,280 for an existing promissory note and $25,272 assumption of credit card obligation related to business expenses of the Company.

At March 31, 2018 and December 31, 2017, total related party long term debt was $222,552.

NOTE 3 – SHAREHOLDERS’ EQUITY

In January 2017, under a Private Offer Memorandum, 250,000 shares of common stock were issued for $250,000 cash. The common stock was sold at $1.00 per share. In connection with this common stock offering warrants to purchase 87,500 shares of common stock were issued with a strike price of $0.01 and an expiration date of five years.

In February 2017, 25,000 shares were issued when warrants were exercised at $.01 grant price for $240.

In March 2017, 50,000 shares were issued for services performed for the Company and valued at fair value of $12,500.

There were no shares of common Stock issued from January 1 to March 31, 2018.

NOTE 4 - WARRANTS

For the three-month period ended March 31, 2018, no warrants were issued.

The Company’s outstanding and exercisable warrants as of March 31, 2018 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Warrants Outstanding as of December 31, 2017	2,738,096	$0.24	3.28	$937,567

Warrants Granted	-	$-	-
Warrants Forfeited	-	$-	-
Warrants Exercised	-	$-	-

Warrants Outstanding as of March 31, 2018	2,738,096	$0.24	3.03	$1,044,109

NOTE 5 – OPTIONS

The Company maintains a stock option plan under which certain employees are awarded option grants based on a combination of performance and tenure. The stock option plan provides for the grant of up to 2,000,000 shares. All options may be exercised for a period up to four 1/2 years following the grant date, after which they expire. Options are vested up to 5 years from the grant date.

For the three-month period ended March 31, 2018, no options were issued and 10,000 options were forfeited or expired due to employee resignation. For the options not vested, the option expense reversed was $462.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant.

Total compensation cost related to stock options was $37,456 for the three months ended March 31, 2018. As of March 31, 2018, there was $54,132 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 4.0 to 5.0 years. The following table represents stock option activity for the three-month period ended March 31, 2018:

	Number of Options	Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding at December 31, 2017	1,197,846	$0.97	6.96	$-
Exercisable at December 31, 2017	781,300	$1.02	6.30	$-

Forfeited	10,000	$0.42	9.51
Granted	-	$-	-
Expired	-	$-	-

Outstanding at March 31, 2018	1,187,846	$0.96	6.64	$-
Exercisable at March 31, 2018	887,050	$1.03	6.08	$-

NOTE 6 – RELATED PARTIES

Trxade Group, Inc. owed management wages to Mr. Prashant Patel at March 31, 2018 of $50,961 and at December 31, 2017 of $62,500.

In January 2018 Mr. Ajjarapu and Mr. Patel executive salaries were amended from $165,000 and $125,000, to $200,000 and $150,000 respectively. All of our executives are at-will employees or consultants. Each of Messrs. Ajjarapu and Patel are parties to an at-will executive employment agreement.

See related party debt activities in NOTE 2.

NOTE 7 – SUBSEQUENT EVENTS

In April 2018, 565,400 stock options were issued to employees and board members under the stock option plan at an exercise price of $0.50. All options may be exercised for a period up to 10 years following the grant date, after which they expire. Options are vested in 4 or 5 years from the grant date.

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

•Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2018 and 2017.

•Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

We have designed and developed, and now own and operate business-to-business web-based marketplace focused on the US pharmaceutical industry. Our core service brings the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

We began operations under Trxade Nevada in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide enhanced pricing transparency, purchasing capabilities and other value-added services on a single platform to focus on serving the nation’s approximately 24,000 independent pharmacies with an annual purchasing power of $96 billion. Our national supplier partners are able to fulfill orders on our platform immediately and provide the pharmacy with cost saving payment terms and next day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act).  We have expanded rapidly and now have over 8,500 registered pharmacy members purchasing on our platform.

Company Organization

Trxade Group, Inc. (“Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC and Alliance Pharma Solutions, LLC.

Trxade, Inc. is a web-based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Integra Pharma Solutions, LLC, is intended to serve as a logistics company for pharmaceutical distribution, it has limited operations and no revenue at this time.

Alliance Pharma Solutions, LLC is intended to serve in a consulting capacity to wholesalers and manufacturers in the pharma industry, it has no operations or revenue at this time.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $189,838 at March 31, 2018. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each quarterly period were as follows:

	March 31, 2018	December 31, 2017

Cash and cash equivalents	$189,838	$183,914
Current assets (excluding cash and cash equivalents)	481,073	423,562
Current liabilities (excluding short term debt)	267,342	263,045
Short term debt	201,725	262,312
Working Capital	201,844	82,119

As of March 31, 2018, we had cash and cash equivalents of approximately $189,838 and other current assets of $481,073.

The increase in our working capital was primarily due to payment of certain short – term debt and cash flow from operations.

Liquidity Outlook

Cash Requirements

Our primary objectives for 2018 are to continue the development of the Trxade Platform and increase our client base and operational revenue. Additional funds will be needed to continue to expand our platform and customer base and cover general and administrative expense. We expect to pursue raising capital to fund our operations and provide personnel to expand operations and required working capital. Through these efforts, management believes the Company will be able to maintain the liquidity necessary to fund company operations for the foreseeable future, however there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

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

We will need more cash to implement our plan to operate a business-to-business web-based marketplace focused on the US pharmaceutical industry. Our core service is designed to bring the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,	March 31,
	2018	2017
	($)	($)
Net cash provided by (used in):
Operating activities	66,663	(48,283)
Investing activities	-	-
Financing activities	(60,739)	203,600
Net increase in cash	5,924	155,317

Cash provided from operating activities for the three months ended March 31, 2018 was $66,663. This is an increase of $114,946 from same period in 2017 and was due to increased customers and revenue. Financing activities include $60,739 in payments to short term debt.

Results of Operations

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Continuing Operations

	Three months ended March 31, 2018	Three months ended March 31, 2017

Revenues	$852,923	$745,943

Operating Expenses:
General and Administrative	716,739	524,856
Warrants and Options Expense	37,456	79,637
Total Operating Expenses	754,195	604,493
Income from operations	98,728	141,450
Amortization of Debt Discount	152	47,604
Interest Expense	16,307	14,120
Net Income	$82,269	$79,726

Revenues increased for the three months ended March 31, 2018 to $852,923 compared to $745,943 for the comparable period in 2017. This increase was attributable to an increase of fee income from our web-based platform. Our sales department has continued to add customers in 2018 through direct marketing and customer training.

General and administrative expenses increased for the three months ended March 31, 2018 to $716,739 compared to $524,856 for the comparable period in 2017. A large component of general and administrative expenses in 2018 was affected by an increase in employee cash compensation expense in 2018.

Warrant and options expense in the 2017 and 2018 periods represent compensation cost related to the issuance of employee stock options.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of March 31, 2018.

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

Revenue Recognition

On January 1, 2018 we adopted the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The adoption of Topic 606 did not require prior periods to be retrospectively adjusted. In addition, the adoption of Topic 606 did not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Income.

Trxade, Inc. generates net transaction fee income as a percentage of the total transactions between the seller (wholesaler) and the buyer (independent pharmacies), S2P. Step One: Identify the contract with the customer – Trxade, Inc. Terms and Uses Agreement is acknowledged between the Wholesaler and Trxade, Inc. which outlines the transaction fee amount based on the type of product. Fee amount is based on the selling price purchased on the Trxade platform. The transaction fee is higher for generic drugs and lower for brand named drugs. The transaction fees are collectible based on evaluation of the quality of the wholesaler and the payable experience. Step Two: Identify the performance obligations in the contract – Agreement requires the wholesaler to provide a catalog of pharmaceuticals for posting on the Trxade Platform for purchase by Pharmacies. Deliver the pharmaceuticals and upon shipment remits the stated platform fee to Trxade, Inc. Trxade, Inc. is required to upload the catalogs and provide the order information to the wholesalers. Step Three: Determine the transaction price – The transaction fees to be paid on the Trxade platform that the wholesalers have are outlined in the Terms and Uses Agreement. Step Four: Allocate the transaction price – 100% of the transaction fee is earned at the time the wholesaler has shipped the order to the buyer. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – the revenue is recognized at the date of the sale consummated on the Trxade Platform.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 2, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past quarter, other than those securities previously reported on Form 10-K or Form 10-Q or on a Current Report on Form 8-K, we issued and sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In April 2018, options to purchase 565,400 shares of Common Stock were issued to employees, contractors and board members under our 2014 Equity Incentive Plan. All options may be exercised for a period of up to 10 years following the grant date, after which they expire. Options are vested from terms ranging from 4 to 5 years from the grant date.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit No.Description

31.1Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRXADE GROUP, INC.

Date: April 27, 2018	By:	/s/ SUREN AJJARAPU
Suren Ajjarapu
Chief Executive Officer

Date: April 27, 2018	By:	/s/ HOWARD DOSS
Howard Doss
Chief Financial Officer