Form 10-Q
period 2018-06-30
TRXADE GROUP, INC.
filed 2018-07-27
CIK 1382574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

There were 32,285,827 shares of the registrant’s common stock outstanding on July 24, 2018, and no shares of preferred stock outstanding.

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

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended June 30, 2018

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.

Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current Assets
Cash	$207,906	$183,914
Accounts Receivable, net	325,342	319,467
Prepaid Assets	167,388	102,095
Other Assets	1,538	2,000
Total Current Assets	702,174	607,476

Other Assets
Deposits	10,000	10,000

Total Assets	$712,174	$617,476

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts Payable	$128,755	$106,084
Accrued Liabilities	160,446	156,961
Short Term Notes Payable net of $0 and $152 discount	-	10,587
Short Term Convertible Notes Payable	181,500	-
Short term Convertible Payable – Related Parties	40,000	251,725
Total Current Liabilities	510,701	525,357

Long Term Liabilities
Convertible Notes Payable	-	181,500
Convertible Notes Payable – Related Party	100,000	-
Notes Payable – Related Parties	222,552	222,552
Total Liabilities	833,253	929,409

Shareholders’ Deficit
Series A Preferred Stock, $0.00001 par value; 10,000,000
shares authorized; 0 and 0
as of June 30, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000
shares authorized; 31,985,827 and 31,985,827
shares issued and outstanding, as of June 30, 2018
and December 31, 2017, respectively	320	320
Additional Paid-in Capital	7,895,932	7,807,860
Retained Deficit	(8,017,331)	(8,120,113)
Total Shareholders’ Deficit	(121,079)	(311,933)

Total Liabilities and Shareholders’ Deficit	$712,174	$617,476

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

Three months and six months ended June 30, 2018 and 2017

(unaudited)

	Three months ended		Six months ended
	2018	2017	2018	2017

Revenues	$837,688	$704,728	$1,690,611	$1,450,671

Operating Expenses
General and Administrative	806,242	655,945	1,560,437	1,260,438

Operating Income	31,446	48,783	130,174	190,233

Loss on Extinguishment of Debt	-	(11,512)	-	(11,512)
Interest Expense	(10,933)	(44,113)	(27,392)	(105,837)
Net Income (Loss)	$20,513	$(6,842)	$102,782	$72,884

Net Income (Loss) per Common Share – Basic:	$0.00	$(0.00)	$0.00	$0.00

Net Income (Loss) per Common Share – Diluted:	$0.00	$(0.00)	$0.00	$0.00

Weighted average Common Shares Outstanding Basic	31,985,827	31,985,827	31,985,827	31,924,501

Weighted average Common Shares Outstanding Diluted	34,479,406	31,985,827	34,472,811	34,055,336

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Six months ended June 30, 2018 and 2017

(unaudited)

	2018	2017

Operating Activities:
Net Income	$102,782	$72,884

Adjustments to reconcile net income to net cash used in Operating activities:
Stock Issued for Services	-	12,500
Options expense	88,072	164,777
Loss on debt extinguishment	-	11,512
Amortization of Debt Discount	152	74,016
Changes in operating assets and liabilities:
Accounts Receivable	(5,875)	43,543
Prepaid Assets and other Current Assets	(65,293)	(37,210)
Other Assets	462	(4,575)
Accounts Payable	22,671	(51,619)
Accrued Liabilities and Other Liabilities	3,485	(284,252)
Net Cash provided by operating activities	146,456	1,576

Financing Activities:
Repayments of Short-term Convertible Debt – Related Parties	(111,725)	-
Repayments of Promissory Note – Third Parties	(10,739)	(343,301)
Proceeds from Promissory Note – Related Parties	-	180,000
Proceeds from exercise of Warrants	-	250
Proceeds from Issuance of Common Stock	-	250,000
Net Cash provided by (used in) financing activities	(122,464)	86,949

Net increase in Cash	23,992	88,525
Cash at Beginning of the Year	183,914	14,679
Cash at June 30, 2018 and 2017	$207,906	$103,204

Supplemental Cash Flow Information
Cash Paid for Interest	$27,392	$13,886
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Reclass from accrued interest to short term convertible notes	$-	$16,500
Arrangement to move related party Accounts Payable to Notes Payable	$-	$32,552
The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six months ended June 30, 2018 and 2017

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

The following table sets forth the computation of basic and diluted Income per Share:

	For three months ended June 30, 2018	For six months ended June 30, 2018

Numerator:
Net Income	$20,513	$102,782

Denominator:
Denominator for basic EPS – weighted average shares	31,985,827	31,985,827
Dilutive effect of warrants	2,092,093	2,085,498
Dilutive effect of convertible debt	401,486	401,486
Denominator for diluted EPS –weighted average shares	34,479,406	34,472,811

Basic and Diluted income per common share	0.00	0.00

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We adopted Topic 606 as of January 1, 2018.  The adoption of Topic 606 did not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations because the revenue of the Company does not include contracts that extend over several periods.

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

As of June 30, 2018, short term promissory notes have a balance of $0, net of $0 unamortized debt discount.

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

In February 2018, the $50,000 related party note was repaid, and the $100,000 related party note was renewed for a five-month extension at the same interest rate of 10%, due July 2018.

In April 2018, the $61,725 note was repaid, and the $100,000 note was renewed for a twelve-month extension to July 2019.

As of June 30, 2018, the short term related party convertible notes had a principal balance of $40,000, net of an unamortized debt discount of $0. The long term related party convertible notes had a principal balance of $100,000, net of an unamortized discount of $0.

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

During 2017, debt discount of $0 was amortized. As of December 31, 2017 and June 30, 2018, there are $181,500 in convertible promissory notes due in May 2019 with an unamortized discount of $0.

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

At June 30, 2018 and December 31, 2017, total related party long term debt was $222,552.

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

There were no shares of common stock issued from January 1 to June 30, 2018.

NOTE 4 - WARRANTS

For the six-month period ended June 30, 2018, no warrants were issued.

The Company’s outstanding and exercisable warrants as of June 30, 2018 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Warrants Outstanding as of December 31, 2017	2,738,096	$0.24	3.28	$937,567

Warrants Granted	-	$-	-
Warrants Forfeited	-	$-	-
Warrants Exercised	-	$-	-

Warrants Outstanding as of June 30, 2018	2,738,096	$0.24	2.78	$1,044,109

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

For the six-month period ended June 30, 2018, 560,400 options were issued and 10,000 options were forfeited or expired due to employee resignation. For the options not vested, the option expense reversed was $462.

In April 2018, 560,400 stock options were issued to employees and board members under the stock option plan at an exercise price of $0.50. All options may be exercised for a period up to 10 years following the grant date, after which they expire. Options are vested in 4 or 5 years from the grant date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The following table summarizes the assumptions used to estimate the fair value of stock options granted during the quarter ended June 30, 2018:

Expected dividend yield0%

Weighted-average expected volatility192 - 261%

Weighted-average risk-free interest rate2.08 – 2.55%

Expected life of options4 – 5 years

Total compensation cost related to stock options was $51,078 for the three months and $88,072 for the six months ended June 30, 2018. As of June 30, 2018, there was $281,417 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 4.0 to 5.0 years. The following table represents stock option activity for the six-month period ended June 30, 2018:

	Number of Options	Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding at December 31, 2017	1,197,846	$0.97	6.96	$-
Exercisable at December 31, 2017	781,300	$1.02	6.30	$-

Forfeited	10,000	$0.42	9.51
Granted	560,400	$0.50	9.76
Expired	-	$-	-

Outstanding at June 30, 2018	1,748,246	$1.20	7.51	$-
Exercisable at June 30, 2018	1,047,884	$0.96	6.32	$-

NOTE 6 – RELATED PARTIES

Trxade Group, Inc. owed management wages to Mr. Prashant Patel at June 30, 2018 of $31,250 and at December 31, 2017 of $62,500.

In January 2018 Mr. Ajjarapu and Mr. Patel executive salaries were amended from $165,000 and $125,000, to $200,000 and $150,000 respectively. All of our executives are at-will employees or consultants. Each of Messrs. Ajjarapu and Patel are parties to an at-will executive employment agreement.

See related party debt activities in NOTE 2.

NOTE 7 – SUBSEQUENT EVENTS

In July 2018, under a Private Offer Memorandum, 300,000 shares of common stock were issued for $300,000 cash. The common stock was sold at $1.00 per share. In connection with this common stock offering warrants to purchase 161,538 shares of common stock were issued with a strike price of $0.01 and an expiration date of five years.

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

•Results of Operations. An analysis of our financial results comparing the three months ended June 30, 2018 and 2017.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $207,906 at June 30, 2018. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each quarterly period were as follows:

	June 30, 2018	December 31, 2017

Cash and cash equivalents	$207,906	$183,914
Current assets (excluding cash and cash equivalents)	494,268	423,562
Current liabilities (excluding short term debt)	289,201	263,045
Short term debt	221,500	262,312
Working Capital	191,473	82,119

As of June 30, 2018, we had cash and cash equivalents of approximately $207,906 and other current assets of $494,268.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the six-months ended June 30, 2018 and 2017:

	Six-Months Ended
	June 30,	June 30,
	2018	2017
	($)	($)
Net cash provided by (used in):
Operating activities	146,456	1,576
Investing activities	-	-
Financing activities	(122,464)	86,949
Net increase in cash	23,992	88,525

Cash provided from operating activities for the six-months ended June 30, 2018 was $146,456. This is an increase of $144,880 from same period in 2017 and was due to increased customers and revenue. Financing activities include $122,464 in payments to short term debt.

Results of Operations

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Continuing Operations

	Six Months Ended
	June 30, 2018	June 30, 2017
	$	$
Revenues	1,690,611	1,450,671

Operating Expenses:
General and Administrative	1,472,365	1,095,661
Warrants and Options Expense	88,072	164,777
Total Operating Expenses	1,560,437	1,260,438
Income from operations	130,174	190,233
Loss on Debt Extinguishment	-	(11,512)
Interest Expense	(27,392)	(105,837)
Net Income	102,782	72,884

Revenues increased for the six months ended June 30, 2018 to $1,690,611 compared to $1,450,671 for the comparable period in 2017. This increase was attributable to an increase of fee income from our web-based platform and transition fees from the sale of Westminster. Our sales department has continued to add customers in 2018 through direct marketing and customer training.

General and administrative expenses increased for the six months ended June 30, 2018 to $1,472,365 compared to $1,095,661 for the comparable period in 2017. A large component of general and administrative expenses in 2018 was affected by an increase in employee cash compensation expense in 2018.

Warrant and options expense in the 2018 and 2017 periods represent compensation cost related to the issuance of employee stock options.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Continuing Operations

	Three Months Ended
	June 30, 2018	June 30, 2017
	$	$
Revenues	837,688	704,728

Operating Expenses:
General and Administrative	755,164	570,805
Warrants and Options Expense	51,078	85,140
Total Operating Expenses	806,242	655,945
Income from operations	31,446	48,783
Loss on Debt Extinguishment	-	(11,512)
Interest Expense	(10,933)	(44,113)
Net Income (loss)	20,513	(6,842)

Revenues increased for the three months ended June 30, 2018 to $837,688 compared to $704,728 for the comparable period in 2017. This increase was attributable to an increase of fee income from our web-based platform. Our sales department has continued to add customers in 2018 through direct marketing and customer training.

General and administrative expenses increased for the three months ended June 30, 2017 to $755,164 compared to $570,805 for the comparable period in 2017. A large component of general and administrative expenses in 2017 was affected by an increase in employee cash compensation expense in 2018.

Warrant and options expense in the 2018 and 2017 periods represent compensation cost related to the issuance of employee stock options.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of June 30, 2018.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the six-months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 2, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past quarter, other than those securities previously reported on Form 10-K or Form 10-Q or on a Current Report on Form 8-K, including the recently filed Current Report on Form 8-K filed on July 13, 2018, we issued and sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

In April 2018, options to purchase 560,400 shares of Common Stock were issued to employees, contractors and board members under our 2014 Equity Incentive Plan. All options may be exercised for a period of up to 10 years following the grant date, after which they expire. The options had an exercise price of $0.50 and vesting terms from 4 to 5 years from the grant date.

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

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU
Suren Ajjarapu
Chief Executive Officer

Date: July 27, 2018

By:	/s/ HOWARD DOSS
Howard Doss
Chief Financial Officer

Date: July 27, 2018