Form 10-Q
period 2018-09-30
TRXADE GROUP, INC.
filed 2018-10-26
CIK 1382574

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______to_______

Commission File Number: 000-55218

TRXADE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of	Identification Number)
incorporation or organization)
3840 Land O’ Lakes Blvd.
Land O’ Lakes, Florida	34639
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (800)-261-0281

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	OTCBB

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

There were 32,285,827 shares of the registrant’s common stock outstanding on October 26, 2018, and no shares of preferred stock outstanding.

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

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended September 30, 2018

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.

Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current Assets
Cash	$592,765	$183,914
Accounts Receivable, net	419,578	319,467
Prepaid Assets	172,289	102,095
Inventory	13,865	-
Other Assets	22,500	2,000
Total Current Assets	1,220,997	607,476

Other Assets
Deposits	10,000	10,000

Total Assets	$1,230,997	$617,476

Liabilities and Shareholders’ Deficit

Current Liabilities
Accounts Payable	$106,332	$106,084
Accrued Liabilities	255,023	156,961
Short Term Notes Payable net of $0 and $152 discount	-	10,587
Short Term Convertible Notes Payable	181,500	-
Short term Convertible Payable – Related Parties	140,000	251,725
Total Current Liabilities	682,855	525,357

Long Term Liabilities
Convertible Notes Payable	-	181,500
Notes Payable – Related Parties	222,552	222,552
Total Liabilities	905,407	929,409

Shareholders’ Equity (Deficit)
Series A Preferred Stock, $0.00001 par value; 10,000,000
shares authorized; 0 and 0
as of September 30, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000
shares authorized; 32,285,827 and 31,985,827
shares issued and outstanding, as of September 30, 2018
and December 31, 2017, respectively	323	320
Additional Paid-in Capital	8,248,349	7,807,860
Retained Deficit	(7,923,082)	(8,120,113)
Total Shareholders’ Equity (Deficit)	325,590	(311,933)

Total Liabilities and Shareholders’ Equity (Deficit)	$1,230,997	$617,476

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

Three months and nine months ended September 30, 2018 and 2017

(unaudited)

	Three months ended		Nine months ended
	2018	2017	2018	2017

Revenues	$847,471	$735,869	$2,538,082	$2,141,540
Cost of Sales	2,345	-	2,345	-
Gross Profit	845,126	735,869	2,535,737	2,141,540

Operating Expenses
General and Administrative	753,297	646,254	2,313,734	1,906,692

Operating Income	91,829	89,615	222,003	234,848

Other Income	22,500	22,500	22,500	67,500
Loss on Extinguishment of Debt	(7,444)	(5,044)	(7,444)	(16,556)
Interest Expense	(12,636)	(30,878)	(40,028)	(136,715)
Net Income	$94,249	$76,193	$197,031	$149,077

Net Income per Common Share – Basic:	$0.00	$0.00	$0.01	$0.00

Net Income per Common Share – Diluted:	$0.00	$0.00	$0.01	$0.00

Weighted average Common Shares Outstanding Basic	32,083,629	31,985,827	32,083,629	31,945,168

Weighted average Common Shares Outstanding Diluted	34,737,964	34,076,003	34,732,540	34,076,003

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

for Nine Months Ended September 30, 2018 and 2017

(unaudited)

	2018	2017

Operating Activities:
Net Income	$197,031	$149,077

Adjustments to reconcile net income to net cash used in Operating activities:
Stock Issued for Services	-	12,500
Options expense	133,048	222,052
Bad Debt Expense	2,271	-
Loss on debt extinguishment	7,444	16,556
Amortization of Debt Discount	152	86,225
Changes in operating assets and liabilities:
Accounts Receivable	(102,382)	46,103
Prepaid Assets and other Current Assets	(70,194)	(79,663)
Inventory	(13,865)	-
Other Assets	(20,500)	(2,264)
Accounts Payable	248	(81,495)
Accrued Liabilities and Other Liabilities	98,062	(250,739)
Net Cash provided by operating activities	231,315	118,352

Financing Activities:
Repayments of Short-term Convertible Debt – Related Parties	(111,725)	-
Repayments of Promissory Note – Third Parties	(10,739)	(389,951)
Proceeds from Promissory Note – Related Parties	-	180,000
Proceeds from exercise of Warrants	-	250
Proceeds from Issuance of Common Stock	300,000	250,000
Net Cash provided by financing activities	177,536	40,299

Net increase in Cash	408,851	158,651
Cash at Beginning of the Year	183,914	14,679
Cash at September 30, 2018 and 2017	$592,765	$173,330

Supplemental Cash Flow Information
Cash Paid for Interest	$40,028	$39,481
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Reclass from accrued interest to short term convertible notes	$-	$16,500
Arrangement to move related party Accounts Payable to Notes Payable	$-	$32,552

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2018 and 2017

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

Inventory - Inventories are stated at the lower of cost or net realizable value. Cost, is determined on a first-in, first-out basis. On a quarterly basis, we analyze our inventory levels and reserve for inventory that is expected to expire prior to being sold, inventory that has a cost basis in excess of its expected net realizable value, inventory in excess of expected sales requirements, or inventory that fails to meet commercial sale specifications. Expired inventory is disposed of and the related costs are written off to the reserve for inventory obsolescence.

Income Per Common Share – Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method while the dilutive effect of our convertible notes is computed using the if-converted method.

The following table sets forth the computation of basic and diluted Income per Share:

	For three months ended September 30, 2018	For nine months ended September 30, 2018

Numerator:
Net Income	$94,249	$197,031

Denominator:
Denominator for basic EPS – weighted average shares	32,083,629	32,083,629
Dilutive effect of warrants	2,252,849	2,247,425
Dilutive effect of convertible debt	401,486	401,486
Denominator for diluted EPS –weighted average shares	34,737,964	34,732,540

Basic and Diluted income per common share	0.00	0.01

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2018 and 2017

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Integra Pharma Solutions, LLC generates net income as a seller of merchandise to the buyer – independent pharmacies. Step One: Identify the contract with the customer – Agreement is acknowledged between Integra and the buyer with a credit application by the customer. Step Two: Identify the performance obligations in the contract – Sales invoice requires Integra to deliver the products and pharmacy to remit the stated invoice amount. Step Three: Determine the transaction price – The transaction price is determined at the time of sale and is outlined in the invoice. Step Four: Allocate the transaction price – 100% of the transaction revenue is earned at the time the order is delivered to the buyer. Step Five: Recognize revenue when or as the entity satisfies a performance obligation - the product is delivered to the customer.

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

NOTE 2 –DEBT AND RELATED PARTIES DEBT

Promissory Note

In September 2016, a promissory note was issued for $189,000. The term of the note was 494 days. The debt discount was $39,000 thus the initial net proceeds were $150,000. Payments were made each weekday in the amount of $537. During the quarter ended March 31, 2017, $46,650 was paid off by cash and debt discount of $10,007 was amortized.

As of December 31, 2017, short term promissory notes had a balance of $10,739, net of $152 unamortized debt discount.

In 2018, $10,739 was paid off by cash and debt discount of $152 was amortized.

As of September 30, 2018, short term promissory notes have a balance of $0, net of $0 unamortized debt discount.

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2018 and 2017

NOTE 2 –DEBT AND RELATED PARTIES DEBT (CONTINUED)

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

In August 2018, $40,000 in convertible promissory notes was amended. A one-year extension was executed to August 2019. In connection with the one-year extension of the maturity date of the outstanding notes, the holder of the notes was granted warrants to purchase 10,000 shares of common stock that was issued at a strike price of $0.50 and an expiration date of five years from date of issuance. The amendment of the note was considered a debt extinguishment and a loss on extinguishment of debt was booked in the amount of $7,444.

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

During 2017, the remaining debt discount of $48,341 was fully amortized. As of December 31, 2017, the short-term related party convertible notes had a principal balance of $251,725, net of an unamortized debt discount of $0.

In February 2018, the $50,000 related party note was repaid, and the $100,000 related party note was renewed for a five-month extension at the same interest rate of 10%, due July 2018.

In April 2018, the $61,725 note was repaid, and the $100,000 note was renewed for a twelve-month extension to July 2019.

As of September 30, 2018, the short-term related party convertible notes had a principal balance of $140,000, net of an unamortized debt discount of $0.

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2018 and 2017

NOTE 2 –DEBT AND RELATED PARTIES DEBT (CONTINUED)

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

During 2017, debt discount of $0 was amortized. As of December 31, 2017 and September 30, 2018, there are $181,500 in convertible promissory notes due in May 2019 with an unamortized discount of $0.

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

At September 30, 2018 and December 31, 2017, total related party long term debt was $222,552.

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

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2018 and 2017

NOTE 4 - WARRANTS

For the nine-month period ended September 30, 2018, 161,538 warrants were issued related to the subscription of common shares – See NOTE 3 – SHAREHOLDERS’ EQUITY, 10,000 were issued for renewal of convertible debt – See NOTE 2 – DEBT AND RELATED PARTY DEBT, none were exercised or forfeited.

The Company’s outstanding and exercisable warrants as of September 30, 2018 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value

Warrants Outstanding as of December 31, 2017	2,738,096	$0.24	3.28	$937,567

Warrants Granted	171,538	$0.04	5.00
Warrants Forfeited	-	$-	-
Warrants Exercised	-	$-	-

Warrants Outstanding as of September 30, 2018	2,909,634	$0.22	2.83	$1,123,263

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

For the nine-month period ended September 30, 2018, 560,400 options were issued and 10,000 options were forfeited or expired due to employee resignation. For the options not vested, the option expense reversed was $462.

In April 2018, 560,400 stock options were issued to employees and board members under the stock option plan at an exercise price of $0.50. All options may be exercised for a period up to 10 years following the grant date, after which they expire. Options are vested in 4 or 5 years from the grant date.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The following table summarizes the assumptions used to estimate the fair value of stock options, none were granted during the quarter ended September 30, 2018:

Expected dividend yield	0%
Weighted-average expected volatility	192 - 261%
Weighted-average risk-free interest rate	2.08 – 2.55%
Expected life of options	4 – 5 years

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine months ended September 30, 2018 and 2017

NOTE 5 – OPTIONS (CONTINUED)

Total compensation cost related to stock options was $44,976 for the three months and $133,048 for the nine months ended September 30, 2018. As of September 30, 2018, there was $236,440 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 4.0 to 5.0 years. The following table represents stock option activity for the nine-month period ended September 30, 2018:

	Number of Options	Average Exercise Price	Contractual Life in Years	Intrinsic Value

Outstanding at December 31, 2017	1,197,846	$0.97	6.96	$-
Exercisable at December 31, 2017	781,300	$1.02	6.30	$-

Forfeited	10,000	$0.42	9.51
Granted	560,400	$0.50	9.76
Expired	-	$-	-

Outstanding at September 30, 2018	1,748,246	$1.20	7.25	$-
Exercisable at September 30, 2018	1,067,571	$0.95	6.12	$-

NOTE 6 – RELATED PARTIES

Trxade Group, Inc. owed management wages to Mr. Prashant Patel at September 30, 2018 of $15,625 and at December 31, 2017 of $62,500.

In January 2018 Mr. Ajjarapu and Mr. Patel executive salaries were amended from $165,000 and $125,000, to $200,000 and $150,000 respectively. All our executives are at-will employees or consultants. Each of Messrs. Ajjarapu and Patel are parties to an at-will executive employment agreement.

See related party debt activities in NOTE 2.

NOTE 7 – SUBSEQUENT EVENTS

On October 15, 2018, the Company entered into and consummated the purchase of 100% of the equity interests of Community Specialty Pharmacy, LLC, a Florida limited liability company, (“CSP”), pursuant to the terms and conditions of the Membership Interest Purchase Agreement (“Purchase Agreement”), entered into by and among the Company as the buyer, and CSP, and Nikul Panchal, the equity owner of CSP (the “Owner”). CSP is an accredited pharmacy located in St. Petersburg, Florida. CSP is an independent retail specialty pharmacy with a focus on specialty medications. The purchase price for CSP was $300,000 in cash, a promissory note from the Company of $300,000, accruing interest at a simple interest rate of ten percent (10%), with interest payable annually, and principal payable at maturity in thirty-six (36) months (the “Promissory Note”), and a warrant to purchase 405,507 shares of the Common Stock of the Company (“Revocable Warrant”), exercisable for eight (8) years from the issuance date at a strike price of $0.01 per share, and subject to revocability restrictions which lapse over three (3) years.

The Company has not yet completed the accounting of the acquisition of CSP and as such disclosures related to the purchase price allocation and proforma financial statements could not as yet be made in this filing.

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

•Results of Operations. An analysis of our financial results comparing the three months ended September 30, 2018 and 2017.

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

Company Organization

Trxade Group, Inc. (“Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC, Alliance Pharma Solutions, LLC, and Community Specialty Pharmacy, LLC.

Trxade, Inc. is a web-based market platform that enables trade among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Integra Pharma Solutions, LLC, is intended to serve as a logistics company for pharmaceutical distribution, it has limited operations.

Alliance Pharma Solutions, LLC is intended to serve in a consulting capacity to wholesalers and manufacturers in the pharma industry; it has no operations or revenue at this time.

Community Specialty Pharmacy, LLC, a Florida limited liability company, (“CSP”), is an accredited pharmacy located in St. Petersburg, Florida. CSP is an independent retail specialty pharmacy with a focus on specialty medications. This business was acquired in October 2018 and its operations are not yet consolidated into this Quarterly Report on Form 10-Q. See: Note 7. Subsequent Events.

Liquidity and Capital Resources

Cash

Cash was $592,765 at September 30, 2018. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each quarterly period were as follows:

	September 30, 2018	December 31, 2017

Cash	$592,765	$183,914
Current assets (excluding cash)	628,232	423,562
Current liabilities (excluding short term debt)	361,355	263,045
Short term debt	321,500	262,312
Working Capital	538,142	82,119

As of September 30, 2018, we had cash of approximately $592,765 and other current assets of $628,232.

The increase in our working capital was primarily due to stock issuance and cash flow from operations.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the nine-months ended September 30, 2018 and 2017:

	Nine-Months Ended
	September 30, 2018	September 30, 2017
	$	$
Net cash provided by:
Operating activities	231,315	118,352
Investing activities	-	-
Financing activities	177,536	40,299
Net increase in cash	408,851	158,651

Cash provided from operating activities for the nine-months ended September 30, 2018 was $231,315. This is an increase of $112,963 from same period in 2017 and was due to increased customers and revenue. Financing activities include $122,464 in payments to short term debt and stock issuance of $300,000.

Results of Operations

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Continuing Operations

	Nine Months Ended
	September 30, 2018	September 30, 2017
	$	$
Revenues	2,538,082	2,141,540
Cost of Sales	2,345	-
Gross Profit	2,535,737	2,141,540

Operating Expenses:
General and Administrative	2,180,686	1,684,640
Warrants and Options Expense	133,048	222,052
Total Operating Expenses	2,313,734	1,906,692
Income from operations	222,003	234,848
Other Income	22,500	67,500
Loss on Debt Extinguishment	(7,444)	(16,556)
Interest Expense	(40,028)	(136,715)
Net Income	197,031	149,077

Revenues increased for the nine months ended September 30, 2018 to $2,538,082 compared to $2,141,540 for the comparable period in 2017. This increase was attributable to an increase of fee income from our web-based platform. Our sales department has continued to add customers in 2018 through direct marketing and customer training.

General and administrative expenses increased for the nine months ended September 30, 2018 to $2,180,686 compared to $1,684,640 for the comparable period in 2017. A large component of general and administrative expenses in 2018 was affected by an increase in employee cash compensation expense in 2018.

Warrant and options expense in the 2018 and 2017 periods represent compensation cost related to the issuance of employee stock options.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Continuing Operations

	Three Months Ended
	September 30, 2018	September 30, 2017
	$	$
Revenues	847,471	735,869
Cost of Sales	2,345	-
Gross Profit	845,126	735,869
Operating Expenses:
General and Administrative	708,321	588,979
Warrants and Options Expense	44,976	57,275
Total Operating Expenses	753,297	646,254
Income from operations	91,829	89,615
Other Income	22,500	22,500
Loss on Debt Extinguishment	(7,444)	(5,044)
Interest Expense	(12,636)	(30,878)
Net Income (loss)	94,249	76,193

Revenues increased for the three months ended September 30, 2018 to $847,471 compared to $735,869 for the comparable period in 2017. This increase was attributable to an increase of fee income from our web-based platform. Our sales department has continued to add customers in 2018 through direct marketing and customer training.

General and administrative expenses increased for the three months ended September 30, 2017 to $708,321 compared to $588,979 for the comparable period in 2017. A large component of general and administrative expenses in 2017 was affected by an increase in employee cash compensation expense in 2018.

Warrant and options expense in the 2018 and 2017 periods represent compensation cost related to the issuance of employee stock options.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of September 30, 2018.

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

Integra Pharma Solutions, LLC generates net income as a seller of merchandise to the buyer – independent pharmacies. Step One: Identify the contract with the customer – Agreement is acknowledged between Integra and the buyer with a credit application by the customer. Step Two: Identify the performance obligations in the contract – Sales invoice requires Integra to deliver the products and pharmacy to remit the stated invoice amount. Step Three: Determine the transaction price – The transaction price is determined at the time of sale and is outlined in the invoice. Step Four: Allocate the transaction price – 100% of the transaction revenue is earned at the time the order is delivered to the buyer. Step Five: Recognize revenue when or as the entity satisfies a performance obligation - the product is delivered to the customer.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the nine-months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on March 2, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the past quarter ending September 30, 2018, we issued and sold the following securities without registration under the Securities Act of 1933, as amended (the “Securities Act”):

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS

Exhibit No.	Description
2.01	Membership Interest Purchase Agreement (1)
2.02	Promissory Note (1)
2.03	Revocable Warrant (1)
10.1	Form of Securities Purchase Agreement (2)
10.2	Form of Investment Warrant Agreement (2)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	XBRL

(1)Incorporated by reference to exhibit to the Current Report on Form 8-K filed October 16, 2018.

(2)Incorporated by reference to exhibit to the Current Report on Form 8-K filed July 13, 2018.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU
Suren Ajjarapu
Chief Executive Officer

Date: October 26, 2018

By:	/s/ HOWARD DOSS
Howard Doss
Chief Financial Officer

Date: October 26, 2018