Form 10-K
period 2018-12-31
TRXADE GROUP, INC.
filed 2019-03-22
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________ to ___________.

Commission file number: 000-55218

TRXADE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of	Identification Number)
incorporation or organization)

3840 Land O’ Lakes Blvd.
Land O’ Lakes, Florida	34639
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (800)-261-0281

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	OTCQB

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Note. —If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of March 15, 2019 based upon the closing price reported on such date was approximately $3,322,233. Shares of voting stock held by each officer and director and by each person who, as of March 15, 2019, may be deemed to have beneficially owned more than 10% of the outstanding voting stock have been excluded. This determination of affiliate status is not necessarily a conclusive determination of affiliate status for any other purpose. There were 33,726,459 shares of the registrant’s common stock outstanding on March 15, 2019.

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

PART I

In this annual report on Form 10-K, the terms “we,” “us,” “our,” and “our company” refer to Trxade Group, Inc., a Delaware corporation, and, unless the context indicates otherwise, also includes our subsidiary, Trxade, Inc., a Florida corporation.

Forward-Looking Statements

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report and the “Risk Factors” in Item 1A of Part I of this report, contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended and section 21E of the Securities Exchange Act of 1934, as amended. These forward looking statements reflect the views of our management with respect to future events and financial performance. These forward-looking statements are subject to a number of uncertainties and other factors that could cause actual results to differ materially from such statements. Forward-looking statements are identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “plans,” “projects,” “targets” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which are based on the information available to management at this time and which speak only as of this date. Our actual results may differ materially from results anticipated in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a discussion of some of the factors that may cause actual results to differ materially from those suggested by the forward-looking statements, please read carefully the information under “Risk Factors.”

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

We obtained the market data used in this report from internal company reports and industry publications. Industry publications generally state that the information contained in those publications has been obtained from sources believed to be reliable, but their accuracy and completeness are not guaranteed, and their reliability cannot be assured. Although we believe market data used in this 10-K is reliable, it has not been independently verified.

Item 1. Business

The following discussion should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Annual Report.

Overview

We have designed and developed, and now own and operate, a business-to-business, web-based marketplace focused on the pharmaceutical industry in the United States. Our core service is designed to bring the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities on a web-based platform.

CORPORATE HISTORY

Background of XCEL

Our company was incorporated in Delaware on July 15, 2005 as “Bluebird Exploration Company” (“Bluebird”). Bluebird was originally formed to engage in the exploitation of mineral properties. In December 2008, Bluebird changed its name to “Xcellink International, Inc.” (“XCEL”), and subsequently announced that its business plan was being expanded to include the development and marketing of platform-independent customer-centric payment systems and methodologies. XCEL was unable to raise the funds necessary to implement its business strategy, never generated any revenue and was a reporting as a “shell” corporation. On January 9, 2014, Trxade Group, Inc., a privately held Nevada corporation, merged with and into XCEL, and XCEL changed its name to “Trxade Group, Inc.” XCEL’s shares traded on the Over-the-Counter Bulletin Board (“OTCBB”) market until early 2010.

Background of Trxade

PharmaCycle LLC, a Nevada limited liability company (“PharmaCycle”), was formed in August 2010 by Prashant Patel to serve as a web-based market platform designed to enable trading among healthcare buyers and sellers of pharmaceuticals, accessories and services. In January 2013, PharmaCycle converted into a Florida corporation and changed its name to Trxade, Inc. (“Trxade Florida”). In May 2013, Trxade Florida created a new wholly\-owned subsidiary, Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”). Trxade Nevada acquired Trxade Florida pursuant to a reverse triangular merger, resulting in Trxade Florida becoming a wholly owned subsidiary of Trxade Nevada (the “Nevada-Florida Merger”). The sole purpose of the Nevada-Florida Merger was to provide for a holding company to own Trxade Florida, the operating company. At all times, up to the Nevada-Florida Merger, Trxade Florida was capitalized exclusively by cash capital contributions from Messrs. Suren Ajjarapu and Patel. Immediately following the Nevada-Florida Merger, Messrs. Ajjarapu and Patel collectively owned 99% of Trxade Nevada. After the Nevada-Florida Merger (but prior to the merger with XCEL), Trxade Nevada raised $670,000 through the sale of its preferred stock in private placements made to third party investors.

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

On December 16, 2013, Trxade Nevada and XCEL entered into a definitive merger agreement (the “Merger Agreement”) providing for the merger (the “Merger”) of Trxade Nevada with and into XCEL, with XCEL as the surviving corporation. The Merger closed on January 8, 2014. Under the terms of the Merger Agreement, we amended our articles of incorporation changed our name to “Trxade Group, Inc.,” and changed our trading symbol to XCEL.PK. On February 13, 2014, an additional 600,000 shares of our common stock (on a post-reverse split basis) were issued pursuant to the conversion of $19,333 in aggregate principal amount of our outstanding promissory notes.

Recapitalization of Common Stock by a Reverse Split and Increase of Authorized Shares of Stock

We also reversed our issued and outstanding stock at the ratio of one thousand-for-one (1,000:1) shares effective upon the closing of the Merger (the “Reverse Split”). In connection with the Reverse Split, 104,160,000 outstanding shares of our Common Stock, including the 80,000,000 shares held by Trxade Nevada, converted into 104,160 shares of Common Stock. As a result of the Merger, Trxade Nevada Shareholders holding 28,800,000 shares of Common Stock and 670,000 shares of Series A Preferred Stock converted their shares on a one-to-one basis into 28,800,000 shares of our Common Stock and 670,000 shares of our Series A Preferred Stock, for an aggregate total of 29,470,000 shares. Further, 600,000 shares of our common stock (on a post- Reverse Split basis) were issued following the Merger in connection with the conversion of our promissory notes. The 80,000,000 pre-Merger shares held by Trxade Nevada, which amounted to 80,000 shares after the Reverse Split, reverted to treasury stock of the Company.

On June 11, 2015, pursuant to our Second Amended and Restated Certification of Incorporation, we decreased the authorized shares of our Common Stock from 500,000,000 to 100,000,000 and decreased the authorized shares of our Preferred Stock from 100,000,000 to 10,000,000. The Company is currently authorized to issue 100,000,000 shares of common stock with $0.00001 par value per share and 10,000,000 shares of preferred stock, $0.00001 par value per share.

Subsidiaries

We own 100% of Trxade, Inc. This subsidiary is included in our attached consolidated financial statements and is engaged in the same line of business as Trxade. Trxade Florida is a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

We own 100% of Integra Pharma Solutions, LLC, (formerly Pinnacle Tek, Inc., a Florida corporation) founded by Mr. Ajjarapu in 2011 (“INTEGRA”). Until the end of 2016, INTEGRA served as our technology consultant provider, but we discontinued that line of business in 2016. We now intend that INTEGRA serve as our logistics company for pharmaceutical distribution.

We own 100% of Community Specialty Pharmacy, LLC, an independent retail specialty pharmacy with a focus on specialty medications.

We own 100% of Alliance Pharma Solutions, LLC, a Florida limited liability company, which was founded in January 2018 (“Alliance”). Alliance currently owns 30% (with the option to acquire more) of SyncHealth MSO, LLC as part of a joint venture enabling independent retail pharmacies to better compete with large national pharmacies on pricing, distribution and logistics. Under our joint venture arraignment, we have the option to acquire 100% of SyncHealth MSO, LLC. For further information, please consult the Current Report on Form 8-K filed January 22, 2019 and referenced herein as Exhibits 10.2-10.7.

Sale of Westminster

We also owned 100 percent of Westminster Pharmaceuticals LLC, a Delaware limited liability company (“Westminster”), from 2015 through December 31, 2016. Trxade Florida formed Westminster in January 2013 as its wholly-owned subsidiary. This licensed subsidiary is included in our attached financial statements and provides state-licensed pharmacies and buying groups in the United States with pharmaceuticals approved by the United States Food and Drug Administration (the “FDA”). In late 2015 and early 2016, Westminster entered into multiple supply contracts with wholesale manufacturers of generic pharmaceuticals to begin selling Westminster private label generic pharmaceuticals to our customers.

In December 2016, based on our management’s strategic review of our portfolio of businesses, we committed to a plan to sell our private label generic pharmaceutical businesses. On December 31, 2016, we entered into and consummated the sale of 100% of our equity interests in Westminster, and, in connection with the sale, we exited the private label generic pharmaceuticals business line. We sold Westminster in exchange for (a) the buyer’s cancellation of $1,500,000 of indebtedness owed by us under a senior secured note, (b) our issuance of warrants to the buyer to purchase 1,500,000 shares of our Common Stock (the “Warrants”), and (c) the buyer’s assumption of various contracts and obligations of Westminster. We issued the Warrants to the buyer at a strike price of $0.01 per share. The Warrants have an expiration date of five years from date of grant under the term and conditions of our warrant agreement with the buyer

The Westminster sale is considered a discontinued operation and, as a result, all consolidated financial statements in this Annual Report on Form 10-K have been adjusted accordingly to reflect this financial statement presentation.

Acquisition of Community Specialty Pharmacy, LLC

On October 15, 2018, the Company entered into and consummated the purchase of 100% of the equity interests of Community Specialty Pharmacy, LLC, a Florida limited liability company, (“CSP”), pursuant to the terms and conditions of the Membership Interest Purchase Agreement, entered into by and among the Company as the buyer, and CSP, and Nikul Panchal, the equity owner of CSP (collectively, the “Seller”). The purchase price for the 100% equity interest in CSP was $300,000 in cash, a promissory note issued by the Company of $300,000 (see Note 4), and warrants to purchase 405,507 shares of the Common Stock of the Company which vested at the acquisition date, are exercisable for eight (8) years from the issuance date at a strike price of $0.01 per share, and subject to exercise restrictions which lapse over a period of three (3) years. See Note 12 of the Notes to Consolidated Financial Statements for information concerning the Community Specialty Pharmacy, LLC acquisition and our Current Report on Form 8-K on October 17, 2018 and an Amended Report on Current Form 8-K filed on December 28, 2018.

SyncHealth MSO, LLC Joint Venture

On January 17, 2019, the Company and Alliance Pharma Solutions, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (hereafter “Alliance,” with Alliance and Trxade referred to collectively herein as the “Trxade Parties”), entered into a transaction effective as of 1 January 17, 2019 with PanOptic Health, LLC, a Delaware limited liability company (“PanOptic”), to create a new entity, SyncHealth MSO, LLC (“SyncHealth”) to enable independent retail pharmacies to better compete with large national pharmacies on pricing, distribution and logistics. SyncHealth MSO, LLC. See Note 13 of the Notes to Consolidated Financial Statements for information concerning the SyncHealth MSO Joint Venture and our Current Report on Form 8-K filed on January 22, 2019.

BUSINESS OF TRXADE

Our Principal Products and Services and their Markets.

Trxade.com is a web-based pharmaceutical marketplace engaged in promoting and enabling commerce among independent pharmacies and large pharmaceutical suppliers nationally. Our marketplace has hundreds of suppliers providing over 20,000 branded and generic drugs available for purchase by pharmacists. We already serve over 10,000 independent pharmacies. access to Trxade’s proprietary pharmaceutical database, data analytics regarding medication pricing, and manufacturer return policies. We generate revenue from these services by charging a transaction fee to the seller of the products for sales conducted via the Trxade platform. The buyers do not bear the cost of transaction fees for the purchases that they make, nor do they pay a fee to join or register with our platform. Substantially all of our revenues during the years ended December 31, 2018, and 2017, were from platform revenue generated on www.Trxade.com. For additional information, please visit us at http://www.trxadegroup.com, http://www.trxade.com, http://www.delivmeds.com, and https://www.trxademso.com.

Status of any publicly announced new products or services.

We have a number of products and services still in development, which are described below.

InventoryRx.com. InventoryRx, launched in the first quarter of 2014, is a web-based pharmaceutical exchange platform where wholesalers can buy and sell pharmaceuticals or over-the-counter medications with each other in a systematized online sales platform. The site offers these trading partners greater product availability and pricing transparency. The site may also substantially improve our customers buying efficiency and lower their cost of goods on a continuous basis. This product is built into the Trxade.com platform and, accordingly, we have not generated any independent revenue from this product.

Pharmabayonline. We formed Pharmabayonline to provide proprietary pharmaceutical data analytics and governmental reimbursement benchmarks analysis to United States-based independent pharmacies and pharmaceutical databases.

RxGuru. Our RxGuru application was launched in the first quarter of 2014 and underscores our commitment to deliver timely information to our customers at the moment before purchase. Our industry leading price prediction model “RxGuru” integrates product insight into pharmacy acquisition benchmarks (“PAC”) to ascertain trends and pricing variances which result in significant purchasing opportunities. “RX Guru” helps to predict prices and affords our members an opportunity continuously to benefit from real price purchasing opportunities that are often concealed from the rest of the industry. This product is built into the Trxade.com platform and, accordingly, this application works in conjunction with the Trxade platform but, to date, has not generated any independent revenue.

Integra Pharma Solutions, LLC. INTEGRA is intended to serve as our logistics company for pharmaceutical distribution and has limited operations and revenue at this time.

Community Specialty Pharmacy, LLC. We acquired Community Specialty Pharmacy, LLC, a Florida limited liability company (“CSP”), on October 15, 2018. CSP is an accredited pharmacy located in St. Petersburg, Florida. CSP has a focus on specialty medications. The company operates with an innovative pharmacy model which offers home delivery services to any patient thereby providing convenience. See Note 12 of the Notes to Consolidated Financial Statements for information concerning the business combination and our Current Report on Form 8-K filed on December 28, 2018.

Delivmeds.com. Delivmeds.com was launched in late 2018 as a consumer-based app to provide delivery of pharmaceutical products associated with Alliance Pharma Solutions, LLC. To date, we have not generated any revenue from this product.

Trxademso. Trxademso was launched early 2019 as part of the, SyncHealth MSO, LLC joint venture to assist independent retail pharmacies to compete better with large national pharmacies on pricing, distribution and logistics. To date, we have not generated any revenue from this product.

All our product offerings are focused on the United States markets. Some products are restricted just to certain states, depending upon the various applicable state regulations and guidelines pertaining to pharmaceuticals, particularly, and drug businesses, generally. Our services are distributed through our online platform.

Discontinued Operations.

Westminster Pharmaceuticals.

Westminster bought FDA-approved prescription medications from licensed pharmaceutical wholesalers and manufacturers from 2015 until 2016. Westminster stored these products at a licensed logistics location in Olive Brach, Mississippi until they were ready for delivery to Westminster’s customers once sold. In late 2015 and early 2016, Westminster entered into multiple supply contracts with wholesale manufacturers of generic pharmaceuticals to begin selling Westminster private label generic pharmaceuticals to its customers. Westminster generated very limited revenue from the sale of its private label products. This business line was not profitable for the Company, and we sold Westminster in December 2016, thus concluding the Company’s exit from the private label generic pharmaceuticals business.

The Pharmaceutical Industry

According to the 2013-14 Economic Report on Retail, Mail, and Specialty Pharmacies by Adam J. Fein, Ph.D. (the “Fein Report”), United States pharmaceutical companies comprise a burgeoning $330 billion industry consisting of over 65,000 pharmacy facilities and 700 DEA-registered (and 1,500 State-licensed) suppliers. Management believes that few platforms currently in place to bring these participants together to share market knowledge, product pricing transparency and product availability. According to this, the pharmaceutical market is comprised primarily of three wholesalers that control an estimated approximately 92% of the market. Our management believes that this concentration has, over the years, led to a lack of price and cost transparency, thereby resulting in severe limitations on the purchasing choices of industry participants. These market dynamics have enabled these large wholesalers (McKesson, Cardinal Health and AmerisourceBergen), known as ADR distributors, to dominate the industry with respect to both generic and brand pharmaceuticals. The increasing concentration of generic medications (ANDA or Abbreviated New Drug Application), however, with many more expected to go to market in the near future (approximately $80 billion branded medications will lose their patent protection within the next ten years), have enabled smaller suppliers’ access to an increasing number of medications at highly discounted prices. The market is slowly changing towards one where medications will become a commoditized and influenced by price rather than the business relationships imposed by the dominant participants of the past.

To fuel this change, insurance companies (Pharmacy Benefits Management (“PBM”) and private health payers) and the federal government have recently initiated lower medication reimbursement payments to healthcare providers. We believe that pharmacies in due course will face increasing pressure to source medications as inexpensively as possible and improve operational efficiency. Trxade seeks to be in the forefront of solving these transparency and pricing concerns by providing independent, retail pharmacies with real-time, pharmacy acquisition cost (“PAC”) benchmarks to the National Drug Code (the “NDC”) standard. The NDC mark is a unique product identifier used in the United States for drugs intended for human use.

Competitive Business Conditions, Our competitive position in our Industry, and our Methods of Competition.

We expect to face competition from the three large ADR distributors (McKesson, Cardinal Health & AmerisourceBergen), other pharmaceutical distributors, buying groups, software products, and other start-up companies. Most of our competitors’ operations have substantially greater financial- and manufacturer-backed resources, longer operating histories, greater name recognition, and more established relationships in the industry.

Other Start-up Companies.

We have identified start-ups that provide for supplier-pharmacy trading such as PharmaBid, RxCherrypick, PharmSaver, MatchRx and GenericBid, and provide web-based services similar to ours, allowing pharmacies to buy from several suppliers. Trxade differentiates itself from these exchanges by providing our pharmacies with both brand and generic pharmaceutical products. Additional companies target “direct-to-consumer” pharmacy deliveries, including Amazon.com’s PillPack, Capsule and GetRoman.com.

Buying Groups.

Buying Groups provide discounted prices to their members by negotiating better pricing with one primary wholesaler, while charging administrative fees generally ranging from 3to 5percent. Some Buying Groups are structured like co-operatives (such as the IPC and API) and offer their members monthly or quarterly rebates. Although they can function well to bring pricing competition to the industry, they often offer rebates only after the purchase. Management does not believe Buying Groups will provide long-term savings to customers with this model given the increased transparency and competition in the industry.

Pharmaceutical Software.

Some pharmaceutical software companies compete with us to varying degrees at different levels. SureCost, for example, provides inventory management software enabling pharmacies to comply with primary supplier contracts. This software is fee-based and requires training.

Pharmacies may be reluctant to buy pharmaceuticals on the internet due to the historical negativity and uncertainty with respect to the origin and purity of drugs purchased off the web. Trxade management believes that as we continue to develop our brand, our customer base, and our vast product offerings, we will gain the trust of the market and overcome the negativity associated with purchasing via a pharmaceutical online marketplace.

One advantage that we believe we have over our competition is our ability to be flexible and fast moving in adjusting our business model to address the needs of our customer base. Trxade started by offering pharmacies a reverse auction model to enhance savings on the purchase of their pharmaceuticals. Customer feedback suggested that pharmacies prefer a more “buy now” format, which we implemented. This resulted in a “one-stop-one-search” platform to buy quality pharmaceuticals for less and a data-rich platform to help pharmacies overcome the complexities related to supply chain purchasing.

Sources and Availability of Raw Materials; Principal Suppliers.

Trxade is a web-based technology platform. Because we are not a manufacturing company, we do not need any raw materials. Our module on the platform is drug supplier-to-retailer. We bring buyers and sellers together on this platform. Our suppliers include National Apothecary Solutions, Integral RX, and South Pointe Wholesale, Inc.

Dependence on One or More Major Customers.

As of the date of this Form 10-K, we have over 10,000 independent pharmacies and over 30 pharmaceutical suppliers as customers, with a market potential of approximately 24,000 independent pharmacies and 1,500 regional and local suppliers. We have a working relationship with over 25 wholesalers and the nation’s largest buying group. Although we believe those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the largest wholesalers decided no longer to do business with Trxade, the resulting supplier void would materially and adversely affect our competitiveness in the marketplace.

Intellectual Property.

Although we believe that our name and brand are protected by applicable state common law trademark laws, we do not currently have any registered trademarks, patents, concessions, licenses, royalty agreements, or franchises other than Trxade (and pending trademarks on RxGuru and our pharmaceutical pricing benchmarks, PAC). Our business operates under a proprietary software system which includes trade secrets within our database, business practices and pricing model.

Need for Government Approval of Products and Services.

We are required to hold business licenses and to follow applicable state and federal government regulations detailed herein. In October 2018, we acquired Community Specialty Pharmacy, LLC, an accredited independent retail pharmacy with a focus on specialty medications, which requires state approval, which we have obtained.

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

At the federal level the implementation of the track and trace legislation by 2018 will require the use of pharmaceutical pedigree to track the movement of pharmaceuticals along the supply chain. The costs of complying with this new legislation may be too burdensome for many of the smaller suppliers.

State Drug Administration Guidelines

There are a number of national and state-wide regulations that have an effect on our business. All drug wholesalers must be licensed under state licensing systems, which must in turn meet the FDA guidelines under State Licensing of Wholesale Prescription Drug Distributors (21 CFR Part 205). The regulations set forth minimum requirements for prescription drug storage and security as well as for the treatment of returned, damaged, and outdated prescription drugs. Further, wholesale drug distributors must establish and maintain inventories and records of all transactions regarding the receipt and distribution of prescription drugs and make these available for inspection and copying by authorized federal, state, or local law enforcement officials. In most states, wholesale distributor licenses are issued by the State Boards of Pharmacy and require periodic renewal. Approximately 40 states also require out-of-state wholesalers that distribute drugs within their borders to be licensed as well.

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

Research and Development.

During the last two fiscal years, Trxade.com, InventoryRx.com, Pharmabayonline and RxGuru have been developed as proprietary software. For the years ended December 31, 2018 and 2017, $949,948 and $863,324, respectively, was spent by the company in technology activities, these were included in General and Administrative expenses. None of these expenses were borne directly by customers.

Cost of Compliance with Environmental Laws.

Our operations are subject to regulations under various federal, state, local and foreign laws concerning the environment, including laws addressing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines and civil or criminal sanctions and third-party damage or personal injury claims, if in the future we were to violate or become liable under environmental laws. We are not aware of any costs or effects of our compliance with environmental laws.

Employees

Currently, we have 31 full time employees and 1 part time employee. We also utilize numerous outside consultants. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

Seasonality

Our business is not directly affected by seasonal fluctuations but is affected indirectly by the fall and winter flu season, to the extent it leads to in increased demand for certain generic pharmaceuticals.

Available Information

We are subject to the information and reporting requirements of the 1934 Securities Exchange Act (the “Exchange Act”), under which we file periodic reports, proxy and information statements and other information with the United States Securities and Exchange Commission, or (the “SEC”). Copies of the reports, proxy statements and other information may be examined without charge at the Public Reference Room of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549, or on the Internet at http://www.sec.gov. Copies of all or a portion of such materials can be obtained from the Public Reference Room of the SEC upon payment of prescribed fees. Please call the SEC at 1-800-SEC-0330 for further information about the Public Reference Room.

Financial and other information about Trxade Group, Inc. is available on our website (www.traxadegroup.com). Information on our website is not incorporated by reference into this report. We make available on our website, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 1A. Risk Factors

Risks Related to Our Business

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below and elsewhere in this Report. This section discusses factors that, individually or in the aggregate, we think could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. It is not possible to predict or identify all such factors. Consequently, the following description of Risk Factors is not a complete discussion of all potential risks or uncertainties applicable to our business.

We may continue to incur losses for an indeterminate period of time

In 2017, we became profitable for the first time; in prior years, we were unprofitable and generated a net accumulated deficit of ($8,120,113). Our current business model has been in constant and improved development since 2010 with results that culminated in our first profit for the year ended December 31, 2017. Revenues generated from the Company’s consolidated operations for the years ended December 31, 2018 and 2017 were $3,831,778 and $2,931,280, respectively. We incurred net income for the years ended December 31, 2018 and 2017 of $9,038 and $288,983, respectively. We may incur other losses in the foreseeable future due to the significant costs associated with our business development, including costs associated with maintaining compliance under SEC reporting standards. We cannot assure you that our operations will annually generate sufficient revenues to fund our continuing operations or to fully implement our business plan, and thereafter sustain profitability in any future period.

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the start and growth of a business, the implementation and execution of the Company’s business plan, and the regulatory environment affecting the distribution of pharmaceuticals in which the Company operates.

If we do not obtain additional financing, our business, prospects, financial condition and results of operations will be adversely affected.

Management anticipates that we will require additional working capital to pursue continued development of products, services, and marketing operations. We cannot accurately predict the timing and amount of such capital requirements. Additional financing may not be available to us when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely or commercially reasonable basis, the Company will be forced to delay or scale down some or all of its development activities (or perhaps even cease the operation of our business).

The Company has no commitments for any additional financing, and there can be no assurance that any such commitments can be obtained on favorable terms, if at all. Any additional equity financing will be dilutive to the Company’s stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital, and other financial and operational matters. If the Company is unable to obtain additional financing as needed, the Company may be required to reduce the scope of its operations or its anticipated expansion, which could have a material adverse effect on the Company.

Many of our competitors are better established and have resources significantly greater than we have, which may make it difficult to fend off competition.

We expect to compete with the three largest ADR distributors (McKesson, Cardinal Health & AmerisourceBergen), in addition to other pharmaceutical distributors, buying groups, software products, and various start-up drug companies. Many of these operations have substantially greater financial and manufacturer-backed resources, longer operating histories, greater name recognition and more established relationships in the industry than our company. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may establish a more favorable footing in the pharmaceutical industry with respect to pricing or other factors. Our failure to compete successfully with any of these companies would have a material adverse effect on our business and the trading price of our common stock.

The three distributors listed above have a strong control over the industry, as they have contracts with the 24,000 independent, retail pharmacies that limit the participants’ ability to purchase pharmaceuticals outside of those primary distributors. Additional restrictive elements exist within the pharmaceutical channel of distribution. For example, a number of the inventory management systems, either developed by the distributors or third-party vendors, have been developed to require compliance to these restrictive purchasing agreements.

Management anticipates that other existing and prospective competitors will adopt technologies or business plans similar to ours, or seek other means to develop operations competitive with ours, particularly if our development of large-scale production progresses as scheduled.

We will need to expand our member base or our profit margins to attain profitability.

Currently, we are paid an administrative fee of up to 6 percent of the buying price on the generic pharmaceuticals sold to pharmacies and up to 1 percent on brand pharmaceuticals that pass through our pharmaceutical exchanges.

Our management is aware that the competitiveness of the group of suppliers that participate in our system and price products on our exchange is a key factor in determining how many purchasing pharmacies and wholesalers will purchase products through our platforms. However, price is not the only factor that influences where retail pharmacies will obtain their product. Quality fulfillment services is also important, and retail pharmacies have historically received quality fulfillment services from the three major ADR distributors. In order to be more competitive, we must improve our customer service and wholesaler fulfillment efforts, because the independent, retail pharmacy has for years considered this element of the fulfillment process as important as price. Other factors influencing the pharmacies purchasing behavior in the future will be changes brought upon by the Affordable Care Act, which regulates some aspects of pharmaceutical spending and pricing. In this regard we should benefit substantially from our pricing and product knowledge that is offered by our platform.

Profitability may be further increased as a result of lower cost of goods should the Company build stronger relationships with manufacturers and other larger buying groups that serve wholesalers and distributors. On a larger scale, those margins will drop depending upon the breadth of products provided in the market and the sale turn rates required. We are currently undertaking a significant effort to increase our membership base through attendance at annual conferences and other strategies. Trxade has an expanded e-mail marketing strategy based on our competitive price advantages and price trend analysis tools.

There are inherent risks associated with our operations within the Pharmaceutical Distribution Markets.

There are inherent risks involved with doing business within the pharmaceutical distribution channel, including:

●	Product Use Liability: Improperly manufactured products may prove dangerous to the end consumer.

●	Distribution Product Liability: Products may become adulterated by improper warehousing methods or modes of shipment.

●	Counterfeit Products or products with fake pedigree papers.

●	Unlicensed or unlawful participants in the distribution channel.

●	Risk with default and the assumption of credit loss.

●	Risk related to the loss of supply, or the loss of a number of suppliers.

Although all of our end-user agreements require our customers to indemnify us and for any and all liabilities resulting from our participation in the pharmaceutical distribution industry, we cannot assure you that the parties required to provide such indemnification will have the financial resources to do so. Additionally, although we have evaluated appropriate state statutes and federal laws pertaining to pharmaceutical distribution in an effort to diminish our risks, the Board of Pharmacy for each state is responsible for interpreting their state laws, and their interpretations may not comport with our analysis. It is also possible that any third-party logistics arrangements may disrupt service, create a loss of income, or other unforeseen disruptions should the service provider experience any legal, financial or other difficulties of their own.

Regulatory changes that affect our distribution channel could harm our business.

Certain states including California, Florida, Nevada, New Mexico and Indiana have enacted laws that prohibit lateral movement of pharmaceuticals within the distribution channel. These laws prohibit wholesalers from selling pharmaceuticals directly from or to other wholesalers where they maintain inventory. Other states may in the future enact similar laws that place restrictions in pharmaceutical trading within the Trxade platforms. At the federal level, the implementation of the track and trace legislation by 2017 requiring the use of pharmaceutical pedigree may, in the future, restrict and disrupt the movement of pharmaceuticals along the supply chain should the cost of complying with this new legislation be too burdensome for smaller suppliers. Changes in the United States healthcare industry and regulatory environment could have a material adverse impact on our results of operations.

Many of our products and services are intended to function within the structure of the healthcare financing and reimbursement system currently being used in the United States. In recent years, the healthcare industry in the United States has changed significantly in an effort to enhance efficiencies, reduce costs and improve patient outcomes. These changes have included cuts in Medicare and Medicaid reimbursement levels, changes in the basis for payments, shifting away from fee-for-service and towards value-based payments and risk-sharing models, increases in the use of managed care, and consolidation in the healthcare industry generally. We expect that the healthcare industry in the United States shall continue to change and evolve in the near future. Changes in the healthcare industry’s (or our pharmaceutical suppliers’) pricing, selling, inventory, distribution or supply policies or practices could significantly reduce our revenues and net income. Additionally, if we experience disruptions in our supply of generic drugs, our margins could be adversely affected.

We distribute generic pharmaceuticals, which can be subject to both price deflation and price inflation. Continued volatility in the availability, pricing trends or reimbursement of these generic drugs, or significant fluctuations in the nature, frequency and magnitude of generic pharmaceutical launches, could have a material adverse impact on our results of operations. Additionally, any future changes in branded and generics drug pricing could be significantly different than our projections.

Generic drug manufacturers are increasingly challenging the validity or enforceability of patents on branded pharmaceutical products. During the pendency of these legal challenges, a generics manufacturer may begin manufacturing and selling a generic version of the branded product prior to the final resolution of its legal challenge over the branded product’s patent. To the extent we source, contract manufacture, and distribute such generic products, the brand-name company could assert infringement claims against us. While we generally obtain indemnification against such claims from generic manufacturers as a condition of distributing their products, there can be no assurances that these rights will be adequate or sufficient to protect us.

The healthcare industry is highly regulated, and further regulation of our distribution businesses and technology products and services could impose increased costs, negatively impact our profit margins and the profit margins of our customers, delay the introduction or implementation of our new products, or otherwise negatively impact our business and expose us to litigation and regulatory investigations.

Healthcare Fraud. We are subject to extensive and frequently changing local, state and federal laws and regulations relating to healthcare fraud, waste and abuse. Local, state and federal governments continue to strengthen their position and scrutiny over practices involving fraud, waste and abuse affecting Medicare, Medicaid and other government healthcare programs. Many of the regulations applicable to us, including those relating to marketing incentives, are vague or indefinite and have not been interpreted by the courts. The regulations may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could become liable for damages and suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

Reimbursements. Both our profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals, medical treatments and related services, or changing the methodology by which reimbursement levels are determined. The federal government may adopt measures that could reduce Medicare or Medicaid spending, or impose additional requirements on healthcare entities. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the timing or affect any such initiatives or reductions would have on us. There can be no assurance that the preceding changes would not have a material adverse impact on our results of operations

Operating, Security and Licensure Standards. We are subject to the operating and security standards of the Drug Enforcement Administration (the “DEA”), the U.S. Food and Drug Administration (the “FDA”), various state boards of pharmacy, state health departments, the U.S. Department of Health and Human Services (“HHS”), the CMS, and other comparable agencies. Although we have enhanced our procedures to ensure compliance, there can be no assurance that a regulatory agency or tribunal would conclude that our operations are compliant with applicable laws and regulations. In addition, there can be no assurance that we will be able to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could lead to litigation and have a material adverse impact on our results of operations.

Pedigree Tracking. Congress and state and federal agencies, including state boards of pharmacy and departments of health and the FDA, have made increased efforts in the past year to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled drugs into the pharmaceutical distribution system (otherwise known as “pedigree tracking”). In November 2013, Congress passed (and President Barack Obama signed into law) the Drug Quality and Security Act (the “DQSA”). The DQSA establishes federal standards requiring supply-chain stakeholders to participate in an electronic, interoperable, lot-level prescription drug track-and-trace system. The law also preempts state drug pedigree requirements and establishes new requirements for drug wholesale distributors and third-party logistics providers, including licensing requirements in states that had not previously licensed such entities.

In addition, the Food and Drug Administration Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification devices, 2D data matrix barcodes, and other similar technologies. On March 26, 2010, the FDA released the Serialized Numerical Identifier (the “SNI”) guidance for manufacturers who serialize pharmaceutical packaging. We expect to be able to accommodate these SNI regulations in our distribution operations. The DQSA and other pedigree tracking laws and regulations could increase the overall regulatory burden and costs associated with our pharmaceutical distribution business and could have a material adverse impact on our results of operations.

Privacy. There are numerous federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We are directly subject to certain provisions of the regulations as a “Business Associate” through our relationships with customers. We are also directly subject to the HIPAA privacy and security regulations as a “Covered Entity” with respect to our operations as a healthcare clearinghouse, specialty pharmacy and medical surgical supply business. If we are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our customers. Further, if we fail to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. Although we have implemented and continue to maintain policies and processes to assist us in complying with these regulations and our contractual obligations, we cannot provide assurances regarding how these regulations will be interpreted, enforced or applied by the government and regulators to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level might also require us to make costly system purchases /or modifications from time to time.

Healthcare Reform. The Affordable Care Act (the “ACA”) significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. While certain provisions of the ACA took effect immediately, others have delayed effective dates or require further rulemaking action or regulatory guidance by governmental agencies to implement or finalize (e.g. nondiscrimination in health programs and activities, or excise taxes on high-cost employer-sponsored health coverage). Further, as a result of the November 2016 U.S. presidential election, there are continued uncertainties associated with efforts to change or repeal certain provisions of the ACA or other healthcare reforms, and we cannot predict their full effect on thus at this time. A top legislative priority of the Trump presidential administration and Congress may be significant reform of the ACA, as discussed above. While there is currently a substantial lack of clarity around the likelihood, timing and details of any such policies and reforms, such policies and reforms may have a material adverse impact on our results of operations.

Medical Billing and Coding. Medical billing, coding and collection activities are governed by numerous federal and state civil and criminal laws. In connection with these laws, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against us and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Any such proceeding or investigation could have a material adverse impact on our results of operations.

System errors or failures of our platform or services to conform to specifications could cause unforeseen liabilities or injury, harm our reputation and have a material adverse impact on our results of operations.

The software and technology services that we operate are complex. As with complex systems offered by others, our software and technology services may contain errors, especially when first introduced. Failure of a customer’s system to perform in accordance with our documentation could constitute a breach of warranty and could require us to incur additional expense in order to make the system comply with the documentation. If such failure is not remedied in a timely manner, it could constitute a material breach under a contract, allowing the client to cancel the contract, obtain refunds of amounts previously paid, or assert claims for significant damages.

We may apply working capital and future funding to uses that ultimately do not improve our operating results or increase the value of your investment.

In general, we have complete discretion over the use of our working capital and any new investment capital we may obtain in the future. Because of the number and variety of factors that could determine our use of funds, there can be no assurance that our ultimate expenditure of funds (and their uses) will not vary substantially from our current intended operating plan for such funds.

We intend to use existing working capital and future funding to support the development of our products and services, product purchases in our wholesale distribution division, the expansion of our marketing, or the support of operations to educate our customers. We will also use capital for market and network expansion, acquisitions, and general working capital purposes. However, we do not have more specific plans for the use and expenditure of our capital. Our management has broad discretion to use any or all of our available capital reserves. Our capital could be applied in ways that do not improve our operating results or otherwise increase the value of a shareholder’s investment.

We do not have a traditional credit facility with a financial institution, which may adversely impact our operations.

We do not have a traditional credit facility with a financial institution, such as a working line of credit. The absence of such a facility could adversely impact our operations, as it may constrain our ability to have available the working capital for equipment purchases or other operational requirements. If adequate funds are not otherwise available, we may be required to delay, scale back or eliminate portions of our business development efforts. Without credit facilities, we could be forced to cease operations and investors in our securities could lose their entire investment.

We are dependent upon our current management, who may have conflicts of interest.

We are dependent upon the efforts of our current management. All of our officers and directors have duties and affiliations with other companies. Even though these companies are not competitors or involved in pharmaceutical distribution, involvement of our officers and directors in other businesses may still present a conflict of interest regarding decisions they make for Trxade or with respect to the amount of time available for Trxade. The loss of any officer or director of the Company and, in particular, Mr. Patel or Mr. Ajjarapu, could have a materially adverse effect upon our business and future prospects.

We do not have key-man life insurance upon the life of any of our officers or directors. While our management team has considerable information technology and entrepreneurial experience, none of our management was been involved in pharmaceutical distribution prior to joining the Company and, as such, did not have any technical experience in pharmaceutical distribution prior to joining the Company. Upon adequate funding, management intends to hire qualified and experienced personnel, including additional officers and directors, and specialists, professionals and consulting firms to advise management, as needed; however, there can be no assurance that management will be successful in raising the necessary funds in respect of recruiting, hiring and retaining such qualified individuals and firms.

A significant disruption in our computer systems could adversely affect our operations.

We rely extensively on our computer systems to manage our ordering, pricing, point-of-sale, pharmacy fulfillment, inventory replenishment, customer program, finance and other processes. Our systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, security breaches, vandalism, natural disasters, catastrophic events and human error, and our disaster recovery planning cannot account for all eventualities. If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems and infrastructure, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. Implementing new systems carries significant potential risks, including failure to operate as designed, potential loss or corruption of data or information, cost overruns, implementation delays, disruption of operations, and the potential inability to meet business and reporting requirements. While we are aware of inherent risks associated with replacing these systems and believe we are taking reasonable action to mitigate known risks, there can be no assurance that these technology initiatives will be deployed as planned or that they will be timely implemented without disruption to our operations.

We plan to implement an aggressive growth strategy, which could increase the risk of failure.

For the foreseeable future, we intend to pursue an aggressive growth strategy for the expansion of our operations through increased product development and marketing. Our ability to rapidly expand our operations will depend upon many factors, including our ability to work in a regulated environment, market value-added products effectively to independent pharmacies, establish and maintain strategic relationships with suppliers, and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand may have a materially adverse effect on our business, results of operations, and financial condition. Accordingly, there are no assurances that we will be able to achieve our targets for sales growth, or that our operations will be successful or achieve anticipated operating results.

We rely on third party contracts.

We depend on others to provide products and services to us. We do not manufacture pharmaceuticals and we do not sell pharmaceuticals to the end consumer. We do not control these wholesalers, suppliers and purchasers and, although our arrangements with them will be terminable or of limited length, a change may be difficult to implement. At this time, we have a working relationship with over 25 wholesalers and the nation’s largest buying group. Although we believe that those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the wholesalers decided no longer to do business with us, that supplier void would materially and adversely affect our competitiveness in the marketplace.

It may be difficult and costly for us to comply with the extensive government regulations to which our business may be subject.

Our operations are subject to extensive regulation by the U.S. federal and state government. In addition as we expand our operations, we may also become subject to the regulations of foreign jurisdictions, as well as additional regulations relating to environmental matters, transportation of pharmaceutical products, shipping restrictions, and import and export restrictions.

Further, the enactment of new rules and regulations could adversely affect our business. For example, the Affordable Care Act has the primary goal of reducing the cost of healthcare and providing medical coverage to some of the nation’s 25 million uninsured. Depending on our future enforcement or additional rules and regulations created around it, pharmaceutical pricing controls could be established resulting in substantially reduced margins and limited reimbursement for pharmacies and all other healthcare provider bases. In turn, this may adversely affect our cash flow, profitability, and growth.

We will continue to incur increased costs as a result of being a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

We are an SEC-reporting company. The rules and regulations under the Exchange Act require reporting companies to provide periodic reports with interactive data files, which require that we engage legal, accounting and auditing professionals, and XBRL and EDGAR service providers. The engagement of such services can be costly, and we may continue to incur additional losses, which may adversely affect our ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of being a reporting company, we are required to file periodic and current reports and other information with the SEC and we have adopted policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures.

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

Our stock is defined as a “penny stock” under Rule 3a51-1 of the Exchange Act. In general, a “penny stock” includes securities of companies which are not listed on the principal stock exchanges or NASDAQ and have a bid price in the market of less than $5.00; and companies with net tangible assets of less than $2,000,000 ($5,000,000 if the issuer has been in continuous operation for less than three years), or which has recorded revenues of less than $6,000,000 in the last three years. “Penny stocks” are subject to rule 15g-9, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses, or individuals who are officers or directors of the issuer of the securities). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, this rule may adversely affect the ability of broker-dealers to sell our stock, and therefore, may adversely affect the ability of our stockholders to sell stock in the public market.

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

The limitation of monetary liability against our directors, officers and employees under Delaware law and the existence of indemnification rights to them may result in substantial expenditures by Us and may discourage lawsuits against our directors, officers and employees.

Our articles of incorporation contain a specific provision that limits the liability of our directors for monetary damages to the Company and the Company’s stockholders. We also have contractual indemnification obligations under our employment and engagement agreements with our executive officers and directors. The foregoing indemnification obligations could result in Us incurring substantial expenditures to cover the cost of settlement or damage awards against our directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers, even though such actions, if successful, might otherwise benefit us and our stockholders.

Because our stock currently trades below $5.00 per share and is quoted on the OTCQB® Marketplace, out stock is considered a “penny stock: which can adversely affect its liquidity.

As the trading price of our common stock is less than $5.00 per share, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. Securities and Exchange Commission regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of our common stock in the secondary market because few brokers or dealers are likely to undertake these compliance activities. Purchasers of our common stock may find it difficult to resell the shares in the secondary market.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their securities. The market price of our comment stock be volatile.

While our common stock is quoted on the OTCQB Tier of the OTC Markets, our common stock is thinly traded and should be considered an illiquid investment. The market price of our common stock will likely be highly volatile, as is the stock market in general, and the market for over the counter quoted stocks in particular. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as conditions or trends in the industry in which we operate or sales of our common stock. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a mature issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. It is possible that a broader or more active public trading market for our common stock will not develop or be sustained, or that trading levels will not continue. These factors may materially adversely affect the market price of our common stock, regardless of our performance. In addition, the public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.

The Exercise of outstanding warrants, options and shares issued in connection with a joint venture will be dilutive to our existing stockholders.

As of March 15, 2018, we had 33,726,459 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock, were outstanding: • 2,880,141 shares of our common stock issuable upon the exercise of warrants with exercise prices ranging from $0.01 to $1.50 per share; • 1,732,846 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $0.50 per share to $1.61 per share; and • a maximum total of 14,776,638 shares of our common stock may be issued to PanOptic, subject to PanOptic and SyncHealth meeting all of the revenue covenants, in connection with the Joint Venture (and these shares would be subject to the Shareholders Agreement-for further information please review Exhibit 10.4 to the Current Report on Form 8-K filed January 22, 2019, and other documents referenced therein). The issuance of these shares will be dilutive to our existing stockholders.

FINRA sales practice requirements may also limit a stockholders ability to buy or sell our stock

In addition to the penny stock rules promulgated by the SEC, which are discussed earlier in this section, the rules of the Financial Industry Regulatory Authority, Inc. (FINRA) require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative, low-priced securities to their non-institutional customers, broker-dealers must have reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

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

If we fail to remain current in our reporting requirements on the OTCQB, where we are publicly quoted, we could be removed from the OTCQB, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies whose shares are quoted for sale on the OTCQB must be reporting issuers under Section 12 of the Exchange Act and must be current in their reports under Section 13 of the Exchange Act, in order to maintain price quotation privileges on the OTCQB. If we fail to remain current in our reporting requirements, we could be removed from the OTCQB. As a result, the market liquidity for our securities could be adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

The market price for our common stock is particularly volatile, given our status as a relatively unknown company with a small and thinly quoted public float, and lack of profitability, which could lead to wide fluctuations in our share price.

The market for our common stock on the OTCQB will most likely continue to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price would be attributable to a number of factors. First, as noted above, the shares of our common stock will likely be sporadically and/or thinly quoted. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

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

Our Chief Executive Officer and President are our two largest stockholders, and as a result they can exert control over us and have actual or potential interests that may diverge from yours.

Suren Ajjarapu, our CEO, and Prashant Patel, our President, beneficially own, in the aggregate, over 78% of our Common Stock. As a result, these stockholders, acting together, will be able to influence many matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and may affect the market price of our stock.

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

Our stock price could remain volatile.

The price of our stock may be highly volatile and could be subject to fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	quarterly variations in our results of operations or those of our competitors;

●	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;

●	disruption to our operations or those of other sources critical to our operations;

●	the emergence of new competitors;

●	our ability to develop and market new and enhanced products on a timely basis;

●	seasonal or other variations;

●	commencement of, or our involvement in, litigation;

●	dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt;

●	changes in our board or management;

●	adoption of new or different accounting standards;

●	changes in governmental regulations or in the status of our regulatory approvals;

●	changes in earnings estimates or recommendations by securities analysts;

●	general economic conditions and slow or negative growth of related markets.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Description of Property

We do not own any real property. We entered into a new lease for our office space at 3840 Land O’ Lakes Blvd, Land O’Lakes, Florida 34639 from January 1, 2018 for approximately $100,000 per year under a three-year lease agreement, occupying approximately 6,300 square feet. We entered into a lease for Integra Pharma Solutions, LLC at 6308 Benjamin Road, Tampa, Florida 33634 from October 17, 2018 for approximately $42,000 per year under a five-year lease agreement, occupying approximately 6,300. We believe our current and future facilities are adequate for our current and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Holders

According to the records of our transfer agent, as of December 31, 2018, there were approximately 67 holders of record of our common stock, not including any persons who hold their stock in “street name.”

Market Information

Our common stock has been quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “TRXD” after filing a Form 10 Registration Statement, since June 2014. Prior to June 2014, our stock traded on the Pink Sheets national quotation system on the Over-the-Counter Quotation Board (the “OTCQB”) administered by the OTC Markets Group, Inc. (the “OTC”) after filing a Form SB-2 Registration Statement in 2007. Our common stock trades on a limited and sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid price for each quarter within the fiscal years ended December 31, 2018 and 2017. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year	Period	Bid Prices High	Bid Prices Low
2017	First Quarter	$.45	$.25
	Second Quarter	$.45	$.25
	Third Quarter	$.45	$.40
	Fourth Quarter	$.72	$.22
2018	First Quarter	$.50	$.22
	Second Quarter	$.55	$.31
	Third Quarter	$.60	$.42
	Fourth Quarter	$.42	$.22

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet. Unless an exception is available, the regulations require the delivery prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Dividends

We have never paid any cash dividends on our common stock. We currently anticipate that we will retain all future earnings for use in our business. Consequently, we do not anticipate paying any cash dividends in the foreseeable future. The payment of dividends in the future will depend upon our results of operations, as well as our short-term and long-term cash availability, working capital, working capital needs, and other factors as determined by our Board of Directors. Currently, except as may be provided by applicable laws, there are no contractual or other restrictions on our ability to pay dividends if we were to decide to declare and pay them.

Common Stock

We are authorized to issue 100,000,000 shares of common stock with $0.00001 par value per share. Holders of shares of common stock are entitled to one vote per share on each matter submitted to a vote of shareholders. In the event of liquidation, holders of common stock are entitled to share pro rata in the distribution of assets remaining after payment of liabilities, if any. Holders of common stock have no cumulative voting rights, and, accordingly, the holders of a majority of the outstanding shares have the ability to elect all of the directors of the Company. Holders of common stock have no preemptive or other rights to subscribe for shares. Holders of common stock are entitled to such dividends as may be declared by the Board out of funds legally available therefore. The outstanding shares of common stock are validly issued, fully paid and non-assessable.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.00001 par value per share, all of which the 10,000,000 are undesignated and unissued. The Company had no preferred shares outstanding at December 31, 2018 or as of the date of this filing.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information, as of December 31, 2018, with respect to our compensation plans under which common stock is authorized for issuance.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (A)	Weighted-average exercise price of outstanding options, warrants and rights (B)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in Column A) (C)
Equity compensation plans approved by stockholders (1)	1,732,846	1.19	267,154	(2)
Equity compensation plans not approved by stockholders (3)	-	-	-
Total	1,732,846	1.19	267,154

(1)	Consists of (i) options to purchase 1,357,846 shares of common stock issued and outstanding under the Trxade Group, Inc. 2014 Equity Incentive Plan, (ii) options to purchase 375,000 shares of common stock issued and outstanding under the Trxade Group, Inc. 2013 Equity Incentive Plan.

(2)	Consists of 2,000,000 shares of common stock reserved and available for issuance under the Trxade Group, Inc. 2014 Equity Incentive Plan. 1,732,846 have been issued and 267,154 are available for issuance at December 31, 2018

(3)	Consists of (i) warrants to purchase 435,000 shares of common stock granted by Trxade Group, Inc., and our predecessor in interest to consultants in October 2013. These warrants expired during October 2018.

Stock Transfer Agent

Our transfer agent is Action Stock Transfer Corp., 2469 E. Fort Union Blvd, Suite 214, Salt Lake City, Utah 84121.

Recent Sales of Unregistered Securities

During the past year, in addition to those securities sold without registration under the Securities Act of 1933, as amended (the “Securities Act”), and previously reported on Form 10-Q or on a Current Report on Form 8-K on February 5, 2019 note holders converted $150,000 in convertible loans originally issued in 2015 plus accrued interest for 423,966 total shares of Common Stock of the Company. Additionally, investors exercised warrants to purchase 16,666 shares of common stock at $0.01 per share.

The use of proceeds associated with the above listed sales of unregistered securities was for general working capital purposes. The issuances and grants described above were exempt from registration pursuant Section 4(2), Rule 506 of Regulation D of the Securities Act, since the foregoing issuances and grants did not involve a public offering, the recipients took the securities for investment and not resale, we took take appropriate measures to restrict transfer, and the recipients were (a) “accredited investors”; (b) had access to similar documentation and information as would be required in a Registration Statement under the Act; (c) were non-U.S. persons; and/or (d) were officers or directors of the Company.

Repurchase of Securities

We did not purchase any shares of our common stock during the year ended December 31, 2018.

Item 6. Selected Financial Data

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2018 and 2017.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Company Overview

We have designed and developed, and now own and operate, a business-to-business, web-based marketplace focused on the United States pharmaceutical industry. Our core service brings the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

We began operations under Trxade Nevada in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide enhanced pricing transparency, purchasing capabilities and other value-added services on a single platform to focus on serving the nation’s approximately 24,000 independent pharmacies with an annual purchasing power of $96 billion. Our national supplier partners are able to fulfill orders on our platform immediately and provide the pharmacy with cost saving payment terms and next day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). We expanded rapidly since 2015 and now have over 10,000 registered pharmacy members purchasing on our platform.

In December 2013, we launched a second service to help pharmaceutical distributors better source their pharmaceutical needs within a highly structured single platform. This solution is designed to help purchasers overcome pharmaceutical supply issues as a means to control costs on drugs with volatile pricing and to help buyers make better purchasing choices based on their needs. Additionally, we built and, in February 2014, launched, a new desktop application, named RxGuru, to bring product information on a just in time basis to our member base. Our pharmacy members should benefit from this application by gaining advanced data analytics at point of purchase and patient care. RxGuru has been upgraded to continue the benefit to the pharmacies.

In 2015 and 2016, through Westminster Pharmaceuticals, LLC, our wholly-owned subsidiary and distribution division, we launched a private label pharmaceutical product program and entered into various supply contracts with pharmaceutical manufactures to supply Westminster with generic pharmaceutical products on a private label basis to sell to our customers. In connection with this expansion, Westminster received significant funding in late 2015 and early 2016. Westminster was not profitable and in December 2016 we sold this division and exited the private label distribution business.

In October 2018, we acquired 100 percent of Community Specialty Pharmacy, LLC. CSP is an accredited independent retail pharmacy with a focus on specialty medications. The company operates with an innovative pharmacy model which offers home delivery services to any patient thereby providing convenience. The business plan is to continue this pharmacy model.

In late 2018, we launched Delivmeds.com, a consumer based app to provide delivery of pharmaceutical products operating as part of Alliance Pharma Solutions, LLC. In early 2019 we launched Trxademso.com, as part of the, SyncHealth MSO, LLC joint venture to assist independent retail pharmacies to better compete with large national pharmacies on pricing, distribution and logistics. To date, we have not generated any revenue from these products.

Company Organization

Trxade Group, Inc. owns 100 percent of Trxade, Inc., and Integra Pharma Solutions, LLC (formerly Pinnacle Tek, Inc.), Alliance Pharma Solutions, LLC, and Community Specialty Pharmacy, LLC. The reverse subsidiary merger of Trxade, Inc. and Trxade Group, Inc. occurred in July 2013. INTEGRA was merged through a subsidiary with Trxade Group, Inc. in July 2013. We acquired 100 percent of Community Specialty Pharmacy, LLC, in October 2018. Alliance Pharma Solutions, LLC was formed in January 2018 and our 30 percent owned joint venture, SyncHealth MSO, LLC, was formed in January 2019. The Company also owned 100 percent of Westminster, which was formed in January 2013, until this division was sold in December 2016. Trxade, is a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Inactive or discontinued segments:

Westminster provided state licensed pharmacies and other buying groups with FDA-approved pharmaceuticals under a private label program. This division was sold in December 2016.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $869,557 at December 31, 2018. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	December 31, 2018	December 31, 2017
Cash	$869,557	$183,914
Current assets (excluding cash and cash equivalents)	596,520	423,562
Current liabilities (excluding short term debt)	538,867	263,045
Short term debt	321,500	262,312
Working Capital	605,710	82,119

Our principal sources of liquidity have been cash provided by operations, equity capital and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses and acquisition. We anticipate these uses will continue to be our principal uses of cash in the future.

The increase in cash and cash equivalents from 2017 was primarily due to equity capital and operating income. The increase in our current assets was primarily due to higher cash. Cash and other current assets increased by $685,643 and $172,958, respectively.

Current liabilities increase is primarily due to the acquisition of Community Specialty Pharmacy, LLC inventory purchases and the reclassification of $181,500 long term debt.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses for 2019	Amount
General and administrative (1)	$3,500,000
Total	$3,500,000

(1)	Includes wages and payroll, legal and accounting, marketing, rent and web development.

Since inception, we have funded our operations primarily through debt and equity capital raises and operational revenue. In 2018, common stock was issued for $800,000 and we acquired new unsecured long-term debt of approximately $300,000.

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

We will need significantly more cash to implement our plan to operate a business-to-business web-based marketplace focused on the US pharmaceutical industry. Our core service is designed to bring the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2018 and 2017:

	Fiscal Year Ended
	December 31, 2018	December 31, 2017
Net Income	$9,038	$288,983
Net Cash Provided by (Used in):
Operating Activities	273,386	171,670
Investing Activities	(265,279)	-
Financing Activities	677,536	(2,435)
Net increase in cash	$685,643	$169,235

Cash provided by operations for the fiscal year ended December 31, 2018 was $273,386. This compared to $171,670 provided in operating activities for the fiscal year 2017.

Investing activities include the acquisition of Community Specialty Pharmacy, LLC.

Financing activities in 2017 included $180,000 proceeds from long term debt and $250,000 in common stock issuance.

Financing activities in 2018 included $800,000 proceeds from common stock issuance.

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

Fiscal Year Ended December 31, 2018 Compared to Fiscal Year Ended December 31, 2017

Continuing Operations

	Fiscal Year Ended
	December 31, 2018	December 31, 2017
Revenues	$3,831,778	$2,931,280
Cost of Sales	449,049	-

Gross Profit	3,382,729	2,931,280
Operating Expenses:
Technology	949,948	863,324
General and Administrative	2,350,569	1,405,026
Warrants and Options Expense	169,828	267,835
Total Operating Expense	3,470,345	2,536,185

Other Income	161,639	67,500
Loss on Extinguishment of Debt	(7,444)	(16,556)
Interest Expense	(57,541)	(157,056)

Income from Operations	$9,038	$288,983

Substantially all of our revenues during the years ended December 31, 2018, and 2017 were from platform revenue. Revenues increased for the Fiscal Year ended December 31, 2018 to $3,407,823 compared to $2,931,280 for the comparable period in 2017. This increase was attributable to the mix of pharmaceuticals sold on the platform, brands vs. generics, the fee for generics are higher than brands. Our sales department has continued to add customers in 2018 through direct marketing and customer training. In 2018, with the acquisition of Community Specialty Pharmacy, LLC in the fourth quarter, $395,418 of revenue was added.

Technology expenditures increased to $949,948 from $863,324 in 2017 as the Company developed apps for customers.

General and administrative expenses increased for the fiscal year ended December 31, 2018 to $2,350,569 compared to $1,405,026 for the comparable period in 2017. There was an increase in legal fees, rent and employee cash compensation directly as a result of the acquisition. In addition Trxade Conference, increased employee benefits and computer software were additional expenditures.

Warrant and options expense in the 2018 and 2017 period represents compensation cost-related to the issuance of employee stock options.

Interest expense in 2018 was as a result of approximately $800,000 in debt borrowings. Interest expense in 2017 was as a result of approximately $700,000 in debt borrowings.

Contractual Obligations and Commitments.

In addition to our long-term debt obligations to our various lenders, we have certain other contractual working capital obligations, including contractual purchase obligations related to various supply contracts.

The following table summarizes our contractual obligations as of December 31, 2018:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short and Long-term debt obligations	$844,042	321,500	522,552	-	-
Operating lease obligations	573,253	156,024	375,295	41,934	-
Total Contractual obligations	$1,417,295	477,524	897,847	41,934	-

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2018.

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

Revenue Recognition

In general, the Company accounts for revenue recognition in accordance with ASC 606, “Revenue from Contracts with Customers.”

Trxade, Inc. provides an online website service, a buying and selling marketplace for licensed Pharmaceutical Wholesalers to sell products and services to licensed Pharmacies. The Company charges Suppliers a transaction fee, a percentage of the purchase price of the Prescription Drugs and other products sold through its website service. The fulfillment of confirmed orders, including delivery and shipment of Prescription Drugs and other products, is the responsibility of the Supplier and not of the Company. The Company holds no inventory and assumes no responsibility for the shipment or delivery of any products or services from our website. The Company considers itself an agent for this revenue stream and as such, reports revenue as net. Step One: Identify the contract with the customer – Trxade, Inc.’s Terms and Use Agreement is acknowledged between the Wholesaler and Trxade, Inc. which outlines the terms and conditions. The collection is probable based on the credit evaluation of the Wholesaler. Step Two: Identify the performance obligations in the contract – The Company provides to the Supplier access to the online website, uploading of catalogs of products and Dashboard access to review status of inventory posted and processed orders. The Agreement requires the supplier to provide a catalog of pharmaceuticals for posting on the platform, deliver the pharmaceuticals and upon shipment remit the stated platform fee. Step Three: Determine the transaction price – The Fee Agreement outlines the fee based on the type of product, generic, brand or non-drug. There are no discounts for volume of transactions or early payment of invoices. Step Four: Allocate the transaction price – The Fee Agreement outlines the fee. There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – Revenue is recognized the day the order has been processed by the Supplier.

Integra Pharma Solutions, LLC is a licensed wholesaler and sells to licensed pharmacies brand, generic and non-drug products. The Company takes orders for product and creates invoices for each order and recognizes revenue at the time the Customer receives the product. Customer returns are not material. Step One: Identify the contract with the customer – The Company requires that an application and a credit card for payment is completed by the Customer prior to the first order. Each transaction is evidenced by an order form sent by the customer and an invoice for the product is sent by the Company. The collection is probable based on the application and credit card information provided prior to the first order. Step Two: Identify the performance obligations in the contract – Each order is distinct and evidenced by the shipping order and invoice. Step Three: Determine the transaction price – The consideration is variable if product is returned. The variability is determined based on the return policy of the product manufacturer. There are no sales or volume discounts. The transaction price is determined at the time of the order evidenced by the invoice. Step Four: Allocate the transaction price – There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation - The Revenue is recognized when the Customer receives the product.

Community Specialty Pharmacy, LLC is in the retail pharmacy business. The Company fills prescriptions for drugs written by a doctor and recognizes revenue at the time the patient confirms delivery of the prescription. Customer returns are not material. Step One: Identify the contract with the customer – The prescription is written by a doctor for a Customer and delivered to the Company. The prescription identifies the performance obligations in the contract. The Company fills the prescription and delivers to the Customer the prescription, fulfilling the contract. The collection is probable because there is confirmation that the customer has insurance for the reimbursement to the Company prior to filling of the prescription. Step Two: Identify the performance obligations in the contract – Each prescription is distinct to the Customer. Step Three: Determine the transaction price – The consideration is not variable. The transaction price is determined to be the price of prescription at the time of delivery which considers the expected reimbursements from third party payors (e.g., pharmacy benefit managers, insurance companies and government agencies). Step Four: Allocate the transaction price – The price of the prescription invoiced represents the expected amount of reimbursement from third party payors. There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – Revenue is recognized upon the delivery of the prescription.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

TRXADE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Trxade Group, Inc.

Land O’Lakes, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trxade Group, Inc., and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

March 22, 2019

Trxade Group, Inc.

Consolidated Balance Sheets

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets
Current Assets
Cash	$869,557	$183,914
Accounts Receivable, net	433,627	319,467
Inventory	79,966	-
Prepaid Assets	82,927	102,095
Other Assets	-	2,000
Total Current Assets	1,466,077	607,476

Property Plant and Equipment, Net	15,006	-

Other Assets
Deposits	20,531	10,000
Goodwill	725,973	-

Total Assets	$2,227,587	$617,476

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Accounts Payable	$400,544	$106,084
Accrued Liabilities	138,323	156,961
Short Term Notes Payable net of $0 and $152 discount	-	10,587
Short Term Convertible Notes Payable	181,500	-
Short term Convertible Notes Payable – Related Parties	140,000	251,725
Total Current Liabilities	860,367	525,357

Long Term Liabilities
Convertible Notes Payable	-	181,500
Notes Payable – Related Parties	522,552	222,552
Total Liabilities	1,382,919	929,409

Shareholders’ Equity (Deficit)
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 33,285,827 and 31,985,827 shares issued and outstanding as of December 31, 2018 and 2017, respectively	332	320
Additional Paid-in Capital	8,955,411	7,807,860
Retained Deficit	(8,111,075)	(8,120,113)
Total Shareholders’ Equity (Deficit)	844,668	(311,933)

Total Liabilities and Shareholders’ Equity (Deficit)	$2,227,587	$617,476

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2018 and 2017

	2018	2017
Revenues, net	$3,831,778	$2,931,280
Cost of Sales	449,049	-
Gross Profit	3,382,729	2,931,280

Operating Expenses
General and Administrative	3,470,345	2,536,185

Operating Income (Loss)	(87,616)	395,095

Other Income	161,639	67,500
Loss on Extinguishment of Debt	(7,444)	(16,556)
Interest Expense	(57,541)	(157,056)
Net Income	$9,038	$288,983

Net Income per Common Share – Basic:	$0.00	$0.01

Net Income per Common Share – Diluted:	$0.00	$0.01

Weighted average Common Shares Outstanding Basic	32,260,622	31,955,416

Weighted average Common Shares Outstanding Diluted	34,958,502	34,086,251

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Years Ended December 31, 2018 and 2017

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2016	-	$-	31,660,827	$316	$7,260,723	$(8,409,096)	$(1,148,057)
Common Stock Issued for Cash	-	-	250,000	3	249,997	-	250,000
Common Stock Issued for Services	-	-	50,000	1	12,499	-	12,500
Warrants Issued for debt Amendment	-	-	-	-	16,556	-	16,556
Warrants Exercised	-	-	25,000	-	250	-	250
Options Expense	-	-	-	-	267,835	-	267,835
Net Income	-	-	-	-	-	288,983	288,983
December 31, 2017	-	$-	31,985,827	$320	$7,807,860	$(8,120,113)	$(311,933)
Common Stock Issued for Cash	-	-	1,300,000	12	799,988	-	800,000
Warrants Issued for debt Amendment	-	-	-	-	7,444	-	7,444
Warrants for Acquisition of Community Specialty Pharmacy, LLC	-	-	-	-	170,291	-	170,291
Options Expense	-	-	-	-	169,828	-	169,828
Net Income	-	-	-	-	-	9,038	9,038
December 31, 2018	-	$-	33,285,827	$332	$8,955,411	$(8,111,075)	$844,668

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2018 and 2017

	2018	2017
Operating Activities:
Net Income	$9,038	$288,983

Adjustments to reconcile net income to net cash provided by operating activities:
Stock Issued for Services	-	12,500
Options expense	169,828	267,835
Bad Debt Expense	2,271	-
Loss on debt extinguishment	7,444	16,556
Amortization of Debt Discount	152	88,647
Changes in operating assets and liabilities:
Accounts Receivable	(1,532)	(20,354)
Prepaid Assets and Other Assets	13,637	(90,763)
Inventory	(3,810)	-
Accounts Payable	95,149	(98,213)
Accrued Liabilities and Other Liabilities	(18,791)	(293,521)
Net Cash provided by operating activities	273,386	171,670

Investing Activities:
Purchase of Fixed Assets	(15,006)	-
Cash paid for acquisition of Community Specialty Pharmacy, LLC, net of cash received	(250,273)	-
Net Cash Used in Investing Activities	(265,279)	-

Financing Activities:
Repayments of Promissory Note – Third Parties	(10,739)	(432,685)
Repayments of Short Term Debt – Related Parties	(111,725)	-
Proceeds from Convertible Note – Related Parties	-	180,000
Proceeds from exercise of Warrants	-	250
Proceeds from Issuance of Common Stock	800,000	250,000
Net Cash provided by financing activities	677,536	(2,435)

Net increase in Cash	685,643	169,235
Cash at Beginning of the Year	183,914	14,679
Cash at End of the Year	$869,557	$183,914

Supplemental Cash Flow Information
Cash Paid for Interest	$36,970	$71,210
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Related party note payable and warrants issued for acquisition of Community Specialty Pharmacy, LLC	$470,921	$-
Reclass from accrued interest to short term convertible notes	$-	$16,500
Arrangement to move related party Accounts Payable to Notes Payable	$-	$32,552

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2018 and 2017

NOTE 1 – ORGANIZATION

Trxade Group, Inc. (“we”, “our”, “Trxade”, the “Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC, Community Specialty Pharmacy, LLC and Alliance Pharma Solutions, LLC. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in May 2013. Community Specialty Pharmacy was acquired October 2018.

Trxade, Inc. operates a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Integra Pharma Solutions, LLC is a licensed pharmaceutical wholesaler and sells brand, generic and non-drug products.

Community Specialty Pharmacy, LLC is an accredited independent retail pharmacy with a focus on specialty medications. The company operates with innovative pharmacy model which offers home delivery services to any patient thereby providing convenience.

Alliance Pharma Solutions, LLC has developed same day Pharma delivery software – Delivmeds.com and invested in SyncHealth MSO, LLC a managed services organization in January 2019. (See Note 13).

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Basis of Presentation – Historically, operations have been funded primarily through the sale of equity or debt securities and operating activities. In 2018, the Company renewed outstanding debt (See Note 3 and 4), raised capital (See Note 5) and had positive operating cash flow from operations. The Company has the ability to maintain the current level of spending or reduce expenditures to maintain operations if funding is not available.

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

Principle of Consolidation – The Company’s consolidated financial statements include the accounts of Trxade Group, Inc., Trxade, Inc., Integra Pharma Solutions, Inc., Alliance Pharma Solutions, LLC and Community Specialty Pharmacy, LLC. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents – Cash in bank accounts are at risk to the extent that they exceed U.S. Federal Deposit Insurance Corporation insured amounts. All investments purchased with a maturity of three months or less are cash equivalents. Cash and cash equivalents are available on demand and are generally within of FDIC insurance limits for 2018.

Accounts Receivable – The Company’s receivables are from customers and are collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2018 and 2017, $2,271 of bad debt expense and $0 of recovery of bad debt was recognized, respectively.

Inventory – Inventories are stated at the lower of cost or net realizable value. Cost is determined on a weighted average basis. On a quarterly basis, we analyze our inventory levels and no reserve is maintained as obsolete or expired inventories are written off. There is no reserve for inventory obsolescence during the periods presented.

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

Derivative financial instruments – The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, assuming maximum value, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

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

Goodwill – The Company accounts for goodwill and intangible assets in accordance with ASC 350 “Intangibles Goodwill and Other”. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company performed impairment analysis using the qualitative analysis under ASC 350-20 and noted no impairment issues for 2018.

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASU 2014-09 using the modified retrospective approach effective January 1, 2018, under which prior periods were not retrospectively adjusted. The adoption of Topic 606 does not have a material impact to our consolidated financial statements, including the presentation of revenues in our Consolidated Statements of Operations.

Trxade, Inc. provides an online website service, a buying and selling marketplace for licensed Pharmaceutical Wholesalers to sell products and services to licensed Pharmacies. The Company charges Suppliers a transaction fee, a percentage of the purchase price of the Prescription Drugs and other products sold through its website service. The fulfillment of confirmed orders, including delivery and shipment of Prescription Drugs and other products, is the responsibility of the Supplier and not of the Company. The Company holds no inventory and assumes no responsibility for the shipment or delivery of any products or services from our website. The Company considers itself an agent for this revenue stream and as such, reports revenue as net. Step One: Identify the contract with the customer – Trxade, Inc.’s Terms and Use Agreement is acknowledged between the Wholesaler and Trxade, Inc. which outlines the terms and conditions. The collection is probable based on the credit evaluation of the Wholesaler. Step Two: Identify the performance obligations in the contract – The Company provides to the Supplier access to the online website, uploading of catalogs of products and Dashboard access to review status of inventory posted and processed orders. The Agreement requires the supplier to provide a catalog of pharmaceuticals for posting on the platform, deliver the pharmaceuticals and upon shipment remit the stated platform fee. Step Three: Determine the transaction price – The Fee Agreement outlines the fee based on the type of product, generic, brand or non-drug. There are no discounts for volume of transactions or early payment of invoices. Step Four: Allocate the transaction price – The Fee Agreement outlines the fee. There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – Revenue is recognized the day the order has been processed by the Supplier.

Integra Pharma Solutions, LLC is a licensed wholesaler and sells to licensed pharmacies brand, generic and non-drug products. The Company takes orders for product and creates invoices for each order and recognizes revenue at the time the Customer receives the product. Customer returns are not material. Step One: Identify the contract with the customer – The Company requires that an application and a credit card for payment is completed by the Customer prior to the first order. Each transaction is evidenced by an order form sent by the customer and an invoice for the product is sent by the Company. The collection is probable based on the application and credit card information provided prior to the first order. Step Two: Identify the performance obligations in the contract – Each order is distinct and evidenced by the shipping order and invoice. Step Three: Determine the transaction price – The consideration is variable if product is returned. The variability is determined based on the return policy of the product manufacturer. There are no sales or volume discounts. The transaction price is determined at the time of the order evidenced by the invoice. Step Four: Allocate the transaction price – There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation - The Revenue is recognized when the Customer receives the product.

Community Specialty Pharmacy, LLC is in the retail pharmacy business. The Company fills prescriptions for drugs written by a doctor and recognizes revenue at the time the patient confirms delivery of the prescription. Customer returns are not material. Step One: Identify the contract with the customer – The prescription is written by a doctor for a Customer and delivered to the Company. The prescription identifies the performance obligations in the contract. The Company fills the prescription and delivers to the Customer the prescription, fulfilling the contract. The collection is probable because there is confirmation that the customer has insurance for the reimbursement to the Company prior to filling of the prescription. Step Two: Identify the performance obligations in the contract – Each prescription is distinct to the Customer. Step Three: Determine the transaction price – The consideration is not variable. The transaction price is determined to be the price of the prescription at the time of delivery which considers the expected reimbursements from third party payors (e.g., pharmacy benefit managers, insurance companies and government agencies). Step Four: Allocate the transaction price – The price of the prescription invoiced represents the expected amount of reimbursement from third party payors. There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – Revenue is recognized upon the delivery of the prescription.

Cost of Goods Sold – The company recognized cost of goods sold in 2018 from activities in Integra Pharma Solutions, LLC and Community Specialty Pharmacy, LLC, which were not active in 2017.

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

Income Taxes – The Company accounts for income taxes utilizing ASC 740, “Income Taxes” (SFAS No. 109). ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. The Company currently has substantial net operating loss carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Tax years from 2015 forward are open to examination by the Internal Revenue Service.

Income (loss) Per Share – Basic net income (loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The treasury stock method and as if converted methods are used to determine the dilutive shares for our options and warrants and convertible notes, respectively.

The following table sets forth the computation of basic and diluted income per common share for the years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Numerator:
Net Income	$9,038	$288,983

Numerator for basic and diluted income available to common shareholders	$9,038	$288,983

Denominator:
Denominator for basic income per common share – Weighted average common shares outstanding	32,260,622	31,955,416
Dilutive effect of Common Stock Equivalents	2,697,880	2,130,835
Denominator for diluted income per common share – adjusted weighted average common shares outstanding	34,958,502	34,086,251
Basic and Diluted income per common share	$0.00	$0.01

Concentration of Credit Risks and Major Customers - Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp limits. During the years ended December 31, 2018 and 2017, sales to two customers each represent greater than 10% of revenue.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the provisions of this ASU at January 1, 2019.

NOTE 3 – SHORT-TERM DEBT AND RELATED PARTIES DEBT

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

In April and May 2016, $50,000 of the $200,000 in convertible promissory notes (plus $5,000 in interest) was repaid. A one-year extension was executed on the remaining notes and the interest owed, totaling $15,000 became part of the adjusted principal of notes and the balance of $165,000 is due May 2017. In connection with the one-year extension of the maturity date of the outstanding notes, the holders of the notes were granted warrants at one common stock for $4.00 of the note amount and warrants to purchase 41,250 shares of common stock were issued at a strike price of $1.50 and an expiration date of five years from date of issuance. The amendment of the note was considered a debt extinguishment and a loss on extinguishment of debt was booked in the amount of $37,579.

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

During 2017, debt discount of $0 was amortized. As of December 31, 2018 and 2017, short-tern convertible note has a balance of $181,500 and $0 respectively, net of $0 unamortized debt discount.

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

In 2018, $10,739 was paid off by cash and the debt discount of $152 was amortized.

As of December 31, 2018, short term promissory notes have a balance of $0, net of $0 unamortized debt discount.

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

In April 2017, a $61,725 related party note was renewed for a one-year extension at the same interest rate of 10%, due April 2018. In April 2018, $61,725 was paid in cash for full payment.

In September 2017, a $150,000 related party note was renewed for a six-month extension at the same interest rate of 10%, due in February 2018. In February 2018, $100,000 of the related party note was extended to July 2018 and then renewed for a year extension at the same interest rate of 10%, due July 2019. The remaining $50,000 was paid in cash in February 2018.

During 2017, the remaining debt discount of $48,341 was fully amortized. As of December 31, 2017, the short term related party convertible notes had a principal balance of $251,725, net of an unamortized debt discount of $0.

As of December 31, 2018, the short term related party convertible notes had a principal balance of $140,000, net of an unamortized debt discount of $0.

Related Party Promissory Note

In November 2016, Mr. Prashant Patel loaned the Company $10,000. The term of the loan is 90 days and is at zero percent interest. The balance at December 31, 2016 was $10,000.

In February 2017, $7,280 of accounts payable to Mr. Patel was added to the loan. The term of the loan was extended for 90 days and is at zero interest rate. An additional $25,272 of accounts payable was added to the loan in the second quarter and the balance of $42,552 was converted to long-term debt in July 2017 and will mature in July 2020. (See Note 4).

NOTE 4 – LONG TERM DEBT

In 2017, there are $181,500 in convertible promissory notes due in May 2019 as described in Note 3.

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

In October 2018 in connection with the acquisition of Community Specialty Pharmacy, LLC a $300,000 promissory note was issued to Nikul Panchal, accruing interest a simple interest of 10%, interest payable annually, and principal payable at maturity on October 15, 2021.

At December 31, 2018 and 2017, total related party long term debt was $522,552 and $222,552, respectively.

Future maturities of long-term debt in the next five years are as follows:

Due in 2020	$222,552
Due in 2021	$300,000
Due in 2022	$-
Due in 2023	$-
Total Debt	$522,052

NOTE 5 – STOCKHOLDERS’ EQUITY

2017

In January 2017, under a Private Offer Memorandum, 250,000 shares of common stock were issued for $250,000 cash. The common stock was sold at $1.00 per share. In connection with this common stock offering, warrants to purchase 87,500 shares of common stock were issued with a strike price of $0.01 and an expiration date of five years.

In February 2017, 25,000 shares were issued when warrants were exercised at $0.01 grant price for $250.

In March 2017, 50,000 shares were issued for services performed for the Company and valued at fair value of $12,500.

2018

In July 2018, under a Private Offer Memorandum, 300,000 shares of common stock were issued for $300,000 cash. The common stock was sold at $1.00 per share. In connection with this common stock offering, warrants to purchase 161,538 shares of common stock were issued with a strike price of $0.01 and an expiration date of five years.

In November 2018, under a Private Offer Memorandum, 1,000,000 shares of common stock were issued for $500,000 cash. The common stock was sold at $0.50 per share.

NOTE 6 - WARRANTS

In 2017, 87,500 warrants were issued related to common shares sold for cash (See Note 5). Likewise, 28,150 were issued for renewal of convertible debt (see Note 3) and 25,000 warrants were exercised. No warrants were forfeited in 2017.

In 2018, 161,538 warrants were issued related to common shares sold for cash (see Note 5), 10,000 were issued for renewal of convertible debt (see Note 3), 405,507 were issued related to the acquisition of Community Specialty Pharmacy, LLC, none were exercised and 435,000 were forfeited.

The following table summarizes the assumptions used to estimate the fair value of warrants granted during the years ended December 31, 2018 and 2017:

	2018	2017
Expected dividend yield	0%	0%
Weighted-average expected volatility	231-632%	200%
Weighted-average risk-free interest rate	2.55-2.75%	1.81-1.84%
Expected life of warrants	5-8 years	5 years

The Company’s outstanding and exercisable warrants as of December 31, 2018 and 2017 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of December 31, 2016	2,647,446	$0.24	4.24	$930,751
Warrants granted	115,650	$0.18	5.0	-
Warrants forfeited	-	-	-	-
Warrants exercised	(25,000)	$0.01	-	-

Warrants Outstanding as of December 31, 2017	2,738,096	$0.24	3.28	$937,567
Warrants granted	577,045	$0.02	7.11
Warrants forfeited	(435,000)	-	-	-
Warrants exercised	-	-	-	-

Warrants Outstanding as of December 31, 2018	2,880,141	$0.08	3.74	$782,385

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

Stock options were granted during 2018 and 2017 to employees totaling, 560,400 and 263,846 respectively. These options vest over a period of 4 to 5 years, are granted with an exercise price of between $0.41 - $1.02 per share and have a term of 10 years. The last options expire April 2028.

Under the Black-Scholes option price model, fair value of the options granted in 2018 and 2017 were $278,358 and $169,100, respectfully.

In April 2017, 253,846 options were granted with an exercise price of $0.65 and a term of 10 years from the grant date. The options vest over a period of one and four years.

In April 2017, four option grants, totaling 650,000 options, were amended to extend the exercise terms to 10 years from the date of grant. Incremental option expense recognized as a result of the amendment amounted to $69,611.

In April 2018, 560,400 options were granted with an exercise price of $0.50 and a term of 10 years from the grant date. The options vest over a period of four to five years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2018 and 2017:

	2018	2017
Expected dividend yield	0%	0%
Weighted-average expected volatility	192-265%	200%
Weighted-average risk-free interest rate	2.08-2.73%	1.92%
Expected life of warrants	4-5 years	4.74 -7.50 years

Total compensation cost related to stock options was $169,828 and $267,835 for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, there was $192,007 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 6.98 years. The following table represents stock option activity for the two years ended December 31, 2018:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2016	1,044,500	$0.92	3.38	$-
Options Exercisable as of December 31, 2016	584,000	$1.05	3.02
Options granted	263,846	0.64	9.05	-
Options forfeited	(35,000)	1.02	8.25	-
Options expired	(75,000)	1.13	4.54	-

Options Outstanding as of December 31, 2017	1,197,846	$0.97	6.96	$-
Options Exercisable as of December 31, 2017	781,300	$1.02	6.30	$-
Options granted	560,400	0.50	9.26
Options forfeited	(25,400)	0.46	9.06
Options expired	-	-	-	-

Options Outstanding as of December 31, 2018	1,732,846	$1.19	6.98	$-
Options Exercisable as of December 31, 2018	1,107,259	$0.96	5.91	$-

NOTE 8 – INCOME TAXES

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

At December 31, 2018 and 2017 deferred tax assets consist of the following:

	December 31, 2018	December 31, 2017
Federal loss carry forwards	$922,850	$963,833
Less: valuation allowance	(922,850)	(963,833)
	$-	$-

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

The estimated net operating loss carry forwards of approximately $4,400,000 will be available based on the new carryover rules in section 172(a) passed with the Tax Cuts and Jobs Acts.

NOTE 9 – RELATED PARTIES

In January 2017 Mr. Ajjarapu and Mr. Patel suspended their executive salaries of $165,000 and $125,000, for a period of five and six months, respectively. In January 2018, Mr. Ajjarapu and Mr. Patel’s executive salaries were amended to $200,000 and $150,000, respectively. All of our executives are at-will employees or consultants. Each of Messrs. Ajjarapu and Patel are parties to an at-will executive employment agreement.

The Company owed management wages to Mr. Prashant Patel at December 31, 2018 of $0 and December 31, 2017 of $62,500, respectively.

In October 2018 in connection with the acquisition of Community Specialty Pharmacy, LLC a $300,000 promissory note was issued to Nikul Panchal, accruing interest a simple interest of 10%, interest payable annually, and principal payable at maturity on October 15, 2021.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company leases two premises in Land O’ Lakes, Florida under an operating lease that expires in 2021 and in Tampa, Florida under an operating lease that expires in 2023. Future minimum rental payments under these non-cancelable operating leases as of December 31, 2018 are:

2019	$156,024
2020	$160,709
2021	$165,506
2022	$49,080
2023	$41,934
Total	$573,253

NOTE 11 – SEGMENT REPORTING

The Company classifies its business interests into reportable segments which are Trxade, Inc., Community Specialty Pharmacy, LLC, and Other. Operating segments are defined as the components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and growth opportunities of each respective segment.

Year Ended December 31, 2018	Trxade, Inc.	Community Specialty Pharmacy, LLC	Other
Revenue	$3,407,822	$395,418	$28,538
Gross Profit	$3,407,822	$(34,971)	$9,878
Segment Assets	$822,412	$112,123	$1,293,052
Segment Profit/Loss	$1,371,615	$(116,588)	$(1,245,989)

The Company had no reportable segments in 2017. See Note 12.

NOTE 12 – BUSINESS COMBINATION

On October 15, 2018, the Company entered into and consummated the purchase of 100% of the equity interests of Community Specialty Pharmacy, LLC, a Florida limited liability company, (“CSP”), pursuant to the terms and conditions of the Membership Interest Purchase Agreement, entered into by and among the Company as the buyer, and CSP, and Nikul Panchal, the equity owner of CSP (collectively, the “Seller”). The purchase price for the 100% equity interest in CSP was $300,000 in cash, a promissory note issued by the Company of $300,000 (see Note 4), and warrants to purchase 405,507 shares of the Common Stock of the Company which vested at the acquisition date, are exercisable for eight (8) years from the issuance date at a strike price of $0.01 per share, and subject to exercise restrictions which lapse over a period of three (3) years.

The Company recorded the acquisition under the guidance of ASC 805 “Business Combinations”. All the assets acquired and liabilities assumed are recorded at their corresponding fair values. The excess of the purchase price over the net assets acquired resulted in goodwill of $725,973. The following table is a summary of the allocation of the purchase price of $770,291 consisting of $300,000 in cash, a promissory note from the Company of $300,000, and the fair value for the warrants issued calculated under the Black-Scholes calculation at $170,291.

Purchase Price Allocation
Purchase Price	$770,291
Cash	(49,728)
Accounts Receivable	(114,899)
Inventory	(76,156)
Prepaid	(3,000)
Accounts Payable	199,312
Accrued Expenses	153
Goodwill	$725,973

The accompanying unaudited pro forma combined statements of operations presents the accounts of Trxade and CSP for the years ended December 31, 2018 and 2017, respectively, assuming the acquisition occurred on January 1, 2017.

2018 Summary Statement of Operations	Trxade	CSP	Combined
Revenue	$3,436,360	$2,387,636	$5,823,996

Net Income (Loss)	$125,626	$(6,723)	$118,903

Net Income per common share – basic	$0.00		$0.00

Net Income per common share - diluted	$0.00		$0.00

Weighted average common shares - basic	32,260,622		32,260,622

Weighted average common shares - diluted	34,958,502		34,958,502

2017 Summary Statement of Operations	Trxade	CSP	Combined
Revenue	$2,931,280	$2,633,914	$5,565,194

Net Income (Loss)	$288,983	$(63,132)	$225,851

Net Income per common share – basic	$0.01		$0.01

Net Income per common share - diluted	$0.01		$0.01

Weighted average common shares - basic	31,955,416		31,955,416

Weighted average common shares - diluted	34,086,251		34,086,251

NOTE 13 – SUBSEQUENT EVENTS

In January 2019, Trxade Group, Inc. through its wholly owned subsidiary Alliance Pharma Solution, LLC (“Alliance”) entered into a transaction to form SyncHealth MSO, LLC (“SyncHealth”). It will be owned by PanOptic Health, LLC (“PanOptic”) and Alliance. Alliance will transfer $250,000 for the acquisition of the remaining 49% and the option to acquire the remaining ownership from PanOptic shareholders. Pursuant to the operating agreement PanOptic initially owns 70% of SyncHealth and Alliance owns 30%; however, pursuant to the Letter Agreement, PanOptic will transfer to Alliance an additional 6% of the SyncHealth units on May 1, 2019, an additional 6% on August 1, 2019, an additional 7% on November 1, 2019 and at Alliance’s option, the balance of 51% on January 31, 2020. The Company has transferred $250,000 and has a 30% equity interest.

In February 2019, convertible promissory notes issued in 2015 for $150,000 were amended to reduce the conversion price from $0.85 to $0.50 and the remaining principal and accrued interest total of $211,983 were converted to 423,966 common shares.

In February 2019, 16,666 of warrants issued in 2014 at $0.01 were converted for $166 to 16,666 of common shares.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, Mr. Ajjarapu and Mr. Doss, respectively, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2018, our disclosure controls and procedures were not effective.

As a result of the formative stage of our development, the Company has not fully implemented the necessary internal controls. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) were: (1) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of accounting principles generally accepted in the United States of America (“GAAP”) and SEC disclosure requirements; and (2) ineffective controls over period end financial disclosure and reporting processes.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, management believes that the Company’s internal controls over financial reporting were not effective as of December 31, 2018. Specifically, management’s evaluation was based on the following material weaknesses which existed as of December 31, 2018:

●	Financial Reporting Systems: The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

●	Segregation of Duties: The Company does not currently have a sufficient complement of technical accounting and external reporting personal commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

●	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of accounting principles generally accepted in the United States of America (“GAAP”) and SEC disclosure requirements.

●	Ineffective controls over period end financial disclosure and reporting processes.

During the year December 31, 2018, we reevaluated our most recent assessment of internal controls and concluded that that our internal controls were still not effective. The Company has recently engaged additional accounting support to provide more resources and expand the technical accounting knowledge to assist Mr. Doss and Mr. Ajjarapu in their responsibilities with respect to financing reporting.

Changes in Internal Control Over Financial Reporting

As an early stage company, we continue to develop our internal control systems. We continue to seek additional financial reporting and accounting experience and expertise. Except as otherwise discussed above, there were no changes in our internal controls over financial reporting during the year ended December 31, 2018 that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting, including any corrective actions with regard to significant deficiencies and material weaknesses.

Attestation Report of the Registered Public Accounting Firm

This report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Under SEC rules, such attestation is not required for smaller reporting companies such as ourselves.

Inherent Limitations on the Effectiveness of Controls

Management of the Company, including its Chief Executive Officer and its Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by the collusion of two or more persons. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Set forth below is certain information regarding our directors and executive officers as of March 2, 2019:

Name	Position	Age	Director/Officer Since
Suren Ajjarapu	Chairman, Chief Executive Officer and Secretary	48	January 2014
Prashant Patel	Director, President and Chief Operating Officer	45	January 2014
Donald G. Fell	Director	71	January 2014
Howard A. Doss	Chief Financial Officer	66	January 2014
Michael L. Peterson	Director	65	August 2016

Business Experience

The following is a brief description of the education and business experience of our current directors and executive officers.

Suren Ajjarapu, Chairman of the Board, Chief Executive Officer and Secretary.

Mr. Ajjarapu has served as our Chairman of the Board, Chief Executive Officer and Secretary since our acquisition of Trxade Nevada in January 2014, and as the Chairman of the Board, Chief Executive Officer and Secretary of Trxade Nevada since our inception. Mr. Ajjarapu also serves as a Chairman of the Board for Feeder Creek Group, Inc since March 2018. Feed Creek Group, Inc. is a company involved in developing renewable natural gas sites in Iowa. Mr. Ajjarapu was a Founder, CEO and Chairman of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwest, United States, from 2009 to 2012. Mr. Ajjarapu was a Founder, President and Director of Aemetis, Inc., a biofuels company (AMTX.OB) and a Founder, Chairman and Chief Executive Officer of International Biofuels, a subsidiary of Aemetis, Inc., from 2006 to 2009. Mr. Ajjarapu was Co-Founder, COO, and Director Global Information Technology, Inc., an IT outsourcing and systems design company, headquartered in Tampa, Florida with major operations in India from 1995 to 2006. Mr. Ajjarapu acts as a non-Executive Director for AIM-listed company Nandan Clean Tec Plc. (Ticker: “NAND”), a backward integrated Biofuels company. Mr. Ajjarapu holds an M.S. in Environmental engineering from South Dakota State University, Brookings, South Dakota, and an MBA from the University of South Florida, specializing in International Finance and Management. Mr. Ajjarapu is also a graduate of the Venture Capital and Private Equity program at Harvard University. Our Board of Directors believes that Mr. Ajjarapu’s history with our Company, from both an operational standpoint and that of a member of management, are vital to the Board’s collective knowledge of our day-to-day operations.

Prashant Patel, Director, President and Chief Operating Officer

Mr. Patel has served as our full-time President and COO, and as a director since our acquisition of Trxade Nevada on January 8, 2014, and as the COO and President and as a director of Trxade Nevada since its inception. Mr. Patel is a registered pharmacist and pharmaceutical consultant with over ten years of experience in retail pharmacy and pharmaceutical logistics and the founder of several pharmacies in the Tampa Bay area, in Florida. Mr. Patel has been a President and Member of the Board of Trxade since August 2010. Since October 2008, Mr. Patel has been Managing Member of the APAA LLC, a pharmacy. Since April 2007, Mr. Patel has been a Vice President of Holiday Pharmacy, Inc., a pharmacy. Mr Patel graduated from Nottingham University School of Pharmacy and practiced in the United Kingdom before obtaining his masters in Transport, Trade and Finance from Cass Business School, City University, UK. Our Board of Directors believes that Mr. Patel’s history with our Company, from both an operational standpoint and that of a member of management, are vital to the Board’s collective knowledge of our day-to-day operations.

Howard A. Doss, Chief Financial Officer

Mr. Doss has served as our CFO since January 2014. Mr. Doss has served in a variety of capacities with accounting and investment firms. He joined the staff of Seidman & Seidman (BDO Seidman, Dallas) in 1977 and, in 1980, he joined the investment firm Van Kampen Investments, opening the firm’s southeast office in Tampa in 1982. He remained with the firm until 1996 when he joined Franklin Templeton to develop corporate retirement plan distribution. After working for the Principal Financial Group office in Tampa, Mr. Doss was City Executive for U.S. Trust in Sarasota, responsible for high net worth individuals. He retired from that position in 2009. He served as CFO and Director for Sansur Renewable Energy an alternative energy development company, from 2010 to 2012. Mr. Doss has also served as President of STARadio Corp. since 2005. Mr. Doss is a member of the America Institute of CPA’s. He is a graduate of Illinois Wesleyan University. Our Board of Director’s believes that Mr. Doss’ experience is significant to the Board’s understanding today’s complex and ever changing accounting rules and regulations.

Donald G. Fell, Director

Mr. Fell has served as a Director of our company since January 2014, as well as a director of Trxade Nevada since December 2013. Since 1992, Mr. Fell has been a Director/Professor Foundation for Teaching Economics. From 1995 to 2012, Mr. Fell was Senior Fellow/Professor at the Executive MBA faculty at the University of South Florida. He was also a Visiting Professor at the University of Rochelle, FR in 2010. Mr. Fell holds degrees in Economics from Indiana State University, with additional graduate work in Economics at Northern Illinois University and Illinois State University. Mr. Fell since 2012 has been employed as Institute Director and Professor for the Davis, California based Foundation for Teaching Economics, conducting Institutes related to: 1) economic policy; and 2) environmental economics. Institute audiences consist of university/college professors, high school teachers and government leaders. These Institutes have been held throughout the U.S. Our Board of Director’s believes that Mr. Fell’s extensive experience in the field of economics and business will provide us with valuable insight as we seek to execute our business strategy.

Michael L. Peterson, Director

Mr. Peterson is on the Board of Directors at Trxade Group, Inc.

Mr. Peterson was President & Chief Executive Officer at PEDEVCO Corp until 2018. Mr. Peterson was previously employed as Chairman, President & Chief Executive Officer by Nevo Energy, Inc., Chairman, President & Chief Executive Officer by Solargen Energy, Inc., Chief Financial Officer, Director & Executive VP by Blast Energy Services, Inc., Managing Partner by Pascal Management LLC, Managing Partner by American Institutional Partners LLC, and Vice President by Goldman Sachs & Co. He also served on the board at AE Biofuels, Inc., American Ethanol, Inc., Aemetis, Inc., and Navitas Corp. Our Board of Director’s believes that Mr. Peterson’s extensive experience in finance and business will provide us with valuable insight as we seek to execute our business strategy. He received his undergraduate degree from Brigham Young University and an M.B.A. from the BYU Marriott Business School.

Family Relationships

There are no family relationships among any of our executive officers or directors.

Committees of the Board of Directors

Our board of directors has the authority to appoint committees to perform certain management and administration functions. Our board of directors has two committees: the audit committee and the compensation committee.

Audit Committee

The primary purpose of the audit committee will be to assist the board of directors’ oversight of:

●	the integrity of our financial statements; our systems of control over financial reporting and disclosure controls and procedures;
●	our compliance with legal and regulatory requirements;
●	our independent auditors’ qualifications and independence;
●	the performance of our independent auditors and our internal audit function;
●	all related-person transactions for potential conflict of interest situations on an ongoing basis; and
●	the preparation of the report required to be prepared by the committee pursuant to SEC rules.

Mr. Fell and Mr. Peterson serve on the audit committee, where Mr. Peterson acted as chairman of the audit committee. Mr. Fell and Mr. Peterson each qualify as an ‘‘audit committee financial expert’’ as such term has been defined by the SEC in Item 407(d)(5) of Regulation S-K. Our board of directors has affirmatively determined that Mr. Fell and Mr. Peterson meet the definition of ‘‘independent directors’’ for the purposes of serving on the audit committee under applicable SEC rules and the OTC, and we intend to comply with these independence requirements within the time periods specified.

Compensation Committee

The primary purpose of our compensation committee is to recommend to our board of directors for consideration, the compensation and benefits of our executive officers and key employees; monitor and review our compensation and benefit plans; administer our stock and other incentive compensation plans and programs and prepare recommendations and periodic reports to the board of directors concerning such matters; prepare the compensation committee report required by SEC rules to be included in our annual report; prepare recommendations and periodic reports to the board of directors as appropriate; and, handle such other matters that are specifically delegated to the compensation committee by our board of directors from time to time.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers, directors and persons who own more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). The Company recently undertook a review of the Section 16(a) reports filed on behalf of each individual who served as a director or executive officer of the Company during the fiscal year ended December 31, 2018 to determine whether all of their reportable transactions in the Company’s common stock were timely reported and to ensure reporting of all of their beneficial holdings. The review revealed that while all of the required transactions had been reported in the Company’s Form 10-K and Form 10-Qs, the reports listed below were not timely filed. In all cases, the transactions were non-market transactions such as option grants by the Company, or in one case, a private sale.

The following reports were filed under Section 16(a) since the beginning of the fiscal year ended December 31, 2018:

Suren Ajjarapu, CEO, filed one Form 4 reporting the sale of stock.

Michael Peterson, Director, filed a Form 4 reporting an award of stock options.

Michael Peterson, Director, filed a Form 5 reporting a prior award of stock options.

Donald Fell, Director, filed a Form 4 reporting an award of stock options.

Donald Fell, Director, filed a Form 5 reporting a prior award of stock options.

Howard Doss, CFO, filed a Form 4 reporting an award of stock options.

Howard Doss, CFO, filed a Form 5 reporting a prior award of stock options.

Item 11. Executive Compensation

The following table sets forth the compensation for the fiscal years ended December 31, 2018 and 2017 for services rendered to us (including our subsidiary, Trxade, Inc.) by our Chief Executive Officer and our two most highly compensated executive officers other than our Chief Executive Officer:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Suren Ajjarapu
Chairman of the Board,	2017	$148,750	(1)	-	-	-	-	-	-	$148,750
Chief Executive Officer, and Director	2018	$200,000	(1)	-	-	-	-	-	-	$200,000

Prashant Patel
Chief Operating Officer,	2017	$62,500	(2)	-	-	-	-	-	-	$62,500
President and Director	2018	$150,000	(2)	-	-	-	-	-	-	$150,000

Howard A. Doss	2017	$60,000	(3)	-	-	-	-	-	-	$60,000
Chief Financial Officer	2018	$62,500	(3)	-	-	$17,250	-	-	-	$79,750

(1)	The amount shown reflects compensation under an at will employment agreement with the Company.
(2)	The amount shown reflects compensation under an at will employment agreement with the Company.
(3)	The amount shown reflects compensation under a consulting agreement with the Company.

Employment and Consulting Agreements

All of our named executives are at-will employees or consultants. In 2016 the company entered in an at-will employment agreement with Mr. Ajjarapu, with annual salary of $165,000 and a possible $50,000 performance bonus and an at-will employment agreement with Mr. Patel, with annual salary of $125,000 and a possible $50,000 performance bonus. In January 2017, each of Messrs. Ajjarapu and Patel suspended their executive salaries through June 30, 2017, a period of six months. Mr. Ajjarapu entered into an amendment in June 2017 to resume payment of the annual salary. Mr. Patel resumed July 1, 2017. In January 2018, Mr. Ajjarapu and Mr. Patel salaries were amended to $200,000 and $150,000 respectively. The Company has an hourly rate consulting arrangement with Mr. Doss. The Company has also entered into indemnification agreements with its officers and directors. The annual bonus payable to each of Mr. Ajjarapu and Mr. Patel is based upon executive’s performance and the Company’s attainment of objectives established by the Board of Directors or Compensation Committee of the Board. With respect to any subjective milestones, the determination of whether executive has attained the mutually agreed upon milestones for the bonus shall be reasonably determined by the Board or the Compensation Committee.

Compensation of the Board of Directors

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a director of Trxade Group, Inc. for some portion or all of 2018 and 2017. Other than as set forth in the table and described more fully below, Trxade Group, Inc. did not pay any fees, made any equity or non-equity awards, or paid any other compensation, to its non-employee directors. All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation above.

Name	Fees Earned or paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation	Total
2017
Donald Fell	$15,000	-	$50,000	-	$65,000
Michael Peterson	$15,000	-	113,883	-	$128,883

2018
Donald Fell	$20,000	-	$25,000	-	$45,000
Michael Peterson	$20,000	-	$25,000	-	$45,000

(1)	In April 2017, the Company granted Mr. Fell options to purchase 76,923 shares of Common Stock, vesting over one year and exercisable at $.65 per share.

In April 2017, the Company granted Mr. Peterson options to purchase 76,923 shares of Common Stock, vesting over one years and exercisable at $.65 per share.

In April 2017, the Company granted Mr. Peterson options to purchase 100,000 shares of Common Stock, vesting over four years and exercisable at $.65 per share.

In April 2018, The Company granted Mr. Fell options or purchase 50,000 shares of Common Stock, vesting over four years and exercisable at $.50 per share

In April 2018, The Company granted Mr. Peterson options or purchase 50,000 shares of Common Stock, vesting over four years and exercisable at $.50 per share

Non-employee directors are paid $5,000 per quarter for board responsibilities. The Company has also entered into an indemnification agreement with Messrs. Fell, Sanchez and Peterson.

Outstanding Option Equity Awards at 2018 Fiscal Year End

The following table sets forth information as of December 31, 2018 concerning unexercised options, unvested stock and equity incentive plan awards for each of the executive officers named in the Summary Compensation Table.

OUTSTANDING EQUITY AWARDS AT YEAR ENDED DECEMBER 31, 2018

	Option Awards							Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Howard A. Doss, Chief Financial Officer	1/20/2014	300,000	-		--	1.00	1/1/2024	---	---	---	---
	4/1/2016	8,250	6,750	(1)	--	1.02	4/1/2026	---	---	---	---
	4/1/2018	7,031	30,469	(2)	--	0.50	4/1/2028	--	--	--	--

(1)	Vesting is 6.25% of the total number of shares each quarter of the vesting commencement date of 7/1/2016.
(2)	Vesting is 6.25% of the total number of shares each quarter of the vesting commencement date of 7/1/2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our securities as of March 22, 2019 by (i) each of our named executive officers and directors; (ii) each person known to us who owns beneficially more than 5% of any class of our outstanding equity securities; and (iii) all of our executive officers and directors as a group. The number of shares and the percentage of shares beneficially owned by each such person or group, as set forth below, include shares of common stock that such person or group had the right to acquire on or within sixty days after March 22, 2019 pursuant to the exercise of vested and exercisable options or warrants. References to options or warrants in the footnotes to the table below include only options or warrants to purchase shares that were exercisable on or within sixty days after March 22, 2019.

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percentage Beneficially Owned (3)

Directors and Named Executive Officers:
Suren Ajjarapu, Chairman, CEO (4)	13,743,750	40.75%
Prashant Patel, Director, COO, and President (5)	12,250,000	36.32%
Donald G Fell, Director (6)	200,048	*
Howard Doss, CFO (7)	315,281	*
Michael L Peterson, Director (9)	148,798	*
Gajan Mahendiran (8)	2,760,002	8.18%

All executive officers and directors as a Group (five persons)	29,417,879	87.22%
Greater than 5% Stockholders

* Less than one 1%

(1)Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o Trxade Group, Inc., 3840 Land O’ Lakes Blvd, Land O’ Lakes, Florida, 34639.

(2)Based on 33,726,459 shares of Common Stock outstanding on March 22, 2019. Does not include shares issuable upon exercise of (i) 1,732,846 stock options currently outstanding, (ii) warrants to purchase 2,863,475 shares of Common Stock, (iii) 267,154 shares which are reserved for the Company’s 2014 Equity Incentive Plan, none of which shares are issuable within 60 days of the date set forth above.

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

(4)Includes (i) 7,143,750 shares owned directly by Mr. Ajjarapu, (ii) 4,050,000 shares owned by Sandhya Ajjarapu, Mr. Ajjarapu’s wife, for whom Mr. Ajjarapu claims beneficial ownership, (iii) 1,275,000 shares owned by the Surendra Ajjarapu Revocable Trust of 2007, for whom Mr. Ajjarapu claims beneficial ownership as Trustee, and (iv) 1,275,000 shares owned by the Sandhya Ajjarapu Revocable Trust of 2007, for whom Mr. Ajjarapu claims beneficial ownership as Trustee.

(5)Includes (i) 7,350,000 shares owned directly by Mr. Patel, (ii) 2,500,000 shares owned by Rina Patel, Mr. Patel’s wife for whom Mr. Patel claims beneficial ownership, and (iii) 2,400,000 shares owned by the Patel Trust, for whom Mr. Patel claims beneficial ownership as Trustee.

(6) Includes 200,048 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the applicable date above.

(7) Includes 315,281 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the applicable date above.

(8) Includes 833,334 shares of Common Stock of the Company and warrants to purchase 1,926,668 shares of Common Stock at an exercise price of $0.01 per share that are exercisable within 60 days of the applicable date above, and which are held jointly with Mr. Mahendiran’ s wife, Amudha Mahendiran, as tenants by entirety.

(9) Includes 148,798 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the applicable date above.

There are no current arrangements among any of the foregoing persons which would result in a change in control.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,612,987	$0.47	267,154
Equity compensation plans not approved by security holders	-	-	-
Total	4,612,987	$1.10	267,154

The equity compensation plans approved by the Company’s security holders are the 2014 Equity Incentive Plan (“2014 Stock Plan”) of Trxade Group, Inc., Delaware corporation, and the 2013 Equity Incentive Plan of Trxade Group, Inc., a Nevada corporation and predecessor in interest to Trxade Group, Inc., a Delaware corporation. The above listed equity compensation plans were adopted as of December 31, 2018, with the approval of security holders.

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

Transactions with Related Persons.

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

The Company’s founders Mr. Ajjarapu (through Sansur Associates, a company that he controls) and Mr. Patel have periodically loaned funds on a short-term interest free basis to cover the Company’s operating expenses. In November 2016, Mr. Patel loaned the Company $10,000. In June 2017, the Company borrowed $100,000 and $80,000 from Sansur Associates, LLC, a limited liability company controlled by Mr. Ajjarapu, and Mr. Patel, respectively. The term of each of these Notes is three years and they each bear interest at 6%, which is payable annually. The note due to Mr. Patel is $122,552. It comprises $80,000, $17,280 for existing promissory note and $25,272 assumption of credit card obligation related to business expenses of the Company. As of December 31, 2018, $222,552 was outstanding on these loans.

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

During the year ended December 31, 2018, there have been no other related party transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last completed fiscal years and in which any related person had or will have a direct or indirect material interest.

On 17 January 17, 2019, the Company, through its wholly-owned subsidiary, Alliance Pharma Solutions, LLC, a Delaware limited liability company entered into a joint venture with PanOptic Health, LLC, a Delaware limited liability company (“PanOptic”), to create a new entity, SyncHealth MSO, LLC (the “Joint Venture”). Under the terms of the Shareholders’ Agreement included in the Joint Venture, PanOptic has agreed to vote all of its shares of stock of the Company for Suren Ajjarapu and Prashant Patel (the current directors) and the two or three independent designee directors, as determined by the Founder Directors (Mr. Ajjarapu and Mr. Patel). By January 2020, a maximum total of 14,776,638 shares of Common Stock of Trxade may be issued to PanOptic, subject to PanOptic and SyncHealth meeting all of the revenue covenants, in connection with the Joint Venture, and these shares would be subject to the Shareholders Agreement. For further information on the Shareholders Agreement, please review Exhibit 10.4 to the Current Report on Form 8-K filed January 22, 2019, and other documents referenced therein.

On February 6, 2019 the Company entered into an Indemnification Agreement with Board Members Suren Ajjarapu and Prashant Patel in connection with a personal guarantee they had both given for a Credit Agreement of approximately $1,000,000 with the Company and an outside lender. This Indemnification Agreement is found on Exhibit 10.1 hereto.

Review and Approval of Related Party Transactions

We have not adopted formal policies and procedures for the review, approval or ratification of transactions, such as those described above, with our executive officer(s), director(s) and significant stockholders, provided that it is our policy that any and all such transactions are presented and approved by the board and future material transactions between us and members of management or their affiliates shall be on terms no less favorable than those available from unaffiliated third parties.

In addition, our Code of Ethics (described above under “Item 10. Directors, Executive Officers and Corporate Governance” – “Code of Ethics”), which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

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

In the absence of such requirements, we have elected to use the definition for “director independence” under the NASDAQ stock market’s listing standards, which defines an “independent director” as “a person other than an officer or employee of the Company or the Company’s subsidiaries or any other individual having a relationship, which in the opinion of our Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.” The definition further provides that, among others, employment of a director by us (or any parent or subsidiary of ours) at any time during the past three years is considered a bar to independence regardless of the determination of our Board of Directors. Two of our four directors, Mr. Fell and Mr. Peterson, are deemed “independent” under the OTC’s listing standards.

Item 14. Principal Accountant Fees and Services

Aggregate fees billed to us by MaloneBailey, LLP with respect to our 2018 and 2017 fiscal years were as follows:

	2018	2017
Audit Fees	$69,000	$29,000
All Other Fees	15,000	15,000
Total	$84,000	$44,000

Aggregate fees billed to us by Thomas Craig & Co. with respect to our 2018 and 2017 years were as follows:

	2018	2017
Tax Fees	$9,000	$8,500
All Other Fees	--	--
Total	$9,000	$8,500

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits required by Item 601 of Regulation S-K

INDEX TO EXHIBITS
		Incorporated by Reference				Filed Herewith
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date
2.01	Membership Interest Purchase Agreement	8-K	000-55218	2.01	Oct 16, 2018
2.02	Promissory Note	8-K	000-55218	2.02	Oct 16, 2018
2.03	Revocable Warrant	8-K	000-55218	2.03	Oct 16, 2018
2.04	Purchase and Sale Agreement	8-K	000-55218	2.01	Jan 5, 2017
2.05	Warrant Agreement	8-K	000-55218	2.02	Jan 5, 2017
3.01	Second Amended and Restated Certificate of Incorporation of Trxade Group, Inc.	14C	000-55218	Appendix A	May 18, 2015
3.02	Amended and Restated Bylaws of Trxade Group, Inc.	10-12G/A	000-55218	3.1	July 24, 2014
10.01	Indemnification Agreement	10K	000-55218	10.1	Filed herewith	X
10.02	Contribution Agreement	8-K	000-55218	10.1	Jan 22, 2019
10.03	Technology Integration Agreement	8-K	000-55218	10.2	Jan 22, 2019
10.04	Operating Agreement	8-K	000-55218	10.3	Jan 22, 2019
10.05	Shareholder Agreement	8-K	000-55218	10.4	Jan 22, 2019
10.06	Subscription Agreement	8-K	000-55218	10.5	Jan 22, 2019
10.07	Letter Agreement	8-K	000-55218	10.6	Jan 22, 2019
10.08	Form of Securities Purchase Agreement	8-K	000-55218	10.1	Nov 14, 2018
10.09	Form of Securities Purchase Agreement	8-K	000-55218	10.1	July 13, 2018
10.1	Form of Investment Warrant Agreement	8-K	000-55218	10.2	July 13, 2018
10.11	Promissory Note with Sansur Associates LLC	8-K	000-55218	10.1	July 5, 2017
10.12	Promissory Note with Prashant Patel	8-K	000-55218	10.2	July 5, 2017
10.13	Form of Indemnification Agreement	8-K	000-55218	10.1	Aug 25, 2016
10.14	Amendment to Convertible Note Agreement and Note	8-K	000-55218	10.1	June 3, 2016
10.15	Amendment to Ajjarapu Executive Employment Agreement	10-K	000-55218	10.4	March 28, 2016
10.16	Note Purchase Agreement	8-K	000-55218	10.1	Oct 27, 2015
10.17	Form of Note	8-K	000-55218	10.2	Oct 27, 2015
10.18	Form of Warrant	8-K	000-55218	10.3	Oct 27, 2015
10.19	Indemnification Agreement	8-K	000-55218	10.1	Mar 18, 2015
10.2	Indemnification Agreement	8-K	000-55218	10.1	Dec 23, 2014
10.21	Subscription Agreement	8-K	000-55218	10.1	Sep 26, 2014
10.22	Warrant Agreement	8-K	000-55218	10.2	Sep 26, 2014
10.23	Registration Rights Agreement	8-K	000-55218	10.3	Sep 26, 2014
10.24	RxTPL Logistics Services Agreement	10-12G/A	000-55218	10.9	Sept 5, 2015
10.25	Employment Agreement - Suren Ajjarapu	10-12G/A	000-55218	10.5	July 24, 2014
10.26	Employment Agreement - Prashant Patel	10-12G/A	000-55218	10.6	July 24, 2014
10.27	Related Parties - Promissory Note Patel	10-12G/A	000-55218	10.7	July 24, 2014
10.28	Related Parties - Promissory Note Sansur	10-12G/A	000-55218	10.8	July 24, 2014
10.29	Bylaws of Trxade Group, Inc.	10-12G	000-55218	3.1	June 11, 2014
10.30	2014 Equity Incentive Plan	10-12G	000-55218	10.3	June 11, 2014
10.31	Merger and Reorganization Agreement of XCELLINK INTERNATIONAL, INC., a Delaware corporation (predecessor to Trxade Group, Inc. a Delaware corporation) and Trxade Group, Inc., a Nevada corporation	10-12G	000-55218	10.1	June 11, 2014
10.32	Form of Indemnification Agreement entered into between Trxade Group, Inc. and its directors and certain officers	10-12G	000-55218	10.4	June 11, 2014
10.33	Series A Preferred Stock Purchase Agreement	10-12G	000-55218	10.2	June 11, 2014
14.1	Code of Ethics	10-K	000-55218	14.1	Mar 23, 2015
21.1	List of Subsidiaries	10-K	000-55218	21.1	Filed herewith	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Trxade Group, Inc.

	By:	/s/ Suren Ajjarapu
Date: March 22, 2019		Suren Ajjarapu, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Suren Ajjarapu	Chairman of the Board and Chief Executive Officer	March 22, 2019
Suren Ajjarapu	(Principal Executive Officer)

/s/ Prashant Patel	Chief Operating Officer, President and Director	March 22, 2019
Prashant Patel

/s/ Howard A. Doss	Chief Financial Officer (Principal Financial	March 22, 2019
Howard Doss	Officer and Principal Accounting Officer)

/s/ Michael L. Peterson	Director
Michael L. Peterson		March 22, 2019

/s/ Donald G Fell	Director
Donald G Fell		March 22, 2019

