Form 10-Q
period 2019-03-31
TRXADE GROUP, INC.
filed 2019-05-13
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

Commission File Number: 000-55218

TRXADE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of incorporation or organization)	(Identification Number)

3840 Land O’ Lakes Blvd.
Land O’ Lakes, Florida	34639
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (800)-261-0281

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	OTCQB

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

There were 33,726,489 shares of the registrant’s common stock outstanding on May 13, 2019, and no shares of preferred stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 31, 2018).

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended March 31, 2019

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.

Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current Assets
Cash	$533,929	$869,557
Accounts Receivable, net	728,796	433,627
Inventory	62,223	79,966
Prepaid Assets	166,443	82,927
Total Current Assets	1,491,391	1,466,077

Property Plant and Equipment, Net	13,756	15,006

Other Assets
Deposits	21,636	20,531
Equity method investment	221,028	-
Right of use leased assets	825,697	-
Goodwill	725,973	725,973

Total Assets	$3,299,481	$2,227,587

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$411,766	$400,544
Accrued Liabilities	177,610	138,323
Current Portion Lease Liabilities	79,072	-
Short Term Convertible Notes Payable	-	181,500
Short term Convertible Payable – Related Parties	140,000	140,000
Total Current Liabilities	808,448	860,367

Long Term Liabilities
Notes Payable – Related Parties	522,552	522,552
Other Long-term Liabilities – Leases	750,456	-
Total Liabilities	2,081,456	1,382,919

Shareholders’ Equity
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2019 and December 31, 2018, respectfully	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 33,726,489 and 33,285,827 shares issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively	337	332
Additional Paid-in Capital	9,203,534	8,955,411
Retained Deficit	(7,985,846)	(8,111,075)
Total Shareholders’ Equity	1,218,025	844,668

Total Liabilities and Shareholders’ Equity	$3,299,481	$2,227,587

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Operations
Three Months Ended March 31, 2019 and 2018

	2019	2018

Revenues	$1,512,521	$852,923
Cost of Sales	365,839	-
Gross Profit	1,146,682	852,923

Operating Expenses
General and Administrative	974,923	754,195

Operating Income	171,759	98,728

Share in Equity Losses in Investment	(28,972)	-
Interest Expense	(17,558)	(16,459)
Net Income	$125,229	$82,269

Net Income per Common Share – Basic:	$0.00	$0.00

Net Income per Common Share – Diluted:	$0.00	$0.00

Weighted average Common Shares Outstanding - Basic	33,364,167	31,985,827

Weighted average Common Shares Outstanding - Diluted	35,988,334	34,063,391

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Changes in Shareholders’ Equity (Deficit)

Three Months Ended March 31, 2019 and March 31, 2018

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	-	$-	33,285,827	$332	$8,955,411	$(8,111,075)	$844,668
Common Stock issued for convertible debt and accrued interest	-	-	423,996	4	211,979	-	211,983
Warrants exercised	-	-	16,666	1	165	-	166
Options Expense	-	-	-	-	35,979	-	35,979
Net Income	-	-	-	-	-	125,229	126,229
March 31, 2019	-	-	33,726,489	337	9,203,534	(7,985,846)	1,218,025

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2017	-	$-	31,985,827	$320	$7,807,860	$(8,120,113)	$(311,933)
Options Expense	-	-	-	-	37,456	-	37,456
Net Income	-	-	-	-	-	82,269	82,269
March 31, 2018	-	-	31,985,827	320	7,845,316	(8,037,844)	(192,208)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Three months ended March 31, 2019 and 2018

(unaudited)

	2019	2018

Operating Activities:
Net Income	$125,229	$82,269

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation Expense	1,250	-
Options expense	35,979	37,456
Share in Equity Losses in Investment	28,972	-
Amortization of right to use asset	21,744	-
Amortization of Debt Discount	-	152
Changes in operating assets and liabilities:
Accounts Receivable	(295,169)	(7,300)
Prepaid Assets and other Current Assets	(84,621)	(50,211)
Inventory	17,743	-
Lease Liability	(17,913)	-
Accounts Payable	11,222	(12,864)
Accrued Liabilities and Other Liabilities	29,770	17,161
Net Cash provided by (used in) operating activities	(125,794)	66,663

Investing Activities:
Purchase of equity method investment	(210,000)	-
Net cash Used in Investing activities	(210,000)	-

Financing Activities:
Repayments of Short-term Convertible Debt – Related Parties	-	(50,000)
Repayments of Short-Term Promissory Notes	-	(10,739)
Proceeds from exercise of Warrants	166	-
Net Cash provided by (used in) financing activities	166	(60,739)

Net increase (decrease) in Cash	(335,628)	5,924
Cash at Beginning of the Year	869,557	183,914
Cash at March 31, 2019 and 2018	$533,929	$189,838

Supplemental Cash Flow Information
Cash Paid for Interest	$1,704	$8,930
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Common Stock Issued for Conversion of Note and Accrued Interest	$211,983	$-
ROU assets and operating lease obligations recognized	$847,441	$-
Equity method investment recorded to accrued liabilities	$40,000	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2019 and 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Trxade Group, Inc. (“we”, “our”, “Trxade”, the “Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC, Community Specialty Pharmacy, LLC and Alliance Pharma Solutions, LLC. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in May 2013. Community Specialty Pharmacy was acquired in October 2018.

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

Alliance Pharma Solutions, LLC has developed same day Pharma delivery software – Delivmeds.com and invested in SyncHealth MSO, LLC a managed services organization during January 2019.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2018 as reported in the Company’s Annual Report on Form 10K have been omitted.

Equity Investments – Investments are evaluated in accordance with ASC 323-10 Investments – Equity Method and Joint Ventures – and the proper method for accounting implemented.

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

The following table sets forth the computation of basic and diluted Income per Share:

	March 31, 2019	March 31, 2018
Numerator:
Net Income	$125,229	$82,269

Numerator for basic and diluted EPS - income available to common Shareholders	$125,229	$82,269

Denominator:
Denominator for basic EPS – Weighted average shares	33,364,167	31,985,827
Dilutive Effect of Warrants	2,624,167	2,077,564
Denominator for diluted EPS – adjusted Weighted average shares and assumed Conversions	35,988,334	34,063,391
Basic and Diluted income(loss) per common share	$0.00	$0.00

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

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the required modified retrospective approach. The most significant changes under the new guidance include clarification of the definition of a lease, and the requirements for lessees to recognize a Right of Use (“ROU”) asset and a lease liability for all qualifying leases with terms longer than twelve months in the consolidated balance sheet. In addition, under Topic 842, additional disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. See Footnote #8 below for more detail on the Company’s accounting with respect to leases.

Effective January 1, 2019, the Company adopted ASU No. 2018-07, Compensation – Stock Based Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-7”), which aligns accounting for share-based payments issued to nonemployees to that of employees under the existing guidance of Topic 718, with certain exceptions. This update supersedes previous guidance for equity-based payments to nonemployees under Subtopic 505-50, Equity – Equity-Based Payments to Non-Employees. The adoption of ASU 2018-07 did not have a material impact on the Company’s consolidated financial statements.

NOTE 2 – SHORT-TERM DEBT AND RELATED PARTIES DEBT

Convertible Promissory Note

In February 2019, convertible promissory notes issued in 2015 for $181,500 were amended to a conversion price of $0.50 and the principal and accrued interest total of $211,983 were then converted to 423,966 common shares.

As of March 31, 2019 and December 31, 2018, short-tern convertible notes payable has a balance of $0 and $181,500 respectively, net of $0 unamortized debt discount.

Related Party Convertible Promissory Note

As of March 31, 2019, $40,000 in convertible promissory notes were due to Mr. Shilpa Patel, a relative of Mr. Prashant Patel. Simple interest of 10% is payable at the maturity date of the note, which is August 8, 2019. Prior to maturity the note may be converted for common stock at a conversion price of $1.50.

As of March 31, 2019, $100,000 in convertible promissory notes were due to Mr. Nitel Patel, the brother of Mr. Prashant Patel. Simple interest of 10% is payable at the maturity date of the notes, which is July 7, 2019. Prior to maturity the notes may be converted for common stock at a conversion price of $0.62

NOTE 3 – LONG TERM DEBT – RELATED PARTIES

In October 2018 in connection with the acquisition of Community Specialty Pharmacy, LLC a $300,000 promissory note was issued to Nikul Panchal, accruing interest a simple interest of 10%, interest payable annually, and principal payable at maturity in October 2021.

As of March 31, 2019, $122,552 and $100,000 in promissory notes was due to Mr. Prashant Patel and Mr. Suren Ajjarapu, respectively. The notes are due July 1, 2020 and each bear an interest rate of 6%.

NOTE 4 – SHAREHOLDERS’ EQUITY

In February 2019, convertible promissory notes issued in 2015 for $181,500 were amended to a conversion price of $0.50 and the principal and accrued interest total of $211,983 were then converted to 423,966 common shares.

In February 2019, 16,666 of warrants issued in 2014 at $0.01 per share were exercised for 16,666 of common shares. $166 was received in cash.

NOTE 5 - WARRANTS

For the three-month period ended March 31, 2019, 16,666 warrants were exercised, See NOTE 4 – SHAREHOLDERS’ EQUITY, none were granted or forfeited.

The Company’s outstanding and exercisable warrants as of March 31, 2019 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of December 31, 2018	2,880,141	$0.08	3.74	$782,385
Warrants granted	-	$-	-	-
Warrants forfeited	-	-	-	-
Warrants exercised	(16,666)	$0.01	-	-

Warrants Outstanding as of March 31, 2019	2,863,475	$0.08	3.32	$1,233,358

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

For the three-month period ended March 31, 2019, no options were issued, forfeited or expired due to employee resignation.

Total compensation cost related to stock options was $35,979 and $37,456 for the three months ended March 31, 2019 and 2018 respectively.

The following table represents stock option activity for the three-month period ended March 31, 2019:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2018	1,732,846	$1.19	6.98	$-
Options Exercisable as of December 31, 2018	1,107,259	$0.96	5.91
Options granted	-	-	-	-
Options forfeited	-	-	-	-
Options expired	-	-	-	-

Options Outstanding as of March 31, 2019	1,732,846	$0.82	6.74	$-
Options Exercisable as of March 31, 2019	1,128,946	$0.95	5.71	$-

NOTE 7 – LEASES

The Company elected the practical expedient under ASU 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earlies comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. No impact was recorded to the beginning retained earnings for Topic 842. The Company has two operating leases for corporate offices. The following table outlines the details:

	Lease 1	Lease 2
Initial Lease Term	December 2017 to December 2021	November 2018 to November 2023
Renewal Term	January 2021 to December 2024	November 2023 to November 2028
Initial Recognition of Right to use assets at January 1, 2019	$534,140	$313,301
Incremental Borrowing Rate	10%	10%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of March 31, 2019

Amounts due within twelve months of March 31
2019	$117,074
2020	160,709
2021	165,506
2022	170,473
2023	175,607
Thereafter	395,319
Total minimum lease payments	1,184,688
Less: effect of discounting	(355,160)
Present value of future minimum lease payments	829,528
Less: current obligations under leases	79,072
Long-term lease obligations	$750,456

For the three months ended March 31, 2019 amortization of assets were $21,744.

For the three months ended March 31, 2019, amortization of liabilities were $17,913.

NOTE 8 – SEGMENT REPORTING

The Company classifies its business interests into reportable segments which are Trxade, Community and Other.

Three Months Ended March 31, 2019	Trxade, Inc.	Community Specialty Pharmacy, LLC	Other	Total
Revenue	$1,043,810	$442,423	$26,288	$1,512,521
Segment Assets	$1,474,690	$186,496	$1,638,295	$3,299,481
Segment Profit/Loss	$542,151	$(6,797)	$(410,125)	$125,229

The Company had no reportable segments for three months ended March 31, 2018. See NOTE 9 – BUSINESS COMBINATION

NOTE 9 – BUSINESS COMBINATION

On October 15, 2018, the Trxade Group, Inc. (“Company”) entered into and consummated the purchase of 100% of the equity interests of Community Specialty Pharmacy, LLC, a Florida limited liability company, (“CSP”), pursuant to the terms and conditions of the Membership Interest Purchase Agreement, entered into by and among the Company as the buyer, and CSP, and Nikul Panchal, the equity owner of CSP (collectively, the “Seller”). The purchase price for the 100% equity interest in CSP was $300,000 in cash, a promissory note from the Company of $300,000 (see Note 3), and warrants to purchase 405,507 shares of the Common Stock of the Company which vested at the acquisition date, are exercisable for eight (8) years from the issuance date at a strike price of $0.01 per share, and subject to exercise restrictions which lapse over three (3) years.

The Company recorded the acquisition under ASC 805 “Business Combination. All the assets acquired and liabilities assumed are recorded at their corresponding fair values. The excess of the purchase price over the net assets acquired resulted in goodwill of $725,973. The following table is a summary of the allocation of the purchase price of $770,291 consisting of $300,000 in cash, a promissory note from the Company of $300,000, and the fair value of the warrants issued calculated under the Black-Scholes calculation at $170,291.

Purchase Price Allocation
Purchase Price	$770,291
Cash	(49,728)
Accounts Receivable	(114,899)
Inventory	(76,156)
Prepaid	(3,000)
Accounts Payable	199,312
Accrued Expenses	153
Goodwill	$725,973

The accompanying unaudited pro forma statements of operations presents the accounts of Trxade and CSP for the three months ended March 31, 2018, assuming the acquisition occurred on January 1, 2018.

2018 Summary Statement of Operations	Trxade	CSP	Combined

Revenue	$852,923	$645,217	$1,498,140

Net Income	$82,269	$76,985	$159,254

Net Income per common share – basic	$0.00		$0.00

Net Income per common share - diluted	$0.00		$0.00

Weighted average common shares - basic	31,985,827		31,985,827

Weighted average common shares - diluted	34,063,391		34,063,391

NOTE 10 – EQUITY METHOD INVESTMENT

In January 2019, Trxade Group, Inc. through its wholly owned subsidiary Alliance Pharma Solution, LLC (Alliance) entered into a transaction to form SyncHealth MSO, LLC (“SyncHealth”). SyncHealth is owned by PanOptic Health, LLC (PanOptic) and Alliance. Alliance contributed $250,000 for the acquisition of a 49% equity interest in SyncHealth and the option to acquire the remaining ownership from PanOptic shareholders. Prior to March 31, 2019, $210,000 was paid with the remaining $40,000 paid in April 2019. Pursuant to the operating agreement, PanOptic owns 70% of SyncHealth and Alliance owns 30%; however, pursuant to the Letter Agreement, PanOptic will transfer to Alliance an additional 6% of SyncHealth’s membership units on May 1, 2019, an additional 6% on August 1, 2019 and an additional 7% on November 1, 2019 and at Alliance’s option, the 51% balance on January 31, 2020, upon transfer of Trxade Group, Inc. stock between 2,273,329 and 14,776,638 based on 2018 Gross Revenue Quotas.

In accordance with ASC 323-10 Investments – Equity Method and Joint Ventures – the equity method for accounting has been implemented.

For the three months ended March 31, 2019, the Company recorded its equity share in the losses of SyncHealth amounting to $28,972.

NOTE 11 – SUBSEQUENT EVENTS

In April and May 2019, 505,000 options were granted with an exercise price of $0.41  to $0.44 and a term of 10 years from the grant date. The options vest over a period of one to five years.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2019 and 2018.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $533,929 at March 31, 2019. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	March 31, 2019	December 31, 2018

Cash	$533,929	$869,557
Current assets (excluding cash)	957,462	596,520
Current liabilities (excluding short term debt)	668,448	538,867
Short term debt	140,000	321,500
Working Capital	682,943	605,710

Our principal sources of liquidity have been cash provided by operations, equity capital and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses and acquisition. We anticipate these uses will continue to be our principal uses of cash in the future.

The decrease in cash was primarily due to investment in SyncHealth, LLC of $210,000. Cash decreased by $335,628.

Liquidity Outlook cash explanation.

Cash Requirements

Our primary objectives for 2019 are to continue the development of the Trxade Platform and increase our client base and operational revenue. Additional funds will be needed to continue to expand our platform and customer base and cover general and administrative expense. We expect to pursue raising capital to fund our operations and provide personnel to expand operations and required working capital. Through these efforts, management believe the Company will be able to obtain the liquidity necessary to fund company operations for the foreseeable future, however there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31, 2019	March 31, 2018
Net Income	$125,229	$82,269
Net Cash Provided by (used in) operations:
Operating Activities	(125,794)	66,663
Investing Activities	(210,000)	-
Financing Activities	166	(60,739)
Net increase (decrease) in cash and cash equivalents	$(335,628)	$5,924

Cash used in operations for the three fiscal year ended March 31, 2019 was $125,794. This compared to $66,663 provided in operating activities for the three months ended March 31, 2018.

Investing activities in 2019 include the investment in SyncHealth MSO, LLC.

Financing activities in 2018 included $60,739 payment of Notes.

Financing activities in 2019 included $166 proceeds from warrant exercise.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report.

Three Month Period Ended March 31, 2019 Compared to Three Month Period Ended March 31, 2018

	Three Months Ended
	March 31, 2019	March 31, 2018

Revenues	$1,512,521	$852,923
Cost of Sales	365,839	-

Gross Profit	1,146,682	852,923
Operating Expenses:
General and Administrative	938,944	716,739
Warrants and Options Expense	35,979	37,456
Total Operating Expense	974,923	754,195

Amortization of Debt Discount	-	(152)
Share in Equity Losses in Investment	(28,972)
Interest Expense	(17,558)	(16,307)

Income from Operations	$125,229	$82,269

Substantially all of our revenues during the three months ended March 31, 2018 was from platform revenue. Revenues increased in the three months ended March 31, 2019 with the addition of Community Specialty Pharmacy, LLC and Trxade platform revenue increase to $1,043,810 from $852,923.

General and administrative expenses increased for the three months ended March 31, 2019 to $938,944 compared to $716,739 for the comparable period in 2018. There was an increase in rent and employee cash compensation directly as a result of the acquisition of CSP.

Warrant and options expense in the 2018 and 2017 period represents compensation cost-related to the issuance of employee stock options.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of March 31, 2019.

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

Community Specialty Pharmacy, LLC is in the retail pharmacy business. The Company fills prescriptions for drugs written by a doctor and recognizes revenue at the time the patient confirms delivery of the prescription. Customer returns are not material. Step One: Identify the contract with the customer – The prescription is written by a doctor for a Customer and delivered to the Company. The prescription identifies the performance obligations in the contract. The Company fills the prescription and delivers to the Customer the drugs, fulfilling the contract. The collection is probable because there is confirmation that the customer has insurance for the reimbursement to the Company prior to filling of the prescription. Step Two: Identify the performance obligations in the contract – Each prescription is distinct to the Customer. Step Three: Determine the transaction price – The consideration is not variable. The transaction price is determined to be the price of prescription at the time of delivery which considers the expected reimbursements from third party payors (e.g., pharmacy benefit managers, insurance companies and government agencies). Step Four: Allocate the transaction price – The price of the prescription invoiced represents the expected amount of reimbursement from third party payors. There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – Revenue is recognized after the delivery of the prescription.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three-months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 2, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2019, convertible promissory notes issued in 2015 for $150,000 were amended to a conversion price of $0.50 and principal and accrued interest totaling $211,983 were then converted to 423,966 common shares. In addition, 16,666 of warrants that were issued in 2014 with an exercise price of $0.01 were converted to 16,666 of common shares.

In April 2019, options to purchase 505,000 shares of Common Stock were approved by the Compensation Committee of the Board of Directors and issued to employees, contractors and board members under our 2014 Equity Incentive Plan. The options were granted with an exercise price of $0.41 and a term of 10 years from the grant date. The options vest over a period of one to five years.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

In April and May 2019, options to purchase 505,000 shares of Common Stock were approved by the Compensation Committee of the Board of Directors and issued to employees, officers, contractors and board members under our 2014 Equity Incentive Plan (See: ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS). These option grants included the following related parties:

Suren Ajjarapu, CEO and Chairman, and Prashant Patel, President and Director, each received an option grant for 100,000 shares of common stock. Donald G. Fell and Michael L. Peterson, both Directors of the Company, each received an option grant of 50,000 shares. Howard A Doss, CFO was granted an option of 20,000 shares.

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

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU
Suren Ajjarapu
Chief Executive Officer

Date: May 13, 2019

By:	/s/ HOWARD DOSS
Howard Doss
Chief Financial Officer

Date: May 13, 2019

