Form 10-Q
period 2019-06-30
TRXADE GROUP, INC.
filed 2019-07-26
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2019

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

There were 35,726,489 shares of the registrant’s common stock outstanding on July 26, 2019, and no shares of preferred stock outstanding.

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

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended June 30, 2019

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.

Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current Assets
Cash	$540,034	$869,557
Accounts Receivable, net	713,479	433,627
Inventory	546,816	79,966
Prepaid Assets	151,941	82,927
Total Current Assets	1,952,270	1,466,077

Property Plant and Equipment, Net	12,506	15,006

Other Assets
Deposits	21,636	20,531
Equity method investment	162,178	-
Right of use leased assets	803,502	-
Goodwill	725,973	725,973

Total Assets	$3,678,065	$2,227,587

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$763,143	$400,544
Accrued Liabilities	101,188	138,323
Current Portion Lease Liabilities	80,832	-
Short Term Convertible Notes Payable	-	181,500
Short Term Convertible Notes Payable – Related Parties	140,000	140,000
Total Current Liabilities	1,085,163	860,367

Long Term Liabilities
Notes Payable – Related Parties	522,552	522,552
Other Long-term Liabilities – Leases	730,333	-
Total Liabilities	2,338,048	1,382,919

Shareholders’ Equity
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2019 and December 31, 2018, respectfully	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 33,726,489 and 33,285,827 shares issued and outstanding, as of June 30, 2019 and December 31, 2018, respectively	337	332
Additional Paid-in Capital	9,267,545	8,955,411
Retained Deficit	(7,927,865)	(8,111,075)
Total Shareholders’ Equity	1,340,017	844,668

Total Liabilities and Shareholders’ Equity	$3,678,065	$2,227,587

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Operations
Three and Six Months Ended June 30, 2019 and 2018

(unaudited)

	Three months ended		Six months ended
	2019	2018	2019	2018

Revenues	$1,916,414	$837,688	$3,428,935	$1,690,611

Cost of Sales	753,138	-	1,118,977	-
Gross Profit	1,163,276	837,688	2,309,958	1,690,611

Operating Expenses
General and Administrative	1,030,571	806,242	2,005,494	1,560,437

Operating Income	132,705	31,446	304,464	130,174

Share in Equity Losses in Investment	(58,850)	-	(87,822)	-
Interest Expense	(15,874)	(10,933)	(33,432)	(27,392)
Net Income	$57,981	$20,513	$183,210	$102,782

Net Income per Common Share – Basic:	$0.00	$0.00	$0.01	$0.00

Net Income per Common Share – Diluted:	$0.00	$0.00	$0.01	$0.00

Weighted average Common Shares Outstanding Basic	33,726,489	31,985,827	33,546,329	31,985,827

Weighted average Common Shares Outstanding Diluted	36,353,751	34,479,406	36,353,751	34,472,811

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Three and Six Months Ended June 30, 2019 and 2018

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	-	$-	33,285,827	$332	$8,955,411	$(8,111,075)	$844,668
Common Stock issued for convertible debt and accrued interest	-	-	423,996	4	211,979	-	211,983
Warrants exercised	-	-	16,666	1	165	-	166
Options Expense	-	-	-	-	35,979	-	35,979
Net Income	-	-	-	-	-	125,229	125,229
Balance at March 31, 2019	-	-	33,726,489	337	9,203,534	(7,985,846)	1,218,025

Options Expense	-	-	-	-	64,011	-	64,011
Net Income	-	-	-	-	-	57,981	57,981
Balance at June 30, 2019	-	$-	33,726,489	$337	$9,267,545	$(7,927,865)	$1,340,017

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	-	$-	31,985,827	$320	$7,807,860	$(8,120,113)	$(311,933)

Options Expense	-	-	-	-	37,456	-	37,456
Net Income	-	-	-	-	-	82,269	82,269
Balance at March 31, 2018	-	-	31,985,827	320	7,845,316	(8,037,844)	(192,208)

Options Expense	-	-	-	-	50,616	-	50,616
Net Income	-	-	-	-	-	20,513	20,513
Balance at June 30, 2018	-	-	31,985,827	$320	$7,895,932	$(8,017,331)	$(121,079)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Six-months ended June 30, 2019 and 2018

(unaudited)

	2019	2018
Operating Activities:
Net Income	$183,210	$102,782

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation Expense	2,500	-
Options expense	99,990	88,072
Share in Equity Losses in Investment	87,822	-
Amortization of right to use asset	43,939	-
Amortization of Debt Discount	-	152
Changes in operating assets and liabilities:
Accounts Receivable	(279,852)	(5,875)
Prepaid Assets and other Current Assets	(70,119)	(64,831)
Inventory	(466,850)	-
Lease Liability	(36,276)	-
Accounts Payable	362,599	22,671
Accrued Liabilities and Other Liabilities	(6,652)	3,485
Net Cash provided by (used in) operating activities	(79,689)	146,456

Investing Activities:
Purchase of equity method investment	(250,000)	-
Net cash Used in Investing activities	(250,000)	-

Financing Activities:
Repayments of Short-Term Convertible Debt – Related Parties	-	(111,725)
Repayments of Short-Term Promissory Notes	-	(10,739)
Proceeds from exercise of Warrants	166	-
Net Cash provided by (used in) financing activities	166	(122,464)

Net increase (decrease) in Cash	(329,523)	23,992
Cash at Beginning of the Year	869,557	183,914
Cash at June 30, 2019 and 2018	$540,034	$207,906

Supplemental Cash Flow Information
Cash Paid for Interest	$2,997	$27,392
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Common Stock Issued for Conversion of Note and Accrued Interest	$211,983	$-
ROU assets and operating lease obligations recognized	$847,441	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the six-months ended June 30, 2019 and 2018

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

Equity Investments – If the investments are less than 50% owned and more than 20% owned the entities use the equity method of accounting in accordance with ASC 323-10 – Investments – Equity Method and Joint Ventures.

The share of income (loss) of such entities is recorded as a single amount as share in equity income (loss) of investments. Dividends, if any, are recorded as a reduction of the investment.

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

The following table sets forth the computation of basic and diluted Income per Share:

	For three months ended June 30,		For six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net Income	$57,981	$20,513	$183,210	$102,782

Numerator for basic and diluted EPS - income available to common Shareholders	57,981	$20,513	183,210	$102,782

Denominator:
Denominator for basic EPS – Weighted average shares	33,726,489	31,985,827	33,546,329	31,985,827
Dilutive Effect of Warrants, Options and Convertible Debt	2,627,262	2,493,579	2,807,422	2,486,984
Denominator for diluted EPS – adjusted Weighted average shares and assumed Conversions	36,353,751	34,479,406	36,353,751	34,472,811
Basic and Diluted income per common share	$0.00	$0.00	$0.01	$0.00

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

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the required modified retrospective approach. The most significant changes under the new guidance include clarification of the definition of a lease, and the requirements for lessees to recognize a Right of Use (“ROU”) asset and a lease liability for all qualifying leases with terms longer than twelve months in the consolidated balance sheet. In addition, under Topic 842, additional disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. See Footnote #7 below for more detail on the Company’s accounting with respect to leases.

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

As of June 30, 2019 and December 31, 2018, short-tern convertible notes payable has a balance of $0 and $181,500 respectively, net of $0 unamortized debt discount.

Related Party Convertible Promissory Notes

As of June 30, 2019, $40,000 in convertible promissory notes were due to Mr. Shilpa Patel, a relative of Mr. Prashant Patel. Simple interest of 10% is payable at the maturity date of the note, which is August 8, 2019. Prior to maturity the note may be converted for common stock at a conversion price of $1.50.

As of June 30, 2019, $100,000 in convertible promissory notes were due to Mr. Nitel Patel, the brother of Mr. Prashant Patel. Simple interest of 10% is payable at the maturity date of the notes, which is July 7, 2019. Prior to maturity the notes may be converted for common stock at a conversion price of $0.62. In July 2019, the note was extended to October 15, 2019.

NOTE 3 – LONG TERM DEBT – RELATED PARTIES

In October 2018 in connection with the acquisition of Community Specialty Pharmacy, LLC a $300,000 promissory note was issued to Nikul Panchal, accruing interest a simple interest of 10%, interest payable annually, and principal payable at maturity in October 2021.

As of June 30, 2019, $122,552 and $100,000 in promissory notes was due to Mr. Prashant Patel and Mr. Suren Ajjarapu, respectively. The notes are due July 1, 2020 and each bear an interest rate of 6%.

NOTE 4 – SHAREHOLDERS’ EQUITY

In February 2019, convertible promissory notes issued in 2015 for $181,500 were amended to a conversion price of $0.50 and the principal and accrued interest total of $211,983 were then converted to 423,966 common shares.

In February 2019, 16,666 of warrants issued in 2014 at $0.01 per share were exercised for 16,666 of common shares. $166 was received in cash.

In April and May 2019, 505,000 options were granted with exercise prices ranging from $0.41 to $0.44 and a term of 10 years from the grant date. The options vest over a period ranging from four to five years.

NOTE 5 - WARRANTS

For the six-month period ended June 30, 2019, 16,666 warrants were exercised, See NOTE 4 – SHAREHOLDERS’ EQUITY, none were granted or forfeited.

The Company’s outstanding and exercisable warrants as of June 30, 2019 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of December 31, 2018	2,880,141	$0.08	3.74	$782,385
Warrants granted	-	$-	-	-
Warrants forfeited	-	-	-	-
Warrants exercised	(16,666)	$0.01	-	-

Warrants Outstanding as of June 30, 2019	2,863,475	$0.08	3.08	$1,448,356

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

For the six-month period ended June 30, 2019, 505,000 options were issued, none were forfeited or expired due to employee resignation.

The Company uses the Black-Sholes option pricing model to estimate the fair value of stock-based awards on the date of the grant. The following table summarizes the assumptions used to estimate the fair value of the stock options granted during the quarter ended June 30, 2019.

2019
Expected dividend yield	0%
Weighted-average expected volatility	209-250%
Weighted-average risk-free interest rate	2.08-2.55%
Expected life of options	5-7 years

Total compensation cost related to stock options was $99,990 and $88,072 for the six-months ended June 30, 2019 and 2018 respectively.

The following table represents stock option activity for the six-month period ended June 30, 2019:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2018	1,732,846	$1.19	6.98	$-
Options Exercisable as of December 31, 2018	1,107,259	$0.96	5.91
Options granted	505,000	$0.43	9.86	-
Options forfeited	-	-	-	-
Options expired	-	-	-	-

Options Outstanding as of June 30, 2019	2,237,846	$0.73	7.27	$88,350
Options Exercisable as of June 30, 2019	1,239,384	$0.91	5.77	$8,809

NOTE 7 – LEASES

The Company elected the practical expedient under ASU 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019 but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. No impact was recorded to the beginning retained earnings for Topic 842. The Company has two operating leases for corporate offices. The following table outlines the details:

	Lease 1	Lease 2
Initial Lease Term	December 2017 to December 2021	November 2018 to November 2023
Renewal Term	January 2021 to December 2024	November 2023 to November 2028
Initial Recognition of Right to use assets at January 1, 2019	$534,140	$313,301
Incremental Borrowing Rate	10%	10%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of June 30, 2019

Amounts due within twelve months of June 30
2019	$158,366
2020	163,102
2021	167,984
2022	173,038
2023	178,237
Thereafter	305,012
Total minimum lease payments	1,145,739
Less: effect of discounting	(334,574)
Present value of future minimum lease payments	811,165
Less: current obligations under leases	80,832
Long-term lease obligations	$730,333

For the three-months and six-months ended June 30, 2019 amortization of assets were $22,195 and $43,939, respectively.

For the three-months and six-months ended June 30, 2019, amortization of liabilities were $18,363 and 36,276, respectively.

NOTE 8 – SEGMENT REPORTING

The Company classifies its business interests into reportable segments which are Trxade, Community and Other.

Six Months Ended June 30, 2019	Trxade, Inc.	Community Specialty Pharmacy, LLC	Other	Total
Revenue	$2,182,668	$892,357	$353,910	$3,428,935
Segment Assets	$1,401,724	$224,863	$2,051,478	$3,678,065
Segment Profit/Loss	$1,166,543	$(61,628)	$(921,705)	$183,210

The Company had no reportable segments for six months ended June 30, 2018. See NOTE 9 – BUSINESS COMBINATION

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

The accompanying unaudited pro forma statements of operations presents the accounts of Trxade and CSP for the six- months ended June 30, 2018, assuming the acquisition occurred on January 1, 2018.

2018 Summary Statement of Operations	Trxade	CSP	Combined

Revenue	$1,690,611	$1,323,117	$3,013,723

Net Income	$102,782	$64,800	$167,582

Net Income per common share – basic	$0.00		$0.01

Net Income per common share - diluted	$0.00		$0.00

Weighted average common shares - basic	31,985,827		31,985,827

Weighted average common shares - diluted	34,472,811		34,472,811

The accompanying unaudited pro forma statements of operations presents the accounts of Trxade and CSP for the three- months ended June 30, 2018, assuming the acquisition occurred on January 1, 2018.

2018 Summary Statement of Operations	Trxade	CSP	Combined

Revenue	$837,688	$677,900	$1,515,588

Net Income (Loss)	$20,513	$(12,185)	$8,328

Net Income per common share – basic	$0.00		$0.00

Net Income per common share - diluted	$0.00		$0.00

Weighted average common shares - basic	31,985,827		31,985,827

Weighted average common shares - diluted	34,479,406		34,479,406

NOTE 10 – EQUITY METHOD INVESTMENT

In January 2019, Trxade Group, Inc. through its wholly owned subsidiary Alliance Pharma Solution, LLC (Alliance) entered into a transaction to form SyncHealth MSO, LLC (“SyncHealth”). SyncHealth is owned by PanOptic Health, LLC (PanOptic) and Alliance. Alliance contributed $250,000 for the acquisition of a 49% equity interest in SyncHealth and the option to acquire the remaining ownership from PanOptic shareholders. Prior to March 31, 2019, $210,000 was paid with the remaining $40,000 paid in April 2019. Pursuant to the operating agreement, PanOptic owns 70% of SyncHealth and Alliance owns 30%; however, pursuant to the Letter Agreement, PanOptic will transfer to Alliance an additional 6% of SyncHealth’s membership units on May 1, 2019, an additional 6% on August 1, 2019 and an additional 7% on November 1, 2019 and at Alliance’s option, the 51% balance on January 31, 2020, upon transfer of Trxade Group, Inc. stock between 2,273,329 and 14,776,638 based on 2019 Gross Revenue Quotas.

For the three-months and six-months ended June 30, 2019, the Company recorded its equity share in the losses of SyncHealth amounting to $58,850 and $87,822, respectively.

NOTE 11 – SUBSEQUENT EVENTS

On July 10, Trxade Group, Inc. entered into a securities Purchase Agreement with a certain accredited investor with respect to the private placement of 2,000,000 share of its common stock at a purchase price of $0.50 per share, for gross proceeds of $1,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s S-1 Registration Statement, as amended and the Company’s most recent Annual Report on Form 10-K. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Results of Operations. An analysis of our financial results comparing the three-months and six-months ended June 30, 2019 and 2018.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Company Organization

Trxade Group, Inc. owns 100 percent of Trxade, Inc., and Integra Pharma Solutions, LLC (formerly Pinnacle Tek, Inc.), Alliance Pharma Solutions, LLC, and Community Specialty Pharmacy, LLC. The reverse subsidiary merger of Trxade, Inc. and Trxade Group, Inc. occurred in July 2013. INTEGRA was merged through a subsidiary with Trxade Group, Inc. in July 2013. We acquired 100 percent of Community Specialty Pharmacy, LLC, in October 2018. Alliance Pharma Solutions, LLC was formed in January 2018 and our 36 percent owned joint venture, SyncHealth MSO, LLC, was formed in January 2019. Trxade, is a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $540,034 at June 30, 2019. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	June 30, 2019	December 31, 2018

Cash	$540,034	$869,557
Current assets (excluding cash)	1,412,236	596,520
Current liabilities (excluding short term debt)	945,163	538,867
Short term debt	140,000	321,500
Working Capital	867,107	605,710

Our principal sources of liquidity have been cash provided by operations, equity capital and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses and acquisition. We anticipate these uses will continue to be our principal uses of cash in the future.

The decrease in cash was primarily due to investment in SyncHealth, LLC of $250,000. Cash decreased by $329,523.

Liquidity Outlook cash explanation.

Cash Requirements

Our primary objectives for 2019 are to continue the development of the Trxade Platform and increase our client base and operational revenue. Additional funds will be needed to continue to expand our platform and customer base and cover general and administrative expense. We expect to pursue raising capital to fund our operations and provide personnel to expand operations and required working capital. Through these efforts, management believes the Company will be able to obtain the liquidity necessary to fund company operations for the foreseeable future, however there is no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms when required, or at all.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses for 2019	Amount
General and administrative (1)	$3,500,000
Total	$3,500,000

(1) Includes wages and payroll, legal and accounting, marketing, rent and web development.

Since inception, we have funded our operations primarily through debt and equity capital raises and operational revenue. In 2018, common Stock was issued for $800,000 and we acquired new unsecured long-term debt of approximately $300,000. In July 2019 stock was issued for $1,000,000.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the six-months ended June 30, 2019 and 2018:

	Six-Months Ended
	June 30, 2019	June 30, 2018
Net Income	$183,210	$102,782
Net Cash Provided by (used in) operations:
Operating Activities	(79,689)	146,456
Investing Activities	(250,000)	-
Financing Activities	166	(122,464)
Net increase (decrease) in cash and cash equivalents	$(329,523)	$23,992

Cash used in operations for the six-months ended June 30, 2019 was $79,689. This compared to $146,456 provided in operating activities for the six-months ended June 30, 2018. This decrease was due to inventory purchases and an increase in Accounts Receivables.

Investing activities in 2019 include the $250,000 investment in SyncHealth MSO, LLC.

Financing activities in 2018 included $122,464 payment of Notes.

Financing activities in 2019 included $166 proceeds from warrant exercise.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in Item 8 of this report.

Six-Month Period Ended June 30, 2019 Compared to Six-Month Period Ended June 30, 2018

	Six-Months Ended
	June 30, 2019	June 30, 2018

Revenues	$3,428,935	$1,690,611
Cost of Sales	1,118,977	-

Gross Profit	2,309,958	1,690,611
Operating Expenses:
General and Administrative	1,905,504	1,472,365
Warrants and Options Expense	99,990	88,072
Total Operating Expense	2,005,494	1,560,437

Share in Equity Losses in Investment	(87,822)	-
Interest Expense	(33,432)	(27,392)

Income from Operations	$183,210	$102,782

Substantially all of our revenues during the six-months ended June 30, 2018 was from Trxade platform revenue. Revenues increased in the six-months ended June 30, 2019 by $1,738,324 with the addition of Community Specialty Pharmacy, LLC, our partially owned accredited independent retail pharmacy.

General and administrative expenses increased for the six- months ended June 30, 2019 to $1,905,504 compared to $1,472,365 for the comparable period in 2018. There was an increase in rent and employee cash compensation directly as a result of the acquisition of Community Specialty Pharmacy, LLC.

Warrant and options expense in the 2019 and 2018 period represent compensation cost-related to the issuance of employee stock options.

Three Month Period Ended June 30, 2019 Compared to Three Month Period Ended June 30, 2018

	Three Months Ended
	June 30, 2019	June 30, 2018

Revenues	$1,916,414	$837,688
Cost of Sales	753,138	-

Gross Profit	1,163,276	837,688
Operating Expenses:
General and Administrative	966,560	755,626
Warrants and Options Expense	64,011	50,616
Total Operating Expense	1,030,571	806,242

Share in Equity Losses in Investment	(58,850)
Interest Expense	(15,874)	(10,933)

Income from Operations	$57,981	$20,513

Substantially all of our revenues during the three months ended June 30, 2018 was from Trxade platform revenue. Revenues increased by $1,078,726 in the three months ended June 30, 2019 with the addition of Community Specialty Pharmacy, LLC.

General and administrative expenses increased for the three months ended June 30, 2019 to $966,560 compared to $755,164 for the comparable period in 2018. There was an increase in rent and employee cash compensation directly as a result of the acquisition of Community Specialty Pharmacy, LLC.

Warrant and options expense in the 2019 and 2018 period represent compensation cost-related to the issuance of employee stock options.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of June 30, 2019.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three-months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

No change in risk factors since the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 22, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April and May 2019, options to purchase 505,000 shares of Common Stock were approved by the Compensation Committee of the Board of Directors and issued to employees, contractors and board members under our 2014 Equity Incentive Plan. The options were granted with an exercise price ranging from $0.41 to $0.44 and a term of 10 years from the grant date. The options vest over a period ranging from four to five years.

On July 10, 2019 we entered into a securities Purchase Agreement with a certain accredited investor with respect to the private placement of 2,000,000 share of our common stock at a purchase price of $0.50 per share, for gross proceeds of $1,000,000.

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

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU
Suren Ajjarapu
Chief Executive Officer

Date: July 26, 2019

By:	/s/ HOWARD DOSS
Howard Doss
Chief Financial Officer

Date: July 26, 2019

