Form 10-Q
period 2019-09-30
TRXADE GROUP, INC.
filed 2019-10-28
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

There were 38,986,459 shares of the registrant’s common stock outstanding on October 25, 2019, and no shares of preferred stock outstanding.

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended September 30, 2019

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Trxade Group, Inc.

Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current Assets
Cash	$3,359,288	$869,557
Accounts Receivable, net	710,289	433,627
Inventory	63,316	79,966
Prepaid Assets	181,922	82,927
Total Current Assets	4,314,815	1,466,077

Property Plant and Equipment, Net	11,256	15,006

Other Assets
Deposits	21,636	20,531
Right of use leased assets	780,843	-
Goodwill	725,973	725,973

Total Assets	$5,854,523	$2,227,587

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$397,987	$400,544
Accrued Liabilities	151,096	138,323
Current Portion Lease Liabilities	84,050	-
Short Term Convertible Notes Payable	-	181,500
Short Term Notes Payable – Related Parties	222,552	-
Short Term Convertible Notes Payable – Related Parties	100,000	140,000
Total Current Liabilities	955,685	860,367

Long Term Liabilities
Notes Payable – Related Parties	300,000	522,552
Other Long-term Liabilities – Leases	708,289	-
Total Liabilities	1,963,974	1,382,919

Shareholders’ Equity
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2019 and December 31, 2018, respectfully	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 38,636,459 and 33,285,827 shares issued and outstanding, as of September 30, 2019 and December 31, 2018, respectively	386	332
Additional Paid-in Capital	11,790,463	8,955,411
Retained Deficit	(7,900,300)	(8,111,075)
Total Shareholders’ Equity	3,890,549	844,668

Total Liabilities and Shareholders’ Equity	$5,854,523	$2,227,587

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Operations
Three and Nine Months Ended September 30, 2019 and 2018

(unaudited)

	Three months ended		Nine months ended
	2019	2018	2019	2018

Revenues	$2,311,426	$847,471	$5,740,361	$2,538,082

Cost of Sales	1,000,917	2,345	2,119,894	2,345
Gross Profit	1,310,509	845,126	3,620,467	2,535,737

Operating Expenses
General and Administrative	1,132,656	753,297	3,138,150	2,313,734

Operating Income	177,853	91,829	482,317	222,003

Other Income	25,275	22,500	25,275	22,500
Investment Loss	(162,178)	-	(250,000)	-
Loss on Extinguishment of Debt	-	(7,444)	-	(7,444)
Interest Expense	(13,385)	(12,636)	(46,817)	(40,028)
Net Income	$27,565	$94,249	$210,775	$197,031

Net Income per Common Share – Basic:	$0.00	$0.00	$0.01	$0.01

Net Income per Common Share – Diluted:	$0.00	$0.00	$0.01	$0.01

Weighted average Common Shares Outstanding Basic	34,489,969	32,083,629	34,370,522	32,083,629

Weighted average Common Shares Outstanding Diluted	36,286,487	34,737,964	36,167,040	34,732,540

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Three Six and Nine Months Ended September 30, 2019 and 2018

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	-	$-	33,285,827	$332	$8,955,411	$(8,111,075)	$844,668
Common Stock issued for convertible debt and accrued interest	-	-	423,966	4	211,979	-	211,983
Warrants exercised	-	-	16,666	1	165	-	166
Options Expense	-	-	-	-	35,979	-	35,979
Net Income	-	-	-	-	-	125,229	125,229
Balance at March 31, 2019	-	-	33,726,459	337	9,203,534	(7,985,846)	1,218,025

Options Expense	-	-	-	-	64,011	-	64,011
Net Income	-	-	-	-	-	57,981	57,981
Balance at June 30, 2019	-	-	33,726,459	337	9,267,545	(7,927,865)	1,340,017

Common Stock Issued for cash	-	-	4,910,000	49	2,454,951	-	2,455,000
Warrant Expense	-	-	-	-	26,363	-	26,363
Options Expense	-	-	-	-	41,604	-	41,604
Net Income	-	-	-	-	-	27,565	27,565
Balance at September 30, 2019	-	$-	38,636,459	$386	$11,790,463	$(7,900,300)	$3,890,549

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2017	-	$-	31,985,827	$320	$7,807,860	$(8,120,113)	$(311,933)

Options Expense	-	-	-	-	37,456	-	37,456
Net Income	-	-	-	-	-	82,269	82,269
Balance at March 31, 2018	-	-	31,985,827	320	7,845,316	(8,037,844)	(192,208)

Options Expense	-	-	-	-	50,616	-	50,616
Net Income	-	-	-	-	-	20,513	20,513
Balance at June 30, 2018	-	-	31,985,827	320	7,895,932	(8,017,331)	(121,079)

Common Stock Issued for cash	-	-	300,000	3	299,997	-	300,000
Warrants issued for Debt Amendment	-	-	-	-	7,444	-	7,444
Options Expense	-	-	-	-	44,976	-	44,976
Net Income	-	-	-	-	-	94,249	94,249
Balance at September 30, 2018	-	$-	32,285,827	$323	$8,248,349	$(7,923,082)	$325,590

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Nine-months ended September 30, 2019 and 2018

(unaudited)

	2019	2018

Operating Activities:
Net Income	$210,775	$197,031

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation Expense	3,750	-
Options expense	141,594	133,048
Warrant Expense	26,363	-
Bad Debt Expense	6,084	2,271
Loss on extinguishment of Debt	-	7,444
Investment loss	250,000	-
Amortization of right to use asset	66,598	-
Amortization of Debt Discount	-	152
Changes in operating assets and liabilities:
Accounts Receivable	(282,746)	(102,382)
Prepaid Assets and other Current Assets	(100,100)	(70,194)
Inventory	16,650	(13,865)
Other Assets	-	(20,500)
Lease Liability	(55,102)	-
Accounts Payable	(2,557)	248
Accrued Liabilities and Other Liabilities	43,256	98,062
Net Cash provided by operating activities	324,565	231,315

Investing Activities:
Purchase of equity method investment	(250,000)	-
Net cash Used in Investing activities	(250,000)	-

Financing Activities:
Repayments of Short-Term Convertible Debt – Related Parties	(40,000)	(111,725)
Repayments of Short-Term Promissory Notes	-	(10,739)
Proceeds from exercise of Warrants	166	-
Proceeds from Issuance of Common Stock	2,455,000	300,000
Net Cash provided by financing activities	2,415,166	177,536

Net increase in Cash	2,489,731	408,851
Cash at Beginning of the Year	869,557	183,914
Cash at September 30, 2019 and 2018	$3,359,288	$592,765

Supplemental Cash Flow Information
Cash Paid for Interest	$40,705	$40,028
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Common Stock Issued for Conversion of Note and Accrued Interest	$211,983	$-
ROU assets and operating lease obligations recognized	$847,441	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the nine-months ended September 30, 2019 and 2018

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Trxade Group, Inc. (“we”, “our”, “Trxade”, and the “Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC, Community Specialty Pharmacy, LLC and Alliance Pharma Solutions, LLC. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in May 2013. Community Specialty Pharmacy was acquired in October 2018.

Trxade, Inc., operates a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Integra Pharma Solutions, LLC, is a licensed pharmaceutical wholesaler and sells brand, generic and non-drug products.

Community Specialty Pharmacy, LLC, is an accredited independent retail pharmacy with a focus on specialty medications. The company operates with an innovative pharmacy model which offers home delivery services to patients thereby providing convenience.

Alliance Pharma Solutions, LLC, has developed a same day Pharma delivery software – Delivmeds.com, and invested in SyncHealth MSO, LLC, a managed services organization during January 2019.

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

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2018 as reported in the Company’s Annual Report on Form 10-K have been omitted.

Equity Investments – If the investments are less than 50% owned and more than 20% owned the entities use the equity method of accounting in accordance with ASC 323-10 Investments – Equity Method and Joint Ventures.

The share of income (loss) of such entities is recorded as a single amount as share in equity income (loss) of investments. Dividends, if any, are recorded as a reduction of the investment.

The equity investment was fully impaired at September 30, 2019.

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

The following table sets forth the computation of basic and diluted Income per Share:

	For three months ended September 30,		For nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net Income	$27,565	$94,249	$210,775	$197,031

Numerator for basic and diluted EPS - income available to common Shareholders	27,565	$94,249	210,775	$197,031

Denominator:
Denominator for basic EPS – Weighted average shares	34,489,969	32,083,629	34,370,522	32,083,629
Dilutive Effect of Warrants, Options and Convertible Debt	1,796,518	2,654,335	1,796,518	2,648,911
Denominator for diluted EPS – adjusted Weighted average shares and assumed Conversions	36,286,487	34,737,964	36,167,040	34,732,540
Basic and Diluted income per common share	$0.00	$0.00	$0.01	$0.01

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

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the required modified retrospective approach. The most significant changes under the new guidance include clarification of the definition of a lease, and the requirements for lessees to recognize a Right of Use (“ROU”) asset and a lease liability for all qualifying leases with terms longer than twelve months in the consolidated balance sheet. In addition, under Topic 842, additional disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. See Note 7 below for more detail on the Company’s accounting with respect to leases.

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

NOTE 2 – SHORT-TERM DEBT AND RELATED PARTIES DEBT

Convertible Promissory Note

In February 2019, convertible promissory notes issued in 2015 for $181,500 were amended to have a conversion price of $0.50 per share, and the principal and accrued interest totaling $211,983, were then converted into 423,966 common shares.

As of September 30, 2019 and December 31, 2018, short-tern convertible notes payable has a balance of $0 and $181,500, respectively, net of $0 unamortized debt discount.

Related Party Convertible Promissory Note

As of September 30, 2019, the $40,000 in convertible promissory notes due to Mr. Shilpa Patel, a relative of Mr. Prashant Patel, the Company’s President and director, was paid in full.

As of September 30, 2019, a $100,000 convertible promissory note was due to Mr. Nitil Patel, the brother of Mr. Prashant Patel, the Company’s President and director. Simple interest of 10% is payable at the maturity date of the note. In July 2019, the note was extended to October 15, 2019, and the modification was not considered substantial. The note was converted in October 2019 into 200,000 shares of common stock. See NOTE 11 – SUBSEQUENT EVENTS.

As of September 30, 2019, $122,552 and $100,000 in promissory notes were due to Mr. Prashant Patel and Mr. Suren Ajjarapu, the President and director, and Chief Executive Officer and Chairman, respectively. The notes are due July 1, 2020 and each bear interest at the rate of 6% per annum. The notes were paid in full on October 8, 2019. See NOTE 11 – SUBSEQUENT EVENTS.

NOTE 3 – LONG TERM DEBT – RELATED PARTIES

In October 2018, in connection with the acquisition of Community Specialty Pharmacy, LLC, a $300,000 promissory note was issued to Nikul Panchal, a non-executive officer of the Company, accruing simple interest at the rate of 10% per annum, payable annually, and having a maturity date in October 2021. In October 2019, $75,000 of the note was converted into 150,000 common shares. See NOTE 11 –SUBSEQUENT EVENTS.

NOTE 4 – SHAREHOLDERS’ EQUITY

In July 2018, under a Private Offer Memorandum, 300,000 shares of common stock were sold for $300,000 in cash. The common stock was sold at $1.00 per share. In connection with this common stock offering, warrants to purchase 161,538 shares of common stock were issued with a strike price of $0.01 and an expiration date of five years.

In February 2019, convertible promissory notes issued in 2015 in the amount of $181,500, were amended to include a conversion price of $0.50 per share, and the principal and accrued interest totaling $211,983 was then converted into 423,966 common shares.

In February 2019, warrants to purchase 16,666 shares of common stock issued in 2014 with an exercise price of $0.01 per share were exercised for $166 in cash and the Company issued 16,666 common shares.

In April and May 2019, options to purchase 505,000 shares of common stock were granted with exercise prices of between $0.41 and $0.44 per share, and a term of 10 years from the grant date. The options vest over a period of four to five years.

On July 10, 2019, the Company entered into a securities Purchase Agreement with a certain accredited investor with respect to the private placement of 2,000,000 shares of its common stock at a purchase price of $0.50 per share, for gross proceeds of $1,000,000. This transaction closed on July 30, 2019.

On September 1, 2019, the Company granted Flacane Advisors, Inc., a company controlled by Gary Augusta, a member of the Board of Directors of the Company, warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.01 per share. Based on the agreement, warrants to purchase 150,000 shares vest on April 1, 2020 and warrants to purchase 150,000 shares vest on April 1, 2021. The warrants have a term of 5 years.

On September 30, 2019, the Company entered into Securities Purchase Agreements with certain accredited investors with respect to the private placement of 2,910,000 shares of common stock at a purchase price of $0.50 per share, for gross proceeds of $1,455,000. Subscribers included Bedford Falls Capital, which is controlled by Gary Augusta, our director (1,000,000 shares); Nitesh Patel, who is the cousin of Prashant Patel, our director and President (40,000 shares); and Shilpa Patel, who is the spouse of Nitesh Patel, the brother of Prashant Patel, our director and President (20,000 shares).

NOTE 5 - WARRANTS

For the nine-month period ended September 30, 2019, warrants to purchase 16,666 shares of common stock were exercised, 300,000 were granted and none forfeited. See NOTE 4 – SHAREHOLDERS’ EQUITY.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant. The following table summarizes the assumptions used to estimate the fair value of the warrants granted during the nine months ended September 30, 2019.

2019
Expected dividend yield	0%
Weighted-average expected volatility	217%
Weighted-average risk-free interest rate	2.75%
Expected life of warrants	5 years

The total fair value of warrants issued was $269,719. The compensation cost related to the warrants was $26,363 for the nine-months ended September 30, 2019.

The Company’s outstanding and exercisable warrants as of September 30, 2019 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of December 31, 2018	2,880,141	$0.08	3.74	$782,385
Warrants granted	300,000	$0.01	-	-
Warrants forfeited	-	-	-	-
Warrants exercised	(16,666)	$0.01	-	-

Warrants Outstanding as of September 30, 2019	3,163,475	$0.08	3.02	$3,574,954

NOTE 6 – OPTIONS

The Company maintains a stock option plan under which certain employees are awarded option grants based on a combination of performance and tenure. The stock option plan provides for the grant of up to 2,000,000 shares. All options may be exercised for a period up to four and a half years following the grant date, after which they expire. Options are vested up to 5 years from the grant date.

For the nine-month period ended September 30, 2019, options to purchase 505,000 shares of common stock were issued, 25,800 were forfeited and 35,700 expired, due to employee resignations.

The Company uses the Black-Sholes option pricing model to estimate the fair value of stock-based awards on the date of the grant. The following table summarizes the assumptions used to estimate the fair value of the stock options granted during the nine months ended September 30, 2019.

2019
Expected dividend yield	0%
Weighted-average expected volatility	209-250%
Weighted-average risk-free interest rate	2.08-2.55%
Expected life of options	5-7 years

Total compensation cost related to stock options was $141,594 and $133,048 for the nine-months ended September 30, 2019 and 2018, respectively.

The following table represents stock option activity for the nine-month period ended September 30, 2019:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2018	1,732,846	$1.19	6.98	$-
Options Exercisable as of December 31, 2018	1,107,259	$0.96	5.91
Options granted	505,000	$0.43	-	-
Options forfeited	25,800	$0.92	-	-
Options expired	35,700	$0.60	-	-

Options Outstanding as of September 30, 2019	2,176,346	$0.73	7.01	$1,303,547
Options Exercisable as of September 30, 2019	1,204,521	$0.89	5.69	$537,356

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

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of September 30, 2019

Amounts due within twelve months of September 30
2019	$159,538
2020	164,299
2021	169,223
2022	174,320
2023	179,552
Thereafter	259,858
Total minimum lease payments	1,106,790
Less: effect of discounting	(314,451)
Present value of future minimum lease payments	792,339
Less: current obligations under leases	84,050
Long-term lease obligations	$708,289

For the three-months and nine-months ended September 30, 2019 amortization of assets was $22,658 and $66,598, respectively.

For the three-months and nine-months ended September 30, 2019, amortization of liabilities was $18,826 and $55,102, respectively.

NOTE 8 – SEGMENT REPORTING

The Company classifies its business interests into reportable segments which are Trxade, Community Specialty and Integra.

Nine Months Ended September 30, 2019	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Unallocated	Total
Revenue	$3,335,050	$1,412,449	$992,862	$-	$5,740,361
Segment Assets	$1,561,760	$315,681	411,161	$3,565,921	$5,854,523
Segment Profit/Loss	$1,748,896	$(75,955)	$(122,144)	$(1,340,022)	$210,775

The Company had no reportable segments for the nine months ended September 30, 2018. See NOTE 9 – BUSINESS COMBINATION.

NOTE 9 – BUSINESS COMBINATION

On October 15, 2018, the Trxade Group, Inc. (“Company”) entered into and consummated the purchase of 100% of the equity interests of Community Specialty Pharmacy, LLC, a Florida limited liability company, (“CSP”), pursuant to the terms and conditions of the Membership Interest Purchase Agreement, entered into by and among the Company as the buyer, and CSP, and Nikul Panchal, the equity owner of CSP (collectively, the “Seller”). The purchase price for the 100% equity interest in CSP was $300,000 in cash, a promissory note from the Company of $300,000 (see Note 3), and warrants to purchase 405,507 shares of the common stock of the Company which vested on the acquisition date, are exercisable for eight (8) years from the issuance date at a strike price of $0.01 per share, and subject to exercise restrictions which lapse over three (3) years.

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

The accompanying unaudited pro forma statements of operations presents the accounts of Trxade and CSP for the nine- months ended September 30, 2018, assuming the acquisition occurred on January 1, 2018.

2018 Summary Statement of Operations	Trxade	CSP	Combined

Revenue	$2,538,082	$1,985,620	$4,523,702

Net Income	$197,031	$97,371	$294,402

Net Income per common share – basic	$0.01		$0.01

Net Income per common share - diluted	$0.01		$0.01

Weighted average common shares - basic	32,083,629		32,083,629

Weighted average common shares - diluted	34,732,540		34,732,540

The accompanying unaudited pro forma statements of operations presents the accounts of Trxade and CSP for the three-months ended September 30, 2018, assuming the acquisition occurred on January 1, 2018.

2018 Summary Statement of Operations	Trxade	CSP	Combined

Revenue	$847,471	$662,503	$1,509,974

Net Income	$94,249	$109,556	$203,805

Net Income per common share – basic	$0.00		$0.01

Net Income per common share - diluted	$0.00		$0.01

Weighted average common shares - basic	32,083,629		32,083,629

Weighted average common shares - diluted	34,737,964		34,737,964

NOTE 10 – EQUITY METHOD INVESTMENT

In January 2019, the Company, through its wholly-owned subsidiary Alliance Pharma Solution, LLC (“Alliance”), entered into a transaction to form SyncHealth MSO, LLC (“SyncHealth”). SyncHealth is owned by PanOptic Health, LLC (“PanOptic”) and Alliance. Alliance contributed $250,000 for the acquisition of a 49% equity interest in SyncHealth and the option to acquire the remaining ownership from PanOptic shareholders. Prior to March 31, 2019, $210,000 was paid with the remaining $40,000 paid in April 2019. Pursuant to the operating agreement, PanOptic owns 70% of SyncHealth and Alliance owns 30%; however, pursuant to the Letter Agreement, PanOptic will transfer to Alliance an additional 6% of SyncHealth’s membership units on May 1, 2019, an additional 6% on August 1, 2019 and an additional 7% on November 1, 2019, and at Alliance’s option, the 51% balance on January 31, 2020, upon transfer of between 2,273,329 and 14,776,638 shares of Company common stock based on 2019 Gross Revenue Quotas. As of September 30, 2019, we have not realized any income from the technology and presently we are in discussions to dissolve this relationship. The remaining investment is impaired and written down to $0.

For the three-months and nine-months ended September 30, 2019, the Company recorded its equity share in the losses of SyncHealth amounting to $162,178 and $250,000, respectively.

NOTE 11 – SUBSEQUENT EVENT

On October 8, 2019, $122,552 and $100,000 in promissory notes due to Mr. Prashant Patel and Mr. Suren Ajjarapu, the President and director, and Chief Executive Officer and Chairman, respectively, were paid in full. The notes were due July 1, 2020.

In October 2019, the Company converted $175,000 of principal owed under various outstanding promissory notes into 350,000 shares common stock of the Company at $0.50 per share.

On October 23, 2019 (the “Closing Date”), Bonum Health, LLC, a Delaware limited liability company, and a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement with Bonum Health, LLC, a Florida limited liability company (“Seller”) and Hardikkumar Patel, the sole member of the Seller (the “Member”). Pursuant to the Asset Purchase Agreement, the Company acquired from the Seller, certain specified assets and certain specified contracts associated with the assets of Seller’s operation as a telehealth service provider (the Tele Meds Platform)(the “Assets”). Included with the acquisition of the Assets, were contracts (relating to the Assets), intellectual property for the Bonum Health telemedicine Software and Technology and personal computers. The Company agreed to provide the Seller consideration equal to 250,000 shares of restricted common stock of the Company at the closing (the “Closing Shares”), and that the Seller had the right to earn up to an additional 650,000 shares of restricted common stock of the Company following the closing (the “Milestone Shares” and collectively with the Closing Shares, the “APA Shares”), as follows:

1. 240,000 shares upon the placement, by the Company, of 40 in-store wellness kiosks, utilizing the Tele Meds Platform, on or before the first anniversary of the Closing Date;

2. 205,000 shares upon placement, by the Company, of 70 in-store wellness kiosks utilizing the Tele Meds Platform, on or before the first anniversary of the Closing Date; and

3. 205,000 shares upon placement, by the Company, of 100 in-store wellness kiosks utilizing the Tele Meds Platform on or before the first anniversary of the Closing Date.

The Asset Purchase Agreement includes a three year non-compete requirement, prohibiting the Seller and the Member from competing against the Assets, customary representations and indemnification obligations, subject to a $25,000 minimal claim amount and certain limitations on liability disclosed in the Asset Purchase Agreement.

The Asset Purchase Agreement also requires the Company to fund up to $600,000 in connection with the remote hub installation, marketing and IT, subject to certain milestones set forth in the Asset Purchase Agreement (the “Funding Obligation”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Registration Statements on Form S-1, the Company’s Quarterly Reports on Form 10-Q and the Company’s most recent Annual Report on Form 10-K. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise required by law.

The following discussion is based upon our unaudited Consolidated Financial Statements included elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, including under “Risk Factors” below, and in our most recent Annual Report on Form 10-K. All references to years relate to the calendar year ended December 31 of the particular year.

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II”, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on March 22, 2019 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

In this Quarterly Report on Form 10-Q, we may rely on and refer to information regarding the health care and pharmaceutical industry in general from market research reports, analyst reports and other publicly available information. Although we believe that this information is reliable, we cannot guarantee the accuracy and completeness of this information, and we have not independently verified any of it.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Trxade”, “Trxade Group” and “Trxade Group, Inc.” refer specifically to Trxade Group, Inc. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Results of Operations. An analysis of our financial results comparing the three-months and nine-months ended September 30, 2019 and 2018.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

We have designed and developed, and now own and operate business-to-business web-based marketplace focused on the US pharmaceutical industry. Our core service brings the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

We began operations as Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide enhanced pricing transparency, purchasing capabilities and other value-added services on a single platform to focus on serving the nation’s approximately 22,000 independent pharmacies with an annual purchasing power of $78 billion (according to the National Community of Pharmacists Association’s 2018 Digest). Our national supplier partners are able to fulfill orders on our platform immediately and provide the pharmacy with cost saving payment terms and next day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). We have expanded rapidly since 2015 and now have over 10,000 registered pharmacy members purchasing products on our sales platform.

Company Organization

Trxade Group, Inc. owns 100 percent of Trxade, Inc., and Integra Pharma Solutions, LLC (formerly Pinnacle Tek, Inc.), Alliance Pharma Solutions, LLC, and Community Specialty Pharmacy, LLC. The reverse subsidiary merger of Trxade, Inc. and Trxade Group, Inc. occurred in July 2013. Integra was acquired in July 2013. We acquired 100 percent of Community Specialty Pharmacy, LLC, in October 2018. Alliance Pharma Solutions, LLC was formed in January 2018 and our 36 percent owned joint venture, SyncHealth MSO, LLC, was formed in January 2019. Trxade, is a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $3,359,288 at September 30, 2019. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	September 30, 2019	December 31, 2018

Cash	$3,359,288	$869,557
Current assets (excluding cash)	955,527	596,520
Current liabilities (excluding short term debt)	633,133	538,867
Short term debt	322,552	321,500
Working Capital	3,359,130	605,710

Our principal sources of liquidity have been cash provided by operations, sales of equity and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses and acquisitions. We anticipate these uses will continue to be our principal uses of cash in the future.

The increase in cash was due to $2,455,000 raised through the sale of common stock and $324,565 provided by operating activities.

Liquidity Outlook cash explanation.

Cash Requirements

Our primary objectives for the remainder of 2019 are to continue the development of the Trxade Platform and increase our client base and operational revenue. Additional funds will be needed to continue to expand our platform and customer base and cover general and administrative expenses. We expect to pursue raising capital to fund our operations and provide personnel to expand operations and required working capital. Through these efforts, management believes that the Company will be able to obtain the liquidity necessary to fund company operations for the foreseeable future, however our operations may not generate significant positive cash flow, and additional funds may not be available to us, through borrowings or otherwise, on favorable terms when required, or at all. Where possible, we plan to raise funding through the sale of equity in public or private transactions.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses for 2019-2020	Amount
General and administrative (1)	$3,500,000
Total	$3,500,000

(1) Includes wages and payroll, legal and accounting, marketing, rent and web development.

Since inception, we have funded our operations primarily through debt and equity capital raises and operational revenue. In 2018, common stock was sold for $800,000 and we acquired new unsecured long-term debt of approximately $300,000. In 2019 common stock was sold for $2,455,000 and operating activities have provided $324,565.

We expect to continue to seek additional outside funding in the future although such financing may not be available on reasonable terms, if at all, and revenues may not continue. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We may be unable to maintain operations at a level sufficient for investors to obtain a return on their investments in our common stock.

We will need significantly more cash to implement our plan to operate a business-to-business web-based marketplace focused on the US pharmaceutical industry. Our core service is designed to bring the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the nine-months ended September 30, 2019 and 2018:

	Nine-months Ended
	September 30, 2019	September 30, 2018
Net Income	$210,775	$197,031
Net Cash Provided by (used in) operations:
Operating Activities	324,565	231,315
Investing Activities	(250,000)	-
Financing Activities	2,415,166	177,536
Net increase in cash and cash equivalents	$2,489,731	$408,851

Cash provided by operations for the nine-months ended September 30, 2019 was $324,565. This compared to $231,315 provided by operating activities for the nine-months ended September 30, 2018. This increase was due to the improved revenue during the nine months ended September 30, 2019.

Investing activities in 2019 include the $250,000 investment in SyncHealth MSO, LLC.

Financing activities in 2018 included $122,464 of payment of notes.

Financing activities in 2019 included $166 of proceeds from a warrant exercise, issuance of common stock for $2,455,000, and payment of short-term debt of $40,000.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included above.

Nine-month Period Ended September 30, 2019 Compared to Nine-month Period Ended September 30, 2018

	Nine-months Ended
	September 30, 2019	September 30, 2018

Revenues	$5,740,361	$2,538,082
Cost of Sales	2,119,894	2,345

Gross Profit	3,620,467	2,535,737
Operating Expenses:
General and Administrative (less warrants and options)	2,970,193	2,180,686
Warrants and Options Expense	167,957	133,048
Total General and Administrative/Operating Expense	3,138,150	2,313,734

Investment Loss	(250,000)	-
Loss on Debt Extinguishment	-	(7,444)
Other Income	25,275	22,500
Interest Expense	(46,817)	(40,028)

Net Income	$210,775	$197,031

Substantially all of our revenues during the nine-months ended September 30, 2018 were from Trxade platform revenue. Revenues increased in the nine-months ended September 30, 2019, compared to the prior period, by $3,202,279 with the addition of Community Specialty Pharmacy, LLC, our partially owned accredited independent retail pharmacy and Integra Pharma, LLC.

General and administrative expenses (less warrant and option expense) increased for the nine-months ended September 30, 2019 to $2,970,193 compared to $2,180,686 for the comparable period in 2018. This was mainly due to an increase in rent and employee cash compensation as a result of the acquisition of Community Specialty Pharmacy, LLC and Integra Pharma, LLC becoming operational.

Warrant and options expense in the 2019 and 2018 periods represent compensation cost-related to the issuance of employee stock options and warrants to a director.

We had a $250,000 investment loss for the nine months ended September 30, 2019, relating mainly to the impairment of our investment in SyncHealth.

Three Month Period Ended September 30, 2019 Compared to Three Month Period Ended September 30, 2018

	Three Months Ended
	September 30, 2019	September 30, 2018

Revenues	$2,311,426	$847,471
Cost of Sales	1,000,917	2,345

Gross Profit	1,310,509	845,126
Operating Expenses:
General and Administrative (less warrants and option expense)	1,064,689	708,321
Warrants and Options Expense	67,967	44,976
Total General and Administrative/Operating Expense	1,132,656	753,297

Investment Loss	(162,178)	-
Other Income	25,275	22,500
Loss on Debt Extinguishment	-	(7,444)
Interest Expense	(13,385)	(12,636)

Net Income	$27,565	$94,249

Substantially all of our revenues during the three months ended September 30, 2018 were from Trxade platform revenue. Revenues increased by $1,463,955 for the three months ended September 30, 2019, compared to the prior period, due to the addition of Community Specialty Pharmacy, LLC and Integra Pharma, LLC.

General and administrative expenses (less warrant and option expense) increased for the three months ended September 30, 2019 to $1,064,689, compared to $708,321 for the comparable period in 2018. This was mainly due to an increase in rent and employee cash compensation directly as a result of the acquisition of Community Specialty Pharmacy, LLC and Integra Pharma becoming operational.

Warrant and options expense in the 2019 and 2018 period represent compensation cost-related to the issuance of employee stock options and warrants to a director.

We had a $162,178 investment loss for the three months ended September 30, 2019, relating to the impairment of our investment in SyncHealth.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of September 30, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, our principal executive officer and our principal accounting officer (the “Certifying Officers”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act). Disclosure controls and procedures are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Certifying Officers, as appropriate to allow timely decisions regarding required disclosure. Based on these evaluations, the Certifying Officers have concluded, that, as of the end of the period covered by this quarterly report on Form 10-Q:

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three-months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Commission on March 22, 2019 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2018, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies in the Internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding or business methods. Any intellectual property claims against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Even if a license is available, we could be required to pay significant royalties, which could increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and be inferior. Any of these results could harm our operating results.

Our websites may encounter technical problems and service interruptions.

Our websites may in the future experience slower response times or interruptions as a result of increased traffic or other reasons. These delays and interruptions resulting from failure to maintain Internet service connections to our site could frustrate visitors and reduce our future web site traffic, which could have a material adverse effect on our business.

If we do not successfully implement any acquisition strategies, our operating results and prospects could be harmed.

We face competition within our industry for acquisitions of businesses, technologies and assets, and, in the future, such competition may become more intense. As such, even if we are able to identify an acquisition that we would like to consummate, we may not be able to complete the acquisition on commercially reasonable terms or at all because of such competition. Furthermore, if we enter into negotiations that are not ultimately consummated, those negotiations could result in diversion of management time and significant out-of-pocket costs. Even if we are able to complete such acquisitions, we may additionally expend significant amounts of cash or incur substantial debt to finance them, which indebtedness could result in restrictions on our business and use of available cash. In addition, we may finance or otherwise complete acquisitions by issuing equity or convertible debt securities, which could result in dilution of our existing stockholders. If we fail to evaluate and execute acquisitions successfully, we may not be able to realize their benefits. If we are unable to successfully address any of these risks, our business, financial condition or operating results could be harmed.

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition, cash flows and results of operations in a timely and accurate manner and/or increase the risk of future misstatements, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares of common stock and/or debt securities to decline.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Based on reviews conducted by management, we have concluded that a material weakness exists in the Company’s internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company has identified certain remediation actions and is in the process of implementing them, but such efforts are not complete and remain ongoing. If we do not complete our remediation in a timely manner or if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and there will continue to be an increased risk of future misstatements. Although we regularly review and evaluate internal controls systems to allow management to report on the effectiveness of our internal controls over financial reporting, we may discover additional weaknesses in our internal controls over financial reporting or disclosure controls and procedures. The next time we evaluate our internal controls over financial reporting and disclosure controls and procedures, if we identify one or more new material weaknesses or have been unable to timely remediate our existing material weaknesses, we would be unable to conclude that our internal controls over financial reporting or disclosure controls and procedures are effective. If we are unable to conclude that our internal controls over financial reporting or our disclosure controls and procedures are effective, or if our independent registered public accounting firm expresses an opinion that our internal controls over financial reporting are ineffective, we may not be able to report our financial condition and results of operations in a timely and accurate manner, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares of common stock to decline. In addition, any potential future restatements could subject us to additional adverse consequences, including sanctions by the SEC, stockholder litigation and other adverse actions. Moreover, we may be the subject of further negative publicity focusing on such financial statement adjustments and resulting restatement and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares of common stock to decline.

Failure to adequately manage our growth may seriously harm our business.

We plan to grow our business as rapidly as possible. If we do not effectively manage our growth, the quality of our services may suffer, which could negatively affect our reputation and demand for our services. Our growth may place a significant strain on our managerial, administrative, operational, and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

●	implement additional management information systems;

●	further develop our operating, administrative, legal, financial, and accounting systems and controls;

●	hire additional personnel;

●	develop additional levels of management within our company;

●	locate additional office space;

●	maintain close coordination among our engineering, operations, legal, finance, sales and marketing, and client service and support organizations; and

●	manage our expanding international operations.

As a result, we may lack the resources to deploy our services on a timely and cost-effective basis. Failure to accomplish any of these requirements could impair our ability to deliver services in a timely fashion or attract and retain new customers.

The public health crisis involving the abuse of prescription opioid pain medication could have a material negative effect on our business.

Our Pharmaceutical segment distributes prescription opioid pain medications. In recent years, the abuse of prescription opioid pain medication has become a public health crisis.

A significant number of counties, municipalities and other plaintiffs, including a number of state attorneys general, have filed lawsuits against pharmaceutical manufacturers, pharmaceutical wholesale distributors, retail chains and others relating to the manufacturing, marketing or distribution of prescription opioid pain medications. The defense and resolution of future lawsuits and events relating to these lawsuits could have a material adverse effect on our results of operations, financial condition, cash flows or liquidity or have adverse reputational or operational effects on our business.

Other legislative, regulatory or industry measures related to the public health crisis involving the abuse of prescription opioid pain medication and the distribution of these medications could affect our business in ways that we may not be able to predict. For example, several states have now adopted taxes or other fees on the sale of opioids, and several other states have proposed similar legislative initiatives. These laws and proposals vary in the tax amounts imposed and the means of calculation. Liabilities for taxes or assessments under any such laws could have an adverse impact on our results of operations unless we are able to mitigate them through operational changes or commercial arrangements where permitted.

Our business is subject to rigorous regulatory and licensing requirements.

Our business is highly regulated in the United States, at both the federal and state level, and in foreign countries. If we fail to comply with regulatory requirements, or if allegations are made that we fail to comply, our results of operations and financial condition could be adversely affected.

To lawfully operate our businesses, we are required to obtain and hold permits, product registrations, licenses and other regulatory approvals from, and to comply with operating and security standards of, numerous governmental bodies. For example, as a wholesale distributor of controlled substances, we must hold valid DEA registrations and state-level licenses, meet various security and operating standards, and comply with the Controlled Substances Act (CSA). Failure to maintain or renew necessary permits, product registrations, licenses or approvals, or to comply with required standards, could have an adverse effect on our results of operations and financial condition.

Products that we source and distribute must comply with regulatory requirements. Noncompliance or concerns over noncompliance may result in suspension of our ability to distribute or import products, product bans, recalls or seizures, or criminal or civil sanctions, which, in turn, could result in product liability claims and lawsuits, including class actions.

Changes to the U.S. healthcare environment may not be favorable to us.

Over a number of years, the U.S. healthcare industry has undergone significant changes designed to increase access to medical care, improve safety and patient outcomes, contain costs and increase efficiencies. These changes include adoption of the Patient Protection and Affordable Care Act, a general decline in Medicare and Medicaid reimbursement levels, efforts by healthcare insurance companies to limit or reduce payments to pharmacies and providers, the basis for payments beginning to transition from a fee-for-service model to value-based payments and risk-sharing models, and the industry shifting away from traditional healthcare venues like hospitals and into clinics, physician offices and patients’ homes.

We expect the U.S. healthcare industry to continue to change significantly in the future. Possible changes include repeal and replacement of major parts of the Patient Protection and Affordable Care Act, further reduction or limitations on governmental funding at the state or federal level, efforts by healthcare insurance companies to further limit payments for products and services or changes in legislation or regulations governing prescription pharmaceutical pricing, healthcare services or mandated benefits. These possible changes, and the uncertainty surrounding these possible changes, may cause healthcare industry participants to reduce the number of products and services they purchase from us or the price they are willing to pay for our products and services, which could adversely affect us.

Our business and operations depend on the proper functioning of information systems, critical facilities and distribution networks.

We rely on our and third-party service providers’ information systems for a wide variety of critical operations, including to obtain, rapidly process, analyze and manage data to:

●	facilitate the purchase and distribution of inventory items from distribution centers;

●	receive, process and ship orders on a timely basis;

●	manage accurate billing and collections for thousands of customers;

●	process payments to suppliers; and

●	generate financial information.

Our business also depends on the proper functioning of our critical facilities and our distribution networks. Our results of operations could be adversely affected if our or a service provider’s information systems, critical facilities or distribution networks are disrupted (including disruption of access), are damaged or fail, whether due to physical disruptions, such as fire, natural disaster, pandemic or power outage, or due to cyber-security incidents, ransomware or other actions of third parties, including labor strikes, political unrest and terrorist attacks. Manufacturing disruptions also can occur due to regulatory action, production quality deviations, safety issues or raw material shortages or defects, or because a key product or component is manufactured at a single manufacturing facility with limited alternate facilities.

Consolidation in the U.S. healthcare industry may negatively impact our results of operations.

In recent years, U.S. healthcare industry participants, including distributors, manufacturers, suppliers, healthcare providers, insurers and pharmacy chains, have consolidated or formed strategic alliances. Consolidations create larger enterprises with greater negotiating power, and also could result in the possible loss of a customer where the combined enterprise selects one distributor from two incumbents. If this consolidation trend continues, it could adversely affect our results of operations.

If we make any acquisitions, they may disrupt or have a negative impact on our business.

If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, if at all, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in making an acquisition, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

●	the difficulty of integrating acquired products, services or operations;

●	the potential disruption of the ongoing businesses and distraction of our management and the management of acquired companies;

●	difficulties in maintaining uniform standards, controls, procedures and policies;

●	the potential impairment of relationships with employees and customers as a result of any integration of new management personnel;

●	the potential inability or failure to achieve additional sales and enhance our customer base through cross-marketing of the products to new and existing customers;

●	the effect of any government regulations which relate to the business acquired;

●	potential unknown liabilities associated with acquired businesses or product lines, or the need to spend significant amounts to retool, reposition or modify the marketing and sales of acquired products or operations, or the defense of any litigation, whether or not successful, resulting from actions of the acquired company prior to our acquisition; and

●	potential expenses under the labor, environmental and other laws of various jurisdictions.

Our business could be severely impaired if and to the extent that we are unable to succeed in addressing any of these risks or other problems encountered in connection with an acquisition, many of which cannot be presently identified. These risks and problems could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors and applicable consultants. Our Board of Directors has authority, without action or vote of the stockholders, to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

Stockholders who hold unregistered shares of our common stock will be subject to resale restrictions pursuant to Rule 144, due to the fact that we are deemed to be a former “shell company.”

Pursuant to Rule 144 of the Securities Act (“Rule 144”), a “shell company” is defined as a company that has no or nominal operations; and, either no or nominal assets; assets consisting solely of cash and cash equivalents; or assets consisting of any amount of cash and cash equivalents and nominal other assets. While we do not believe that we are currently a “shell company”, we were previously a “shell company” and are deemed to be a former “shell company” pursuant to Rule 144, and as such, sales of our securities pursuant to Rule 144 may not be able to be made unless we continue to be subject to Section 13 or 15(d) of the Exchange Act, and have filed all of our required periodic reports for at least the previous one year period prior to any sale pursuant to Rule 144. As a result, it may be harder for us to fund our operations and pay our consultants with our securities instead of cash. Our status as a former “shell company” could prevent us from raising additional funds, engaging consultants, and using our securities to pay for any acquisitions (although none are currently planned).

Shares issued to PanOptic will cause significant dilution to existing stockholders.

On January 17, 2019, we entered into a transaction, effective as of January 1, 2019, with PanOptic Health, LLC (“PanOptic”) to: (1) create a new entity, SyncHealth MSO, LLC (“SyncHealth”), owned by our wholly-owned subsidiary, Alliance Pharma Solutions, LLC (“Alliance”) and PanOptic. Pursuant to the terms of the agreement, PanOptic is due up to 14,776,638 shares of our common stock in the event certain quotas are met as of January 1, 2020 and January 31, 2020. Specifically, PanOptic is due 2,273,329 shares if gross revenue recognized by the Company from SyncHealth is at least $5 million from January 1, 2019, through April 30, 2019; 2,273,329 shares if Gross Revenue is at least $8 million from May 1, 2019 to July 31, 2019; 2,652,217 shares if Gross Revenue is at least $12 million from August 1, 2019 through October 31, 2019; and the remaining balance of up to 14,776,638 shares of our common stock if (i) Gross Revenue is at least $50 million from January 1, 2019 to December 31, 2019; or (ii) SyncHealth generates at least $12.5 million in EBITDA during the same period. The issuance of the shares of common stock to PanOptic, if earned, will cause significant dilution to existing stockholders. As of September 30, 2019, none of the quotas have been achieved and none of the shares are due. We have not realized any income from the technology and presently we are in discussions to dissolve this relationship.

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1 billion (subject to adjustment for inflation), (ii) the last day of the end of our 2024 fiscal year (5 years from our first public offering), (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act. For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

Our election not to opt out of JOBS Act extended accounting transition period may not make our financial statements easily comparable to other companies.

Pursuant to the JOBS Act, as an “emerging growth company”, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board (PCAOB) or the SEC. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an “emerging growth company”, can adopt the standard for the private company. This may make a comparison of our financial statements with any other public company which is not either an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The JOBS Act also allows us to postpone the date by which we must comply with certain laws and regulations intended to protect investors and to reduce the amount of information provided in reports filed with the SEC.

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

●	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

●	be exempt from the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd–Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

●	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Securities Exchange Act of 1934, as amended and instead provide a reduced level of disclosure concerning executive compensation; and

●	be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

The Company currently intends to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company’s independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company’s internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which it would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $75 million and annual revenues of less than $50 million during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities from the period from October 1, 2019 to the filing date of this report, which have not previously been disclosed in a prior Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU
Suren Ajjarapu
Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2019

By:	/s/ HOWARD DOSS
Howard Doss
Chief Financial Officer (Principal Accounting/Financial Officer)

Date: October 28, 2019

EXHIBIT INDEX
Incorporated by Reference
Exhibit Number	Description of Exhibit	Filed or Furnished Herewith	Form	Exhibit	Filing Date/Period End Date	File No.

2.1+	Asset Purchase Agreement dated October 23, 2019 between Trxade Group, Inc.’s wholly-owned subsidiary Bonum Health, LLC, a Delaware limited liability company, Bonum Health, LLC, a Florida limited liability company, and Hardikkumar Patel		8-K	2.1	10/28/2019	000-55218
10.1	Form of Securities Purchase Agreement (July 2019 Offering)		8-K	10.1	10/2/2019	000-55218
10.2	Form of Securities Purchase Agreement (September 2019 Offering)		8-K	10.1	10/2/2019	000-55218
10.3%	Securities Purchase Agreement dated October 23, 2019, by and among Trxade Group, Inc. and Bonum Health, LLC, a Florida limited liability company		8-K	10.1	10/28/2019	000-55218
10.4	Form of Registration Rights Agreement dated October 23, 2019, by and among Trxade Group, Inc. and Bonum Health, LLC, a Florida limited liability company		8-K	10.2	10/28/2019	000-55218
10.5	Transition Services Agreement dated October 23, 2019, by and among Trxade Group, Inc. and Bonum Health, LLC, a Florida limited liability company		8-K	10.3	10/28/2019	000-55218
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*	X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**	X
99.1	Charter of the Audit Committee		8-K	99.1	10/28/2019	000-55218
99.2	Charter of the Compensation Committee		8-K	99.2	10/28/2019	000-55218
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Filed herewith.

** Furnished herewith.

+ Certain schedules, exhibits, annexes and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Trxade Group, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedule or exhibit so furnished.

% Certain schedules, annexes and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request; provided, however that Trxade Group, Inc. may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedule or exhibit so furnished.

