Form 10-K
period 2019-12-31
TRXADE GROUP, INC.
filed 2020-03-30
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to______________

001-39199

(Commission File Number)

TRXADE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3840 Land O’ Lakes Boulevard

Land O’ Lakes, Florida 34639

(Address of Principal Executive Office) (Zip Code)

(800) 261-0281

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value Per Share	MEDS	The NASDAQ Stock Market LLC (Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,653,167.

As of March 26, 2020, there were 7,484,370 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders (the “2020 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2020 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

GLOSSARY

The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the pharmaceutical industry:

“ACA” means the Patient Protection and Affordable Care Act, often shortened to the Affordable Care Act, nicknamed Obamacare, which is a U.S. federal statute which provides numerous rights and protections that make health coverage fairer and easier to understand, along with subsidies (through “premium tax credits” and “cost-sharing reductions”) to make it more affordable. The law also expands the Medicaid program to cover more people with low incomes.

“ADR” means Authorized Distributor of Record. Under current federal law, an ADR means a distributor with whom a manufacturer has established an ongoing relationship to distribute such manufacturer’s products.

“ANDA” means an abbreviated new drug application which contains data which is submitted to the FDA for the review and potential approval of a generic drug product.

“CMS” means the Centers for Medicare & Medicaid Services, which is a federal agency within the HHS that administers the Medicare program and works in partnership with state governments to administer Medicaid.

“CSA” means the Controlled Substances Act, the statute establishing federal U.S. drug policy under which the manufacture, importation, possession, use, and distribution of certain substances is regulated.

“DEA” means the Drug Enforcement Administration, a United States federal law enforcement agency under the United States Department of Justice, tasked with combating drug trafficking and distribution within the United States.

“DQSA” means the Drug Quality and Security Act which is a law that amended the FFDCA to grant the FDA more authority to regulate and monitor the manufacturing of compounded drugs.

“FDA” means U.S. The Food and Drug Administration, which is a federal agency of the United States Department of Health and Human Services. The FDA is responsible for protecting the public health by ensuring the safety, efficacy, and security of human and veterinary drugs, biological products, and medical devices; and by ensuring the safety of U.S. food supply, cosmetics, and products that emit radiation.

“FDAAA” means the Food and Drug Administration Amendments Act of 2007 which reviewed, expanded, and reaffirmed several existing pieces of legislation regulating the FDA.

“FFDCA” means the Federal Food, Drug and Cosmetic Act, which is a set of U.S. laws passed by Congress in 1938 giving authority to the FDA to oversee the safety of food, drugs, medical devices, and cosmetics.

“Generic drugs” are copies of brand-name drugs that have exactly the same dosage, intended use, effects, side effects, route of administration, risks, safety, and strength as the original drug.

“HHS”, the U.S. Department of Health and Human Services also known as the Health Department, is a cabinet-level department of the U.S. federal government with the goal of protecting the health of all Americans and providing essential human services.

“HIPPA” means the Health Insurance Portability and Accountability Act of 1996, which has the goal of making it easier for people to keep health insurance, protect the confidentiality and security of healthcare information and help the healthcare industry control administrative costs.

“Individually identifiable health information” is defined by HIPPA to mean information that is a subset of health information, including demographic information collected from an individual, and: (1) is created or received by a health care provider, health plan, employer, or health care clearinghouse; and (2) relates to the past, present, or future physical or mental health or condition of an individual; the provision of health care to an individual; or the past, present, or future payment for the provision of health care to an individual; and (a) that identifies the individual; or (b) with respect to which there is reasonable basis to believe the information can be used to identify the individual.

“Medicaid” is a federal and state health insurance program in the U.S. that helps with medical costs for some people with limited income and resources. Medicaid also offers benefits not normally covered by Medicare, including nursing home care and personal care services.

“Medicare” is a national health insurance program in the U.S. It primarily provides health insurance for Americans aged 65 and older, but also for some younger people with disability status as determined by the Social Security Administration, as well as people with end stage renal disease and amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease).

“NDC” means a National Drug Code, a unique 10-digit, 3-segment number. It is a universal product identifier for human drugs in the United States. The code is present on all nonprescription (OTC) and prescription medication packages and inserts in the U.S. The 3 segments of the NDC identify the labeler, the product, and the commercial package size.

“PBM” means a Pharmacy Benefits Manager. In the United States, a PBM is a third-party administrator of prescription drug programs for commercial health plans, self-insured employer plans, Medicare Part D plans (prescription drug plans), the Federal Employees Health Benefits Program, and state government employee plans.

“PDMA” means the Prescription Drug Marketing Act of 1987. The PDMA establishes legal safeguards for prescription drug distribution to ensure safe and effective pharmaceuticals and is designed to discourage the sale of counterfeit, adulterated, misbranded, subpotent, and expired prescription drugs.

“Pedigree tracking laws” mean laws which help ensure the integrity of the U.S. drug supply chain through the use of drug pedigrees, verifiable written or electronic documents that track each move in a drug’s journey from manufacturer to patient.

“SNI” means Serialized Numerical Identifier. Pursuant to FDA requirements, a product’s SNI has to include the item’s NDC and unique Serial Number (SN).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include:

●	Risks of our operations not being profitable;
●	Claims relating to alleged violations of intellectual property rights of others;
●	Technical problems with our websites;
●	Risks relating to implementing our acquisition strategies;
●	Our ability to manage our growth;
●	Negative effects on our operations associated with the opioid pain medication health crisis;
●	Regulatory and licensing requirement risks;
●	Risks related to changes in the U.S. healthcare environment;
●	The status of our information systems, facilities and distribution networks;
●	Risks associated with the operations of our more established competitors;
●	Regulatory changes;
●	Healthcare fraud;
●	Changes in laws or regulations relating to our operations;
●	Privacy laws;
●	System errors;
●	Dependence on current management;
●	Our growth strategy; and
●	Other risks disclosed below under “Risk Factors”.

You should read the matters described and incorporated by reference in “Risk Factors” and the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements. Other than as required by law, we undertake no obligation to update or revise these forward-looking statements, even though our situation may change in the future.

PART I

ITEM 1.	BUSINESS

INTRODUCTION

This information included in this Annual Report on Form 10-K should be read in conjunction with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report.

Please see the “Glossary” above for a list of abbreviations and definitions used throughout this Report.

Our logo and some of our trademarks and tradenames are used in this Report. This Report also includes trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” beginning on page 17 of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to Trxade Group, Inc., is also based on our good faith estimates.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “NASDAQ: MEDS,” “SEC Filings” page of our website at www.rx.trxade.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website address is www.rx.trxade.com. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

CORPORATE AND ORGANIZATIONAL HISTORY

Background of XCEL

Our Company was incorporated in Delaware on July 15, 2005, as “Bluebird Exploration Company” (“Bluebird”). Bluebird was originally formed to engage in the exploitation of mineral properties. In December 2008, Bluebird changed its name to “Xcellink International, Inc.” (“XCEL”), and subsequently announced that its business plan was being expanded to include the development and marketing of platform-independent customer-centric payment systems and methodologies. XCEL was unable to raise the funds necessary to implement its business strategy, never generated any revenue and was reporting as a “shell” corporation. On January 9, 2014, Trxade Group, Inc., a privately held Nevada corporation, merged with and into XCEL, and XCEL changed its name to “Trxade Group, Inc.”

Background of Trxade

PharmaCycle LLC, a Nevada limited liability company (“PharmaCycle”), was formed in August 2010 by Prashant Patel, our President, to serve as a web-based market platform designed to enable trading among healthcare buyers and sellers of pharmaceuticals, accessories and services. In January 2013, PharmaCycle converted into a Florida corporation and changed its name to Trxade, Inc. (“Trxade Florida”). In May 2013, Trxade Florida created a new wholly-owned subsidiary, Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”). Trxade Nevada acquired Trxade Florida pursuant to a reverse triangular merger, resulting in Trxade Florida becoming a wholly-owned subsidiary of Trxade Nevada (the “Nevada-Florida Merger”). The sole purpose of the Nevada-Florida Merger was to provide for a holding company to own Trxade Florida, the operating company. At all times, up to the Nevada-Florida Merger, Trxade Florida was capitalized exclusively by cash capital contributions from Messrs. Suren Ajjarapu and Patel, our Chief Executive Officer and President, respectively. Immediately following the Nevada-Florida Merger, Messrs. Ajjarapu and Patel collectively owned 99% of Trxade Nevada. After the Nevada-Florida Merger (but prior to the merger with XCEL), Trxade Nevada raised $670,000 through the sale of its preferred stock in private placements made to third party investors.

Reverse Merger with Trxade

On September 26, 2008, Mark Fingarson, the former President, sole Director and controlling shareholder of XCEL, sold 80,000,000 shares of XCEL (prior to the reverse split discussed below and the Reverse Stock Split (defined below)) to XCEL’s then attorney, Ron McIntyre. On November 22, 2013, Trxade Nevada acquired Mr. McIntyre’s controlling interest of 80,000,000 shares in XCEL pursuant to a Purchase and Sale Agreement dated November 7, 2013. At the time of the sale, XCEL had 104,160,000 shares of common stock issued and outstanding, including the 80,000,000 shares of stock acquired by Trxade Nevada (prior to the reverse split discussed below and the Reverse Stock Split).

On December 16, 2013, Trxade Nevada and XCEL entered into a definitive merger agreement (the “Merger Agreement”) providing for the merger (the “Merger”) of Trxade Nevada with and into XCEL, with XCEL continuing as the surviving corporation. The Merger closed on January 8, 2014. Under the terms of the Merger Agreement, we amended our certificate of incorporation and changed our name to “Trxade Group, Inc.,” and changed our trading symbol to “TRXD”.

Recapitalization of Common Stock by a Reverse Split and Increase of Authorized Shares of Stock

We also reversed our issued and outstanding stock at the ratio of one for one thousand (1:1,000) shares effective upon the closing of the Merger (the “Merger Reverse Split”). In connection with the Merger Reverse Split, 104,160,000 outstanding shares of our common stock, including the 80,000,000 shares held by Trxade Nevada, were exchanged for 104,160 post-Merger Reverse Split shares of common stock. As a result of the Merger, Trxade Nevada shareholders holding 28,800,000 shares of common stock and 670,000 shares of Series A Preferred Stock converted their shares on a one-to-one basis into 28,800,000 shares of our common stock and 670,000 shares of our Series A Preferred Stock, for an aggregate total of 29,470,000 shares. Further, 100,000 shares of our common stock (on a post-Reverse Split basis and taking into account the Reverse Stock Split (discussed below)) were issued following the Merger in connection with the conversion of our promissory notes. The 80,000,000 pre-Merger shares held by Trxade Nevada, which amounted to 13,334 shares (on a post-Reverse Split basis and taking into account the Reverse Stock Split), reverted to treasury stock of the Company. Except as otherwise disclosed, the share amounts in the paragraph above have not been adjusted for the Merger Reverse Split or the Reverse Stock Split.

February 2020 Reverse Stock Split and NASDAQ Capital Market Listing

On October 9, 2019, our Board of Directors, and on October 15, 2019, stockholders holding a majority of our outstanding voting shares, approved resolutions authorizing a reverse stock split of the outstanding shares of our common stock in the range from one-for-two (1-for-2) to one-for-ten (1-for-10), and provided authority to our Board of Directors to select the ratio of the reverse stock split in their discretion (the “Stockholder Authority”). On February 12, 2020, the Board of Directors of the Company approved a stock split ratio of 1-for-6 (“Reverse Stock Split”) in connection with the Stockholder Authority and the Company filed a Certificate of Amendment with the Secretary of Delaware to affect the Reverse Stock Split. The Reverse Stock Split became effective at 12:01 a.m. Eastern Standard Time on February 13, 2020. The Reverse Stock Split was completed in order to allow us to meet the initial criteria of the NASDAQ Capital Market.

Our common stock was approved for listing on The NASDAQ Capital Market under the symbol “MEDS”, on February 13, 2020.

Subsidiaries

We own 100% of Trxade Florida. This subsidiary is included in our attached consolidated financial statements and is engaged in the same line of business as Trxade. Trxade Florida is a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

We own 100% of Integra Pharma Solutions, LLC (formerly Pinnacle Tek, Inc., a Florida corporation) founded by Mr. Suren Ajjarapu, our CEO, in 2011 (“INTEGRA”). Until the end of 2016, INTEGRA served as our technology consultant provider, but we discontinued that line of business in 2016. We now intend that INTEGRA serve as our logistics company for pharmaceutical distribution.

We own 100% of Community Specialty Pharmacy, LLC, an independent retail specialty pharmacy with a focus on specialty medications.

We own 100% of Alliance Pharma Solutions, LLC, a Florida limited liability company, which was founded in January 2018 (“Alliance”). Alliance previously owned 30% of SyncHealth MSO, LLC (“SyncHealth”) which was part of a joint venture formed in January 2019 with PanOptic Health, LLC (“PanOptic”) with the goal of enabling independent retail pharmacies to better compete with large national pharmacies on pricing, distribution and logistics. We did not realize any income from the joint venture and we terminated the joint venture agreements pursuant to their terms effective as of January 31, 2020 and assigned the 30% ownership of SyncHealth back to PanOptic. As of February 1, 2020, we own no equity in SyncHealth and only the terms of the agreements relating to confidentiality, non-solicitation and each party’s obligation to cease use of the other party’s intellectual property survive the termination.

We own 100% of Bonum Health, LLC, a Delaware limited liability company which owns our “Bonum Health Hub” assets and operations as discussed in further detail below.

Sale of Westminster

We also owned 100 percent of Westminster Pharmaceuticals LLC, a Delaware limited liability company (“Westminster”), from 2015 through December 31, 2016. Trxade Florida formed Westminster in January 2013 as its wholly-owned subsidiary. This licensed subsidiary provided state-licensed pharmacies and buying groups in the United States with pharmaceuticals approved by the United States Food and Drug Administration (the “FDA”). In late 2015 and early 2016, Westminster entered into multiple supply contracts with wholesale manufacturers of generic pharmaceuticals to begin selling Westminster private label generic pharmaceuticals to our customers.

In December 2016, based on our management’s strategic review of our portfolio of businesses, we committed to a plan to sell our private label generic pharmaceutical businesses. On December 31, 2016, we entered into and consummated the sale of 100% of our equity interests in Westminster, and, in connection with the sale, we exited the private label generic pharmaceuticals business line. We sold Westminster in exchange for (a) the buyer’s cancellation of $1,500,000 of indebtedness owed by us under a senior secured note, (b) our issuance of warrants to purchase 250,000 shares of our common stock (on a post-Reverse Split basis and taking into account the Reverse Stock Split) (the “Warrants”), and (c) the buyer’s assumption of various contracts and obligations of Westminster. We granted the Warrants to the buyer at a strike price of $0.06 per share. The Warrants have an expiration date of five years from date of grant under the terms and conditions of our warrant agreement with the buyer.

Acquisition of Community Specialty Pharmacy, LLC

On October 15, 2018, the Company entered into and consummated the purchase of 100% of the equity interests of Community Specialty Pharmacy, LLC, a Florida limited liability company, (“CSP”), pursuant to the terms and conditions of the Membership Interest Purchase Agreement, entered into by and among the Company as the buyer, and CSP, and Nikul Panchal, the equity owner of CSP, a non-executive officer of the Company (collectively, the “Seller”). The purchase price for the 100% equity interest in CSP was $300,000 in cash, a promissory note issued by the Company in the amount of $300,000, and warrants to purchase 67,585 shares of common stock of the Company (on a post-Reverse Split basis and taking into account the Reverse Stock Split) which vested at the acquisition date, are exercisable for eight (8) years from the issuance date at a strike price of $0.06 per share, and subject to exercise restrictions which lapse over a period of three (3) years.

SyncHealth MSO, LLC Joint Venture

On January 17, 2019, the Company and Alliance Pharma Solutions, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (hereafter “Alliance,” with Alliance and Trxade referred to collectively herein as the “Trxade Parties”), entered into a transaction effective as of January 17, 2019 with PanOptic Health, LLC, a Delaware limited liability company (“PanOptic”), to create a new entity, SyncHealth MSO, LLC (“SyncHealth”) as part of a joint venture to enable independent retail pharmacies to better compete with large national pharmacies on pricing, distribution and logistics. As part of the transaction Alliance owned 30% of SyncHealth. We did not realize any income from the joint venture and we terminated the joint venture agreements pursuant to their terms effective as of January 31, 2020 and assigned the 30% ownership of SyncHealth back to PanOptic. As of February 1, 2020, we own no equity in SyncHealth and only the terms of the agreements relating to confidentiality, non-solicitation and each party’s obligation to cease use of the other party’s intellectual property survive the termination.

Bonum Health Asset Acquisition

On October 23, 2019 (the “Closing Date”), Bonum Health, LLC, a Delaware limited liability company, and a then newly formed wholly-owned subsidiary of the Company (“Bonum Health”) entered into an Asset Purchase Agreement with Bonum Health, LLC, a Florida limited liability company (“Seller”) and Hardikkumar Patel, the sole member of the Seller (the “Member”). Pursuant to the Asset Purchase Agreement, the Company (through Bonum Health) acquired from the Seller, certain specified assets and certain specified contracts associated with the assets of the Seller’s operation as a telehealth service provider (the Tele Meds Platform)(the “Assets”). Included with the acquisition of the Assets, were contracts (relating to the Assets), intellectual property for the Bonum Health Tele Medicine software & Technology and personal computers. The Company agreed to provide the Seller consideration equal to 41,667 shares of restricted common stock of the Company at the closing (the “Closing Shares”), and that the Seller had the right to earn up to an additional 108,334 shares of restricted common stock of the Company following the closing (the “Milestone Shares” and collectively with the Closing Shares, the “APA Shares”), as follows:

1. 40,000 shares upon the placement, by the Company, of 40 in-store wellness kiosks, utilizing the Tele Meds Platform, on or before the first anniversary of the Closing Date;

2. 34,167 shares upon placement, by the Company, of 70 in-store wellness kiosks utilizing the Tele Meds Platform, on or before the first anniversary of the Closing Date; and

3. 34,167 shares upon placement, by the Company, of 100 in-store wellness kiosks utilizing the Tele Meds Platform on or before the first anniversary of the Closing Date.

The Asset Purchase Agreement includes a three year non-compete requirement, prohibiting the Seller and the Member from competing against the Assets, customary representations and indemnification obligations, subject to a $25,000 minimal claim amount and certain limitations on liability disclosed in the Asset Purchase Agreement. Subsequent to the acquisition, the Company determined that the assets were not usable and wrote off the value of the assets amounting to approximately $369,000.

The Asset Purchase Agreement also requires the Company to fund up to $600,000 in connection with remote hub installation, marketing and IT, subject to certain milestones set forth in the Asset Purchase Agreement (the “Funding Obligation”).

Contemporaneously with the Asset Purchase Agreement, the Company and Seller also entered into a Stock Purchase Agreement, Registration Rights Agreement and Transition Services Agreement.

Pursuant to the Stock Purchase Agreement entered into between the Company and the Seller, the Seller made certain representations to the Company in order for the Company to confirm that an exemption from registration existed for the issuance of the Closing Shares and will exist for the issuance of the Milestone Shares.

Pursuant to the Registration Rights Agreement entered into between the Company and the Seller, the Company provided the Seller piggyback registration rights in connection with the APA Shares. The Registration Rights Agreement contained customary indemnification obligations of the parties.

The Transition Services Agreement (“Services Agreement”) entered into between the Seller and the Company, requires the Seller and Member to provide installation and support and maintenance services for the installation of up to one hundred (100) remote telemedicine “Kiosks” in locations to be determined by the Company and to be available to answer questions and provide guidance as reasonably requested by the Company for a period of not more than one year.

BUSINESS OF TRXADE

Our Principal Products and Services and their Markets.

Trxade.com is a web-based pharmaceutical marketplace engaged in promoting and enabling commerce among independent pharmacies and large pharmaceutical suppliers nationally. Our marketplace has hundreds of suppliers providing over 20,000 branded and generic drugs available for purchase by pharmacists. We already serve over 10,000 independent pharmacies. Access to Trxade’s proprietary pharmaceutical database, data analytics regarding medication pricing, and manufacturer return policies. We generate revenue from these services by charging a transaction fee to the seller of the products for sales conducted via the Trxade platform. The buyers do not bear the cost of transaction fees for the purchases that they make, nor do they pay a fee to join or register with our platform. Substantially all of our revenues during the years ended December 31, 2019, and 2018, were from platform revenue generated on www.Trxade.com. For additional information, please visit us at http://www.trxadegroup.com, http://www.trxade.com, and http://www.delivmeds.com. Information on our websites is not incorporated by reference into this Form 10-K.

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

Integra Pharma Solutions, LLC. INTEGRA is intended to serve as our logistics company for pharmaceutical distribution.

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

Trxademso. Trxademso technology was developed in early 2019 as part of the SyncHealth MSO, LLC joint venture to develop technology that could potentially assist independent retail pharmacies to compete better with large national pharmacies on prescription generation workflow optimization, pricing, distribution and logistics. We did not realize any income from the joint venture and we terminated the joint venture agreements pursuant to their terms effective as of January 31, 2020 and assigned the 30% ownership of SyncHealth back to PanOptic. As of February 1, 2020, we own no equity in SyncHealth and only the terms of the agreements relating to confidentiality, non-solicitation and each party’s obligation to cease use of the other party’s intellectual property survive the termination.

Bonum Health. The “Bonum Health Hub”, a self-enclosed, free standing virtual examination room, was launched by the Company’s wholly-owned Bonum Health, LLC subsidiary, in November 2019 and is expected to be operational in April 2020. The “Bonum Health Hub”, which planned to be placed in various independent retail pharmacies in rural and urban areas to provide care for patients that otherwise would not be able to afford primary or collaborative care. Each “Bonum Health Hub” will feature an online interface that will expand the power of the Bonum Health application into a digital, face-to-face platform that brings patients and physicians eye-to-eye in a fully secure, private setting. This will allow for more substantial and effective dialogue about sensitive conditions and other collaborative care concerns. The “Bonum Health Hubs” will include a screen for two-way video communication, the necessary medical equipment for the services available, and a table and chair for in-person consultations. The Health Hubs will be compatible with the “Bonum Health app”, which provides an overall healthcare experience comparable to a Primary Care practitioner, and an online portal as a personal electronic medical record and scheduling system. Following the results of the Company’s initial pilot program of the “Bonum Health Hub”, which is currently planned to be located in two Benzer Pharmacy locations in Florida, the Company plans to expand such hubs into its network of over 11,000 independently registered pharmacies.

All of our product offerings are focused on the United States markets. Some products are restricted just to certain states, depending upon the various applicable state regulations and guidelines pertaining to pharmaceuticals, particularly, and drug businesses, generally. Our services are distributed through our online platform.

Organizational Structure

The diagram below depicts our current organizational structure:

Discontinued Operations:

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

Recent Transactions:

On February 13, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with Dawson James Securities, Inc. (the “Representative”), as representative of the several underwriters named therein, relating to the sale of 806,452 shares of common stock in a firm commitment underwritten offering (the “Offering”). The transactions contemplated by the Underwriting Agreement closed on February 18, 2020 (the “Closing Date”), at which time we sold 806,452 shares of common stock to the underwriters. On February 21, 2020, the Representative exercised their overallotment option and purchased an additional 115,767 shares of common stock. The shares were sold at a public offering price of $6.50 per share.

The Company paid the underwriters a cash fee equal to 8% of the aggregate gross proceeds received by the Company in connection with the Offering and reimbursed certain expenses. The Company received net proceeds of approximately $5.3 million from the Offering. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes and possibly to fund acquisitions of other companies, products or technologies.

The shares were sold pursuant to a registration statement on Form S-1 (Registration No. 333-235540) that was declared effective by the SEC on February 13, 2020.

Pursuant to the Underwriting Agreement, the Company agreed, subject to certain exceptions, not to offer, issue or sell any shares of common stock or securities convertible into or exercisable or exchangeable for shares of common stock for a period of one hundred and eighty (180) days without the prior written consent of the Representative.

In connection with the Offering, each of our officers, directors, and certain holders of our outstanding securities have agreed, subject to certain exceptions, not to offer, issue, sell, contract to sell, encumber, grant any option for the sale of or otherwise dispose of any shares of our common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock for a period of one hundred eighty (180) days after the Offering is completed, without the prior written consent of the Representative.

The Pharmaceutical Industry

According to the 2013-14 Economic Report on Retail, Mail, and Specialty Pharmacies by Adam J. Fein, Ph.D. (the “Fein Report”), United States pharmaceutical companies comprise a burgeoning $330 billion industry consisting of over 65,000 pharmacy facilities and 700 DEA-registered (and 1,500 State-licensed) suppliers. Management believes that few platforms are currently in place to bring these participants together to share market knowledge, product pricing transparency and product availability. According to this, the pharmaceutical market is comprised primarily of three wholesalers that control an estimated approximately 92% of the market. Our management believes that this concentration has, over the years, led to a lack of price and cost transparency, thereby resulting in severe limitations on the purchasing choices of industry participants. These market dynamics have enabled these large wholesalers (McKesson, Cardinal Health and AmerisourceBergen), known as ADR distributors, to dominate the industry with respect to both generic and brand pharmaceuticals. The increasing concentration of generic medications (ANDA or Abbreviated New Drug Application), however, with many more expected to go to market in the near future (approximately $80 billion in branded medications lost their patent protection from 2008 to 2018, according to an article in Drug Topics from August 2004, called “Big Pharma uses effective strategies to battle generic competitors”, by Martin Sipkoff), have enabled smaller suppliers’ access to an increasing number of medications at highly discounted prices. The market is slowly changing towards one where medications will become commoditized and influenced by price rather than the business relationships imposed by the dominant participants of the past.

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

We expect to face competition from the three large ADR distributors (McKesson, Cardinal Health and AmerisourceBergen), other pharmaceutical distributors, buying groups, software products, and other start-up companies. Most of our competitors’ operations have substantially greater financial- and manufacturer-backed resources, longer operating histories, greater name recognition, and more established relationships in the industry.

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

Buying Groups.

Buying Groups provide discounted prices to their members by negotiating better pricing with one primary wholesaler, while charging administrative fees generally ranging from 3 to 5 percent. Some Buying Groups are structured like co-operatives (such as Independent Pharmacy Cooperative (IPC) and American Pharmacy Cooperative, Inc. (APCI) and offer their members monthly or quarterly rebates. Although they can function well to bring pricing competition to the industry, they often offer rebates only after the purchase. Management does not believe Buying Groups will provide long-term savings to customers with this model given the increased transparency and competition in the industry.

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

Telehealth Providers

We also anticipate facing competition in the telehealth industry (in connection with our planned “Bonum Health Hubs”) from current and future health care companies in the telehealth market including, Teladoc Health, Inc., MDLive, Inc., American Well Corporation and Grand Rounds, Inc., among other smaller industry participants.

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

Dependence on One or More Major Customers.

As of the date of this filing, we have over 10,000 independent pharmacies and over 30 pharmaceutical suppliers as customers, with a market potential of approximately 24,000 independent pharmacies and 1,500 regional and local suppliers. We have a working relationship with over 25 wholesalers and the nation’s largest buying group. Although we believe those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the largest wholesalers decided no longer to do business with Trxade, the resulting supplier void would materially and adversely affect our competitiveness in the marketplace.

Intellectual Property.

Although we believe that our name and brand are protected by applicable state common law trademark laws, we do not currently have any registered trademarks, patents, concessions, licenses, royalty agreements, or franchises other than “Trxade” (Serial Number 86021305), “RxGuru” (Serial Number 86024745) and our pharmaceutical pricing benchmarks, PAC. Our business operates under a proprietary software system which includes trade secrets within our database, business practices and pricing model.

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

At the federal level the implementation of the track and trace legislation which went into effect in 2018, requires the use of pharmaceutical pedigree to track the movement of pharmaceuticals along the supply chain. The costs of complying with this new legislation may be too burdensome for many of the smaller suppliers.

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

Potential New Regulations

In addition to the above, regulatory mandates in response to certain unexpected events, such as viral outbreaks, could negatively impact sales. For example, in December 2019 an outbreak of a coronavirus surfaced in China and has resulted, and may continue to result, in government mandates in China and other markets, including the United States, to address public health concerns which could include, but not be limited to, restrictions on public gatherings and restrictions on companies’ (including our) ability to conduct normal business operations.

Price gouging may be an issue in the coming months due to the coronavirus and responses thereto; as of the date of this Report, 34 states have enacted price gouging laws of one kind or another. The laws vary from state to state, but one constant throughout is a prohibition to charge “excessive” or “unconscionable” prices for consumer goods. Some states define “excessive” or “unconscionable” while others define what makes a prima facia case for price gouging and what constitutes a prima facia defense, shifting the burden of proof to the accuser. In almost all of the 34 states with price gouging laws on the books, a price is excessive or unconscionable if the price of a good has increased, in some states by a certain percentage, over the price of the good prior to the onset of the abnormal disruption of the market. Some states have clearly excepted from the price gouging definition a rise in prices caused by an increase in the merchant’s cost of delivering that good for sale – whether it be increased shipping costs, gasoline prices or simply the cost of the good itself. Other states have less defined exceptions – Virginia for example only treats the fact of increased input costs as a merchant’s prima facia defense to an accusation of price gouging. Several states except from the price gouging definition prices that do not exceed a normal margin (i.e., the merchant’s margin immediately prior to the market disruption) PLUS 10%. In general, while the law may not specifically define what constitutes an “unconscionably excessive price,” the statutes typically provide that a price may be “unconscionably excessive” if: the amount charged represents a “gross disparity” from the price such goods or services were sold or offered for sale immediately prior to the onset of the abnormal disruption of the market. Merchants may provide evidence that justifies their higher prices were justified by increased costs beyond their control. We will need to comply with the excessive price statutes; as of the date of this Report, we believe we were in compliance with all 34 states’ price gouging laws.

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act (“JOBS Act”) was enacted into law. The JOBS Act provides, among other things:

●	Exemptions for “emerging growth companies” from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;

●	Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Exchange Act;

●	Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

●	Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

●	Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an “emerging growth company” if its initial public offering (“IPO”) of common equity securities was affected after December 8, 2011 and the company had less than $1.07 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an “emerging growth company” after the earliest of

(i)	the completion of the fiscal year in which the company has total annual gross revenues of $1.07 billion or more,

(ii)	the completion of the fiscal year of the fifth anniversary of the company’s IPO;

(iii)	the company’s issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or

(iv)	the company becoming a “larger accelerated filer” as defined under the Exchange Act.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact the Company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an “emerging growth company” pursuant to the Securities Act, will differ from registration statements filed by other companies as follows:

(i)	audited financial statements required for only two fiscal years (provided that “smaller reporting companies” such as the Company are only required to provide two years of financial statements);

(ii)	selected financial data required for only the fiscal years that were audited (provided that “smaller reporting companies” such as the Company are not required to provide selected financial data as required by Item 301 of Regulation S-K); and

(iii)	executive compensation only needs to be presented in the limited format now required for “smaller reporting companies”.

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the Rules and Regulations of the SEC already provide certain of these exemptions for smaller reporting companies. The Company is a smaller reporting company. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs to include audited financial statements for its two most current fiscal years with no required tabular disclosure of contractual obligations.

The JOBS Act also exempts the Company’s independent registered public accounting firm from having to comply with any rules adopted by the Public Company Accounting Oversight Board (“PCAOB”) after the date of the JOBS Act’s enactment, except as otherwise required by SEC rule.

The JOBS Act further exempts an “emerging growth company” from any requirement adopted by the PCAOB for mandatory rotation of the Company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company’s independent registered public accounting firm to file a report on the Company’s internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company’s internal control over financial reporting.

Section 102(a) of the JOBS Act exempts “emerging growth companies” from the requirements in §14A(e) of the Exchange Act for companies with a class of securities registered under the Exchange Act to hold stockholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an “emerging growth company” can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The JOBS Act also permits research reports by a broker or dealer about an “emerging growth company” regardless of whether such report provides sufficient information for an investment decision. In addition, the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of research reports on the “emerging growth company’s” initial public offerings (IPOs).

Section 106 of the JOBS Act permits “emerging growth companies” to submit registration statements under the Securities Act on a confidential basis provided that the registration statement and all amendments thereto are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow “emerging growth companies” to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of the transition period.

Research and Development.

During the last two fiscal years, Trxade.com, InventoryRx.com, Pharmabayonline, and RxGuru have been developed as proprietary software. For the years ended December 31, 2019 and 2018, $647,140 and $949,948, respectively, was spent by the Company in technology activities, which were included in General and Administrative expenses. None of these expenses were borne directly by customers.

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

Employees

Currently, we have 29 full-time employees. We also utilize numerous outside consultants. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees to be satisfactory.

Seasonality

Our business is not directly affected by seasonal fluctuations but is affected indirectly by the fall and winter flu season, to the extent it leads to an increased demand for certain generic pharmaceuticals.

ITEM 1A.	RISK FACTORS

You should be aware that there are substantial risks for an investment in our common stock. You should carefully consider these risk factors before you decide to invest in our common stock.

If any of the following risks were to occur, such as our business, financial condition, results of operations or other prospects, any of these could materially affect our likelihood of success. If that happens, the market price of our common stock, if any, could decline, and prospective investors would lose all or part of their investment in our common stock.

Risks Related to Our Business Operations

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below. This section discusses factors that, individually or in the aggregate, could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. It is not possible to predict or identify all such factors. Consequently, the following description of Risk Factors is not a complete discussion of all potential risks or uncertainties applicable to our business.

We were recently unprofitable and we may incur losses in the future.

In 2017, we became profitable for the first time; in prior years, we were unprofitable and generated a net accumulated deficit of $8,120,113. Our current business model has been in constant and improved development since 2010 with results that culminated in our first profit for the year ended December 31, 2017. Revenues generated from our consolidated operations for the years ended December 31, 2019 and 2018 were $7,436,264 and $3,831,778, respectively.

We incurred a net loss of $284,428 for the year ended December 31, 2019 compared to net income of $9,038 for the year ended December 31, 2018. We may incur other losses in the foreseeable future due to the significant costs associated with our business development, including costs associated with maintaining compliance under SEC reporting standards. We cannot assure you that our operations will annually generate sufficient revenues to fund our continuing operations or to fully implement our business plan, and thereafter sustain profitability in any future period.

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the start and growth of a business, the implementation and execution of our business plan, and the regulatory environment affecting the distribution of pharmaceuticals in which we operate.

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

Management anticipates that we will require additional working capital in the future to pursue continued development of products, services, and marketing operations. We cannot accurately predict the timing and amount of such capital requirements. Additional financing may not be available to us when needed or, if available, it may not be obtained on commercially reasonable terms. If we are not able to obtain the necessary additional financing on a timely or commercially reasonable basis, we will be forced to delay or scale down some or all of our development activities (or perhaps even cease the operation of our business).

We have no commitments for any additional financing, and such commitments may not be obtained on favorable terms, if at all. Any additional equity financing will be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital, and other financial and operational matters. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion, which could have a material adverse effect on us.

Failure to adequately manage our planned aggressive growth strategy may harm our business or increase our risk of failure.

For the foreseeable future, we intend to pursue an aggressive growth strategy for the expansion of our operations through increased product development and marketing. Our ability to rapidly expand our operations will depend upon many factors, including our ability to work in a regulated environment, market value-added products effectively to independent pharmacies, establish and maintain strategic relationships with suppliers, and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand may have a materially adverse effect on our business, results of operations, and financial condition. Accordingly, we may be unable to achieve our targets for sales growth, and our operations may not be successful or achieve anticipated operating results.

Additionally, our growth may place a significant strain on our managerial, administrative, operational, and financial resources and our infrastructure. Our future success will depend, in part, upon the ability of our senior management to manage growth effectively. This will require us to, among other things:

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

Our business is subject to rigorous regulatory and licensing requirements.

As described in greater detail in “Item 1. Business”, above, our business is highly regulated in the United States, at both the federal and state level, and in foreign countries. If we fail to comply with regulatory requirements, or if allegations are made that we fail to comply, our results of operations and financial condition could be adversely affected.

To lawfully operate our businesses, we are required to obtain and hold permits, product registrations, licenses and other regulatory approvals from, and to comply with operating and security standards of, numerous governmental bodies. For example, as a wholesale distributor of controlled substances, we must hold valid DEA registrations and state-level licenses, meet various security and operating standards, and comply with the Controlled Substances Act (CSA). Failure to maintain or renew necessary permits, product registrations, licenses or approvals, or to comply with required standards, could have an adverse effect on our results of operations and financial condition. We are also required to comply with various state pricing gouging laws. Products that we source and distribute must also comply with regulatory requirements.

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

We expect to compete with the three largest ADR distributors (McKesson, Cardinal Health and AmerisourceBergen), in addition to other pharmaceutical distributors, buying groups, software products, and various start-up drug companies. Many of these operations have substantially greater financial and manufacturer-backed resources, longer operating histories, greater name recognition and more established relationships in the industry than us. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may establish a more favorable footing in the pharmaceutical industry with respect to pricing or other factors. Our failure to compete successfully with any of these companies would have a material adverse effect on our business and the trading price of our common stock.

The three distributors listed above have a strong control over our industry, as they have contracts with the 24,000 independent, retail pharmacies that limit the participants’ ability to purchase pharmaceuticals outside of those primary distributors. Additional restrictive elements exist within the pharmaceutical channels of distribution. For example, a number of the inventory management systems, either developed by the distributors or third-party vendors, have been developed to require compliance to these restrictive purchasing agreements. Management anticipates that other existing and prospective competitors will adopt technologies or business plans similar to ours, or seek other means to develop operations competitive with ours, particularly if our development of large-scale production progresses as scheduled.

We will need to expand our member base or our profit margins to attain profitability.

Currently, we are paid an administrative fee of up to 6 percent of the buying price on the generic pharmaceuticals sold to pharmacies and up to 1 percent on brand pharmaceuticals that pass through our pharmaceutical exchanges. Our management is aware that the competitiveness of the group of suppliers that participate in our system and price products on our exchange is a key factor in determining how many purchasing pharmacies and wholesalers will purchase products through our platforms. However, price is not the only factor that influences where retail pharmacies will obtain their product. Quality fulfillment services are also important, and retail pharmacies have historically received quality fulfillment services from the three major ADR distributors. In order to be more competitive, we must improve our customer service and wholesaler fulfillment efforts, because the independent, retail pharmacy has for years considered this element of the fulfillment process as important as price. Other factors influencing the pharmacies purchasing behavior in the future will be changes brought upon by the ACA, which regulates some aspects of pharmaceutical spending and pricing. Management believes that we should benefit substantially from our pricing and product knowledge that is offered by our platform.

Profitability may be further increased as a result of lower cost of goods, should the Company build stronger relationships with manufacturers and other larger buying groups that serve wholesalers and distributors. On a larger scale, those margins are expected to drop depending upon the breadth of products provided in the market and the sale turn rates required. We are currently undertaking a significant effort to increase our membership base through attendance at annual conferences and other strategies. Trxade has an expanded e-mail marketing strategy based on our competitive price advantages and price trend analysis tools.

There are inherent risks associated with our operations within the Pharmaceutical Distribution Markets.

There are inherent risks involved with doing business within the pharmaceutical distribution market, including:

●	Improperly manufactured products may prove dangerous to the end consumer.
●	Products may become adulterated by improper warehousing methods or modes of shipment.
●	Counterfeit products or products with fake pedigree papers.
●	Unlicensed or unlawful participants in the distribution channel.
●	Risk with default and the assumption of credit loss.
●	Regulatory risks.
●	Risk related to the loss of supply, or the loss of a number of suppliers, or in the delay of obtaining the supply of drugs.

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

We may apply working capital and future funding to uses that ultimately do not improve our operating results or increase the value of our securities.

In general, we have complete discretion over the use of our working capital and any new investment capital we may obtain in the future. Because of the number and variety of factors that could determine our use of funds, our ultimate expenditure of funds (and their uses) may vary substantially from our current intended operating plan for such funds.

We intend to use existing working capital and future funding to support the development of our products and services, product purchases in our wholesale distribution division, the expansion of our marketing, or the support of operations to educate our customers. We will also use capital for market and network expansion, acquisitions, and general working capital purposes. However, we do not have more specific plans for the use and expenditure of our capital. Our management has broad discretion to use any or all of our available capital reserves. Our capital could be applied in ways that do not improve our operating results or otherwise increase the value of a stockholder’s investment.

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

We are dependent upon the efforts of our current management. All of our officers and directors have duties and affiliations with other companies. Even though these companies are not competitors or involved in pharmaceutical distribution, involvement of our officers and directors in other businesses may still present a conflict of interest regarding decisions they make for Trxade or with respect to the amount of time available for Trxade. The loss of any of our officers or directors and, in particular, Mr. Patel or Mr. Ajjarapu, could have a materially adverse effect upon our business and future prospects.

We do not have key-man life insurance upon the life of any of our officers or directors. While our management team has considerable information technology and entrepreneurial experience, none of our management was involved in pharmaceutical distribution prior to joining the Company and, as such, did not have any technical experience in pharmaceutical distribution prior to joining us. Upon obtaining adequate funding, management intends to hire qualified and experienced personnel, including additional officers and directors, and specialists, professionals and consulting firms to advise management, as needed; however, management may not be successful in raising the necessary funds in respect of recruiting, hiring and retaining such qualified individuals and firms.

We rely on third party contracts.

We depend on others to provide products and services to us. We do not manufacture pharmaceuticals and we do not sell pharmaceuticals to the end consumer. We do not control these wholesalers, suppliers and purchasers and, although our arrangements with them will be terminable or of limited length, a change may be difficult to implement. At this time, we have a working relationship with over 50 wholesalers and the nation’s largest buying group. Although we believe that those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the wholesalers decided no longer to do business with us, that supplier void would materially and adversely affect our competitiveness in the marketplace.

Rapid technological change in our industry presents us with significant risks and challenges.

Our industry is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to develop or to acquire and market new services. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete.

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

Epidemics, including the recent outbreak of coronavirus, and other crises could negatively impact our business and results of operations.

Our results of operations could be harmed if the fear of communicable and rapidly spreading diseases or other crises such as natural disasters result in travel restrictions or cause people to avoid group meetings or gatherings or interactions with other people. It is difficult to predict the impact on our business, if any, of the emergence of new epidemics or other crises. We currently anticipate that the outbreak of the 2019-2020 Wuhan, China coronavirus, the global response to such coronavirus, including travel restrictions and quarantines that governments are instituting, may have a significant negative impact on our results of operations, the production of pharmaceuticals and our ability to timely obtain pharmaceuticals for resale. In addition, if we experience further production difficulties, quality control problems or further shortages in supply of pharmaceuticals, this could also could harm our business and results of operations, any of which could have a material adverse effect on our operations and the value of our securities. Currently, we are experiencing reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that we anticipate will have a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines. In addition, employee sicknesses and remote working environments related to the coronavirus and the federal, state and local responses to such virus, could materially impact our consolidated results for the first quarter and full year for 2020.

The Company’s employees started working remotely around March 17, 2020, and as a result, productivity may drop, which could impact revenues and profitability.

Additionally, as a result of the recent coronavirus outbreak, various states have adopted price gouging laws. Our failure to comply with such laws and regulations could subject us to claims, penalties, fines or lawsuits.

Risks Relating to Our Information Systems; Technology and Intellectual Property

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

We rely on network and information systems and other technologies and a disruption, cyber-attack, failure or destruction of such networks, systems, or technologies disrupt our business or result in liability.

Network and information systems and other technologies, including those related to our computer, data back-up and processing systems, network management, customer service operations and programming delivery, are critical to our business activities. Network and information systems-related events, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in a degradation or disruption of our services or damage to our properties, equipment and data. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future.

The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on cloud servers. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that these events and security breaches will not occur in the future. Moreover, we may provide certain confidential, proprietary and personal information to third parties in connection with our businesses, and while we obtain assurances that these third parties will protect this information, there is a risk that this information could be compromised.

If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data and interruptions or delays in our ability to perform critical functions, which could adversely affect our business and results of operations. In addition, we are currently making, and expect to continue to make, substantial investments in our information technology systems and infrastructure, some of which are significant. Upgrades involve replacing existing systems with successor systems, making changes to existing systems, or cost-effectively acquiring new systems with new functionality. Implementing new systems carries significant potential risks, including failure to operate as designed, potential loss or corruption of data or information, cost overruns, implementation delays, disruption of operations, and the potential inability to meet business and reporting requirements. While we are aware of inherent risks associated with replacing these systems and believe we are taking reasonable action to mitigate known risks, these technology initiatives may not be deployed as planned or may not be timely implemented without disruption to our operations.

There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences.

The Company’s business requires it to use, transmit and store confidential information including, among other things, personally identifiable information (“PII”) with respect to the Company’s customers and employees. The Company devotes significant resources to network and data security, including through the use of encryption and other security measures intended to protect its systems and data. But these measures cannot provide absolute security, and losses or unauthorized access to or releases of confidential information occur and could materially adversely affect the Company’s reputation, financial condition and operating results. The Company’s business also requires it to share confidential information with third parties. Although the Company takes steps to secure confidential information that is provided to third parties, such measures are not always effective and losses or unauthorized access to or releases of confidential information occur and could materially adversely affect the Company’s reputation, financial condition and operating results.

For example, the Company may experience a security breach impacting the Company’s information technology systems that compromises the confidentiality, integrity or availability of confidential information. Such an incident could, among other things, impair the Company’s ability to attract and retain customers for its products and services, impact the Company’s stock price, materially damage supplier relationships, and expose the Company to litigation or government investigations, which could result in penalties, fines or judgments against the Company.

The Company has implemented systems and processes intended to secure its information technology systems and prevent unauthorized access to or loss of sensitive data. As with all companies, these security measures may not be sufficient for all eventualities and may be vulnerable to hacking, employee error, malfeasance, system error, faulty password management or other irregularities. In addition to the risks relating to general confidential information described above, the Company is also subject to specific obligations relating to health data and payment card data. Health data is subject to additional privacy, security and breach notification requirements, and the Company can be subject to audit by governmental authorities regarding the Company’s compliance with these obligations. If the Company fails to adequately comply with these rules and requirements, or if health data is handled in a manner not permitted by law or under the Company’s agreements with healthcare institutions, the Company could be subject to litigation or government investigations, may be liable for associated investigatory expenses, and could also incur significant fees or fines.

Under payment card rules and obligations, if cardholder information is potentially compromised, the Company could be liable for associated investigatory expenses and could also incur significant fees or fines if the Company fails to follow payment card industry data security standards. The Company could also experience a significant increase in payment card transaction costs or lose the ability to process payment cards if it fails to follow payment card industry data security standards, which would materially adversely affect the Company’s reputation, financial condition and operating results.

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

Risks Associated with Our Planned “Bonum Health Hub” Telemedicine Services

Our telehealth business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide services in certain jurisdictions.

Our ability to conduct telehealth services in a particular U.S. state is dependent upon the applicable laws governing remote healthcare and the practice of medicine and healthcare delivery in general in such location which are subject to changing political, regulatory and other influences. With respect to telehealth services, which we plan to offer through our “Bonum Health Hubs”, such services and our ability to offer such services are subject to rules established or interpreted by state medical boards and whether such boards consider such “Bonum Health Hubs” services to be the practice of medicine. The definition of practicing medicine is subject to change and open to evolving interpretations by medical boards and state attorneys generals, among others. Accordingly, we must monitor our compliance with laws in the jurisdictions in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Additionally, it is possible that the laws and rules governing the practice of medicine, including remote healthcare, in one or more jurisdictions may change in a manner which negatively effects our ability to operate. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

In our telehealth business, we will be dependent on our relationships with affiliated professions and our business would be adversely affected if those relationships were disrupted.

There is a risk that state authorities in some jurisdictions may find that contractual relationships with physicians providing telehealth violate laws prohibiting the corporate practice of medicine. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers. A material change in our relationship with our healthcare providers, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services through our planned “Bonum Health Hub”, and could have a material adverse effect on our business, financial condition and results of operations.

The telehealth market is immature and volatile.

With respect to our planned “Bonum Health Hub” telehealth services, the market for such services is new and unproven, and it is uncertain whether it will achieve consumer acceptance and market adoption. The success of our “Bonum Health Hub” will depend to a substantial extent on the willingness of patients to use new technologies such as our planned “Bonum Health Hubs”. Negative publicity concerning our “Bonum Health Hubs” or the telehealth market as a whole, could limit market acceptance of the “Bonum Health Hubs”. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our “Bonum Health Hubs”. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations.

Our “Bonum Health Hub” telehealth business will depend on our ability to maintain and expand a network of qualified providers.

The success of our “Bonum Health Hubs” is dependent upon our ability to maintain a network of qualified telehealth providers. If we are unable to recruit and retain board-certified physicians and other healthcare professionals, it would have a material adverse effect on our “Bonum Health Hubs” business and ability to grow such operations. We may not be willing to pay the costs demanded by such services providers and/or changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers may make such providers harder or more expensive to find and contract with. The result of the above may be that our “Bonum Health Hubs” are unsuccessful, which may result in a material adverse effect to our operations.

Risks Associated with Our Governing Documents and Delaware Law

Our certificate of incorporation provides for indemnification of officers and directors at our expense and limits their liability, which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers or directors.

Our Certificate of Incorporation provides for indemnification as follows: “To the fullest extent permitted by applicable law, the Corporation is authorized to provide indemnification of, and advancement of expenses to, such agents of the Corporation (and any other persons to which Delaware law permits the Corporation to provide indemnification) through Bylaw provisions, agreements with such agents or other persons, vote of stockholders or disinterested directors or otherwise, in excess of the indemnification and advancement otherwise permitted by Section 145 of the Delaware General Corporation Law, subject only to limits created by applicable Delaware law (statutory or non-statutory), with respect to actions for breach of duty to the Corporation, its stockholders and others.”

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with our activities, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors is likely to materially reduce the market and price for our shares.

Our certificate of incorporation contains a specific provision that limits the liability of our directors for monetary damages to the Company and the Company’s stockholders and requires us, under certain circumstances, to indemnify officers, directors and employees.

The limitation of monetary liability against our directors, officers and employees under Delaware law and the existence of indemnification rights to them may result in substantial expenditures by us and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation contains a specific provision that limits the liability of our directors for monetary damages to the Company and the Company’s stockholders. We also have contractual indemnification obligations under our employment and engagement agreements with our executive officers and directors. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against our directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers, even though such actions, if successful, might otherwise benefit us and our stockholders.

Our directors have the right to authorize the issuance of shares of preferred stock and additional shares of our common stock.

Our directors, within the limitations and restrictions contained in our certificate of incorporation and without further action by our stockholders, have the authority to issue shares of preferred stock from time to time in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption, liquidation preferences and any other preferences, special rights and qualifications of any such series. Any issuance of shares of preferred stock could adversely affect the rights of holders of our common stock. Should we issue additional shares of our common stock at a later time, each investor’s ownership interest in our stock would be proportionally reduced.

Anti-takeover provisions may impede the acquisition of Trxade.

Certain provisions of the Delaware General Corporation Law (DGCL) have anti-takeover effects and may inhibit a non-negotiated merger or other business combination. These provisions are intended to encourage any person interested in acquiring Trxade to negotiate with, and to obtain the approval of, our directors, in connection with such a transaction. As a result, certain of these provisions may discourage a future acquisition of Trxade, including an acquisition in which the stockholders might otherwise receive a premium for their shares. In addition, we can also authorize “blank check” preferred stock, which could be issued by our Board of Directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock.

Compliance, Reporting and Listing Risks

We will incur significant costs to ensure compliance with U.S. and NASDAQ Capital Market reporting and corporate governance requirements.

We incur significant costs associated with our public company reporting requirements and with applicable U.S. and NASDAQ Capital Market corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and the NASDAQ Capital Market. The rules of the NASDAQ Capital Market include requiring us to maintain independent directors, comply with other corporate governance requirements and pay annual listing and stock issuance fees. All of such SEC and NASDAQ obligations require a commitment of additional resources including, but not limited, to additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

We will continue to incur increased costs as a result of being a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

We are an SEC-reporting company. The rules and regulations under the Exchange Act require reporting companies to provide periodic reports with interactive data files, which require that we engage legal, accounting and auditing professionals, and eXtensible Business Reporting Language (XBRL) and EDGAR (Electronic Data Gathering, Analysis, and Retrieval) service providers. The engagement of such services can be costly, and we may continue to incur additional losses, which may adversely affect our ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of being a reporting company, we are required to file periodic and current reports and other information with the SEC and we have adopted policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures.

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

We may not be able to comply with NASDAQ’s continued listing standards.

Our common stock was approved for listing on The NASDAQ Capital Market under the symbol “MEDS”, on February 13, 2020. Notwithstanding such listing, there can be no assurance any broker will be interested in trading our stock. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. Our underwriters are not obligated to make a market in our securities, and even they do make a market, they can discontinue market making at any time without notice. Neither we nor the underwriters can provide any assurance that an active and liquid trading market in our securities will develop or, if developed, that such market will continue.

There is also no guarantee that we will be able to maintain our listing on The NASDAQ Capital Market for any period of time by perpetually satisfying NASDAQ’s continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from NASDAQ.

Among the conditions required for continued listing on the NASDAQ Capital Market, NASDAQ requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above NASDAQ’s $2.5 million minimum, we may not generate over $500,000 of yearly net income, we may not be able to maintain independent directors, and we may not be able to maintain a stock price over $1.00 per share. If we fail to timely comply with the applicable requirements, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on the NASDAQ Capital Market. Delisting from the NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult and the trading volume and liquidity of our stock could decline. Delisting from the NASDAQ Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from the NASDAQ Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Regulatory Risks

Regulatory changes that affect our distribution channels could harm our business.

At the federal level, track and trace legislation requiring the use of pharmaceutical pedigree may restrict and disrupt the movement of pharmaceuticals along the supply chain should the cost of complying with this legislation be too burdensome for smaller suppliers. Changes in the United States healthcare industry and regulatory environment could have a material adverse impact on our results of operations.

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

We distribute generic pharmaceuticals, which can be subject to both price deflation and price inflation. Continued volatility in the availability, pricing trends or reimbursement of these generic drugs, or significant fluctuations in the nature, frequency and magnitude of generic pharmaceutical launches, could have a material adverse impact on our results of operations. Additionally, any future changes in branded and generics drug pricing could be significantly different than our projections. Generic drug manufacturers are increasingly challenging the validity or enforceability of patents on branded pharmaceutical products. During the pendency of these legal challenges, a generics manufacturer may begin manufacturing and selling a generic version of the branded product prior to the final resolution of its legal challenge over the branded product’s patent. To the extent we source, contract manufacture, and distribute such generic products, the brand-name company could assert infringement claims against us. While we generally obtain indemnification against such claims from generic manufacturers as a condition of distributing their products, these rights may not be adequate or sufficient to protect us.

We are also required to comply with various state pricing gouging laws.

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

Healthcare fraud laws are often vague and uncertain, exposing us to potential liability.

We are subject to extensive, and frequently changing, local, state and federal laws and regulations relating to healthcare fraud, waste and abuse. Local, state and federal governments continue to strengthen their position and scrutiny over practices involving fraud, waste and abuse affecting Medicare, Medicaid and other government healthcare programs. Many of the regulations applicable to us, including those relating to marketing incentives, are vague or indefinite and have not been interpreted by the courts. The regulations may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could become liable for damages and suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

Laws reducing reimbursements for pharmaceuticals could ruin our industry.

Both our profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals, medical treatments and related services, or changing the methodology by which reimbursement levels are determined. The federal government may adopt measures that could reduce Medicare or Medicaid spending, or impose additional requirements on healthcare entities. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the timing or affect any such initiatives or reductions would have on us. Any of the changes discussed above may have a material adverse impact on our results of operations.

Operating, security and licensure standards of federal agencies challenge our ability to comply with applicable laws and regulations.

We are subject to the operating and security standards of the Drug Enforcement Administration (the DEA), the U.S. Food and Drug Administration (the FDA), various state boards of pharmacy, state health departments, the U.S. Department of Health and Human Services (HHS), the Centers for Medicare & Medicaid Services (CMS), and other comparable agencies. We are also subject to certain state laws relating to price gouging. Although we have enhanced our procedures to ensure compliance, a regulatory agency or tribunal may conclude that our operations are not compliant with applicable laws and regulations. In addition, we may be unable to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could lead to litigation and have a material adverse impact on our results of operations.

Pedigree tracking laws and regulations could increase our regulatory burdens.

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

We are uncertain how new privacy laws shall be interpreted.

There are numerous federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) establish privacy and security standards that limit the use and disclosure of individually identifiable health information (known as “protected health information”) and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We are directly subject to certain provisions of the regulations as a “Business Associate” through our relationships with customers. We are also directly subject to the HIPAA privacy and security regulations as a “Covered Entity” with respect to our operations as a healthcare clearinghouse, specialty pharmacy and medical surgical supply business. If we are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our customers. Further, if we fail to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. Although we have implemented and continue to maintain policies and processes to assist us in complying with these regulations and our contractual obligations, we cannot provide assurances regarding how these regulations will be interpreted, enforced or applied by the government and regulators to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level might also require us to make costly system purchases /or modifications from time to time.

There are continued uncertainties associated with efforts to change or repeal healthcare reforms, and we cannot predict their full effect on us at this time.

The ACA significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. While certain provisions of the ACA took effect immediately, others have delayed effective dates or require further rulemaking action or regulatory guidance by governmental agencies to implement or finalize (e.g. nondiscrimination in health programs and activities, or excise taxes on high-cost employer-sponsored health coverage). Further, there are continued uncertainties associated with efforts to change or repeal certain provisions of the ACA or other healthcare reforms, and we cannot predict their full effect on us at this time. A top legislative priority of the Trump presidential administration and Congress may be significant reform of the ACA. While there is currently a substantial lack of clarity around the likelihood, timing and details of any such policies and reforms, such policies and reforms may have a material adverse impact on our results of operations.

Medical billing and coding laws may subject us to fines and investigations.

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

It may be difficult and costly for us to comply with the extensive government regulations to which our business is subject.

Our operations are subject to extensive regulation by the U.S. federal and state governments. In addition, as we expand our operations, we may also become subject to the regulations of foreign jurisdictions, as well as additional regulations relating to environmental matters, transportation of pharmaceutical products, shipping restrictions, and import and export restrictions. We are also required to comply with various state pricing gouging laws.

Further, the enactment of new rules and regulations could adversely affect our business. For example, the ACA has the primary goal of reducing the cost of healthcare and providing medical coverage to some of the nation’s 25 million uninsured. Depending on future enforcement or additional rules and regulations created around it, pharmaceutical pricing controls could be established resulting in substantially reduced margins and limited reimbursement for pharmacies and all other healthcare provider bases. In turn, this may adversely affect our cash flow, profitability, and growth.

Risks Relating to Our Industry in General

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

Over a number of years, the U.S. healthcare industry has undergone significant changes designed to increase access to medical care, improve safety and patient outcomes, contain costs and increase efficiencies. These changes include adoption of the Patient Protection and Affordable Care Act (ACA), a general decline in Medicare and Medicaid reimbursement levels, efforts by healthcare insurance companies to limit or reduce payments to pharmacies and providers, the basis for payments beginning to transition from a fee-for-service model to value-based payments and risk-sharing models, and the industry shifting away from traditional healthcare venues like hospitals and into clinics, physician offices and patients’ homes.

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

Accounting Risks

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial condition, cash flows and results of operations in a timely and accurate manner and/or increase the risk of future misstatements, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares of common stock and/or debt securities to decline.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 9A. Controls and Procedures”, as of December 31, 2019, our CEO and CFO have determined that our disclosure controls and procedures were not effective. Additionally, our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As disclosed below under “Item 9A. Controls and Procedures”, based on reviews conducted by management, we have concluded that a material weakness exists in the Company’s internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible.

The Company has identified certain remediation actions and is in the process of implementing them, but such efforts are not complete and remain ongoing. If we do not complete our remediation in a timely manner or if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and there will continue to be an increased risk of future misstatements. Although we regularly review and evaluate internal controls systems to allow management to report on the effectiveness of our internal controls over financial reporting, we may discover additional weaknesses in our internal controls over financial reporting or disclosure controls and procedures. The next time we evaluate our internal controls over financial reporting and disclosure controls and procedures, if we identify one or more new material weaknesses or have been unable to timely remediate our existing material weaknesses, we would be unable to conclude that our internal controls over financial reporting or disclosure controls and procedures are effective. If we are unable in the future to conclude that our internal controls over financial reporting or our disclosure controls and procedures are effective, we may not be able to report our financial condition and results of operations in a timely and accurate manner, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares of common stock to decline. In addition, any potential future restatements could subject us to additional adverse consequences, including sanctions by the SEC, stockholder litigation and other adverse actions. Moreover, we may be the subject of further negative publicity focusing on such financial statement adjustments and resulting restatement and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares of common stock to decline.

We may experience adverse impacts on our reported results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, could adversely affect our reported financial position or operating results or cause unanticipated fluctuations in our reported operating results in future periods.

A significant amount of our revenues have historically been due to only a small number of customers, and if we were to lose any of those customers, our results of operations would be adversely affected.

During the years ended December 31, 2019 and 2018, sales to two customers represent greater than 10% of revenue at 10.3% and 10.8% in 2019 and 12.9% and 11.4% in 2018. As a result, in the event our customers do not pay us amounts owed, sales to such customers cease or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations.

Risks Related to Our Common Stock

Our common stock has in the past been a “penny stock” under SEC rules, and may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

In the past (including immediately prior to our common stock being listed on The NASDAQ Capital Market in February 2020), our common stock was a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). While our common stock is not now considered a “penny stock” because it is listed on The NASDAQ Capital Market, if we are unable to maintain that listing, unless we maintain a per-share price above $5.00, our common stock will become “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

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

Wherever possible, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock or where shares are to be issued to our officers, directors and applicable consultants. Our Board of Directors has authority, without action or vote of the stockholders, but subject to NASDAQ rules and regulations (which generally require shareholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock), to issue all or part of the authorized but unissued shares of common stock. In addition, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing stockholders, which may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of the Company because the shares may be issued to parties or entities committed to supporting existing management.

A significant number of our shares are eligible for sale and their sale or potential sale may depress the market price of our common stock.

Sales of a significant number of shares of our common stock in the public market could harm the market price of our common stock. Most of our common stock is available for resale in the public market, and if sold would increase the supply of our common stock, thereby causing a decrease in its price. Some or all of our shares of common stock may be offered from time to time in the open market pursuant to effective registration statements and/or compliance with Rule 144, which sales could have a depressive effect on the market for our shares of common stock. Subject to certain restrictions, a person who has held restricted shares for a period of six months may generally sell common stock into the market. Additionally, our officers, directors and certain significant security holders have agreed, in connection with the February 2020 offering, not to sell any shares of common stock for a period of six months following the closing of the offering. The sale of a significant portion of such shares when such shares are eligible for public sale may cause the value of our common stock to decline in value.

There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our comment stock may be volatile.

The market price of our common stock will likely be highly volatile, as is the stock market in general. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as conditions or trends in the industry in which we operate or sales of our common stock. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

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

The exercise of outstanding warrants, options and shares issued in connection with a joint venture and acquisition will be dilutive to our existing stockholders.

As of the date of this Report, we had 7,484,370 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock, which are due to be issued or granted, and which are contingently issuable:

● 524,480 shares of our common stock issuable upon the exercise of warrants with exercise prices ranging from $0.06 to $9.00 per share;

● 346,998 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $2.46 per share to $9.60 per share;

● warrants to purchase a total of 10,000 shares of our common stock with exercise prices of $3.00 per share (5,000 warrants) and $0.06 per share (5,000 warrants), due to consultants, options to purchase 16,667 shares of our common stock, vesting over five years (beginning in November 2019), with an exercise price of $7.50 per share, due to one of our directors, and 10,000 shares of our common stock issuable upon the exercise of options to purchase 10,000 shares of our common stock, vesting over five years (beginning in January 2020), with an exercise price of $7.50 per share, due to one of our employees, which the Company is contractually obligated to grant as of the date of this filing, but which the Company has not entered into formal warrant or option agreements in connection with, and which have not been formally granted or documented, as of the date of this filing;

● a maximum of 108,334 shares of our common stock which may be issued to Bonum Health, LLC, a Florida limited liability company if all of the milestones set forth in that certain Asset Purchase Agreement dated October 23, 2019 are met through October 23, 2020, in connection with the placement of in-store wellness kiosks; and

● In March 2020, the Company granted options to purchase 30,343 shares of common stock at an exercise price of $0.06 per share, vesting in August 2020, to a consultant who has agreed to provide general advisory services to the Company for a period of 12 months.

Shares issued to Bonum Health, LLC will cause significant dilution to existing stockholders.

On October 23, 2019, the Company entered into an Asset Purchase Agreement with Bonum Health, LLC, pursuant to which the Company acquired from the Seller, all of the Seller’s assets and operations relating to Seller’s operation as a telehealth service provider. We issued 41,667 shares to the Seller on the Closing Date, and agreed to issue up to 108,334 additional shares, as follows: (1) 40,000 shares upon the placement, by the Company, of 40 in-store wellness kiosks, utilizing the Tele Meds Platform, on or before the first anniversary of the Closing Date; (2) 34,167 shares upon placement, by the Company, of 70 in-store wellness kiosks utilizing the Tele Meds Platform, on or before the first anniversary of the Closing Date; and (3) 34,167 shares upon placement, by the Company, of 100 in-store wellness kiosks utilizing the Tele Meds Platform on or before the first anniversary of the Closing Date. Subsequent to the acquisition, the Company determined that the assets were not usable and wrote off the value of the assets amounting to approximately $369,000.

We have never paid or declared any dividends on our common stock.

We have never paid or declared any dividends on our common stock or preferred stock. Likewise, we do not anticipate paying, in the near future, dividends or distributions on our common stock. Any future dividends on common stock will be declared at the discretion of our Board of Directors and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

The market price for our common stock is particularly volatile, given our status as a relatively unknown company with a small and thinly quoted public float, and lack of profitability, which could lead to wide fluctuations in our share price.

The market for our common stock will most likely continue to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price would be attributable to a number of factors. First, as noted above, the shares of our common stock will likely be sporadically and/or thinly quoted. As a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of shares of our common stock are sold on the market without commensurate demand, as compared to a seasoned issuer which could better absorb those sales without adverse impact on its share price.

Our common stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and the market price of our common stock is likely to be highly volatile in the future. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in our industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Our Chief Executive Officer and President are our two largest stockholders and, as a result, they can exert control over us and have actual or potential interests that may differ from yours.

Suren Ajjarapu, our CEO, and Prashant Patel, our President, beneficially own, in the aggregate, over 60% of our common stock (over 57% after certain shares of common stock beneficially owned by Mr. Ajjarapu are transferred pursuant to a pledge agreement which is planned to be completed shortly after the date of this filing). As a result, these stockholders, acting together, will be able to influence many matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and may affect the market price of our stock.

Further, Mr. Ajjarapu and Mr. Patel may have interests that differ from those of other holders of our common stock. As a result, Mr. Ajjarapu and Mr. Patel may vote the shares they own or control or otherwise cause us to take actions that may conflict with your best interests as a stockholder, which could adversely affect our results of operations and the trading price of our common stock.

Through this control, Mr. Ajjarapu and Mr. Patel can control our management, affairs and all matters requiring stockholder approval, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure and the composition of our Board of Directors.

Stockholders who hold unregistered shares of our common stock are subject to resale restrictions pursuant to Rule 144, due to the fact that we are deemed to be a former “shell company.”

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

The interests of stockholders may be hurt because we can issue shares of our common stock to individuals or entities that support existing management with such issuances serving to enhance management’s ability to maintain control of our company.

Our Board of Directors has authority, without action or vote of the stockholders, but subject to the rules of The NASDAQ Capital Market, to issue all or part of the authorized but unissued common shares. Such issuances may be issued to parties or entities committed to supporting existing management and the interests of existing management which may not be the same as the interests of other stockholders. Our ability to issue shares without stockholder approval serves to enhance existing management’s ability to maintain control of our company.

Our common stock may continue to be followed by only a limited number of analysts and there may continue to be a limited number of institutions acting as market makers for our common stock.

For the foreseeable future, our common stock is unlikely to be followed by a significant number of market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock are determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities being registered, many brokerage firms may not be willing to effect transactions in these securities. Purchasers of our securities should be aware that any market that develops in our stock will be subject to the penny stock restrictions.

Risks Relating to The JOBS Act

The JOBS Act allows us to postpone the date by which we must comply with certain laws and regulations and to reduce the amount of information provided in reports filed with the SEC. We cannot be certain if the reduced disclosure requirements applicable to “emerging growth companies” will make our common stock less attractive to investors.

We are and we will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year during which our total annual revenues equal or exceed $1.07 billion (subject to adjustment for inflation), (ii) the last day of the end of our 2024 fiscal year (5 years from our first public offering), (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt, or (iv) the date on which we are deemed a “large accelerated filer” (with at least $700 million in public float) under the Exchange Act. For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” as described in further detail in the risk factors below. We cannot predict if investors will find our common stock less attractive because we will rely on some or all of these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile. If we avail ourselves of certain exemptions from various reporting requirements, as is currently our plan, our reduced disclosure may make it more difficult for investors and securities analysts to evaluate us and may result in less investor confidence.

Our election not to opt out of the JOBS Act extended accounting transition period may not make our financial statements easily comparable to other companies.

Pursuant to the JOBS Act, as an “emerging growth company”, we can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the Public Company Accounting Oversight Board (PCAOB) or the SEC. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an “emerging growth company”, can adopt the standard for the private company. This may make a comparison of our financial statements with any other public company which is not either an “emerging growth company” nor an “emerging growth company” which has opted out of using the extended transition period, more difficult or impossible as possible different or revised standards may be used.

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

The JOBS Act is intended to reduce the regulatory burden on “emerging growth companies”. The Company meets the definition of an “emerging growth company” and so long as it qualifies as an “emerging growth company,” it will, among other things:

●	be exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that its independent registered public accounting firm provide an attestation report on the effectiveness of its internal control over financial reporting;

●	be exempt from the “say on pay” provisions (requiring a non-binding stockholder vote to approve compensation of certain executive officers) and the “say on golden parachute” provisions (requiring a non-binding stockholder vote to approve golden parachute arrangements for certain executive officers in connection with mergers and certain other business combinations) of The Dodd–Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and certain disclosure requirements of the Dodd-Frank Act relating to compensation of Chief Executive Officers;

●	be permitted to omit the detailed compensation discussion and analysis from proxy statements and reports filed under the Exchange Act and instead provide a reduced level of disclosure concerning executive compensation; and

●	be exempt from any rules that may be adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report on the financial statements.

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

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. We entered into a lease for our office space at 3840 Land O’ Lakes Blvd, Land O’Lakes, Florida 34639 for approximately $100,000 per year under a three-year lease agreement, beginning January 1, 2018. Our office space occupies approximately 6,300 square feet. We entered into a lease for Integra Pharma Solutions, LLC at 6308 Benjamin Road, Tampa, Florida 33634 for approximately $42,000 per year under a five-year lease agreement, effective October 17, 2018, occupying approximately 6,300 square feet.

We believe our current and future facilities are adequate for our current and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities.

ITEM 3.	LEGAL PROCEEDINGS

In the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We believe the ultimate resolution of any such current proceeding will not have a material adverse effect on our continued financial position, results of operations or cash flows, except as otherwise set forth below.

In January 2020, we became aware of a complaint filed by Jitendra Jain, Manish Arora, Scariy Kumaramangalam, Harsh Datta and Balvant Arora (collectively, plaintiffs), against our wholly-owned subsidiary, Trxade, Inc. and our Chief Executive Officer, Suren Ajjarapu and Annapurna Gundlapalli, Gajan Mahendiran and Nexgen Memantine, certain unrelated persons (collectively, defendants), in the Circuit Court of Madison County, Alabama (Case: 47-CV-2019-902216.00). The complaint alleges causes of actions against the defendants including fraud in the inducement, relating to certain investments alleged to have been made by plaintiffs in Nexgen Memantine, breach of fiduciary duty, conversion and voidable transactions. The complaint relates to certain investments alleged made by the plaintiffs in Nexgen Memantine and certain alleged fraudulent transfers of assets and funds alleged to have been taken by the defendants which are unrelated to the Company. The complaint seeks $425,000 in compensatory damages and $1,275,000 in punitive damages. The Company and Mr. Ajjarapu deny in their entirety the plaintiffs’ allegations and plan to promptly seek to file a motion to dismiss the plaintiffs’ claims against the Company and Mr. Ajjarapu. The Company and Mr. Ajjarapu further refute any connections for the purpose of the suit to the other named defendants. To the Company’s and Mr. Ajjarapu’s knowledge, the complaint has no merit whatsoever and each of the Company and Mr. Ajjarapu intend to vigorously defend themselves and oppose the relief sought in the complaint.

The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock was approved for listing on The NASDAQ Capital Market under the symbol “MEDS”, on February 13, 2020. Prior to that, it traded on the OTCQB Market under the symbol “TRXD”. At present, there is a limited market for our common stock.

Common Stock and Preferred Stock Outstanding

As of March 26, 2020, we had 7,484,370 shares of common stock outstanding, held by 59 stockholders of record, not including holders who hold their shares in street name, and no shares of Preferred Stock issued or outstanding.

Dividend Policy

We have never paid or declared any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We anticipate that we will retain all of our future earnings for use in the operation of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Recent Sales of Unregistered Securities

The disclosures below include information on recent sales of unregistered securities during the three months ended December 31, 2019 and from the period from January 1, 2020 to the filing date of this report, and do not include information which has previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

In September 2019, the Company agreed to grant warrants to purchase 5,000 shares of common stock at an exercise price of $0.06 per share to a consultant for services rendered. Although the Company is contractually obligated to grant the warrants as of the date of this Report, the Company has not entered into a formal warrant agreement in connection with such grant and as such, such warrants have not been formally granted or documented and are not reflected in the number of outstanding warrants disclosed throughout this Report.

In November 2019, the Company agreed to grant options to purchase 16,667 shares of common stock at an exercise price of $7.50 per share, vesting over five years, to Dr. Pamela Tenaerts in consideration for agreeing to become a member of the Board of Directors of the Company and continued service on the board. In March 2020 the options were granted.

In January 2020, the Company agreed to grant warrants to purchase 5,000 shares of common stock at an exercise price of $3.00 per share to a consultant for services rendered. Although the Company is contractually obligated to grant the warrants as of the date of this Report, the Company has not entered into a formal warrant agreement in connection with such grant and as such, such warrants have not been formally granted or documented and are not reflected in the number of outstanding warrants disclosed throughout this Report.

In January 2020, the Company agreed to grant options to purchase 10,000 shares of common stock at an exercise price of $7.50 per share, vesting over five years, to an employee in consideration for services agreed to be rendered to the Company. In March 2020 the options were granted.

In February 2020, 22,529 warrants to purchase 22,529 shares of common stock were exercised for an aggregate of $1,352, or $0.06 per share by Nikul Panchal, a non-executive officer of the Company.

In March 2020, 167 options to purchase 167 shares of common stock were exercised by an employee at $3.00 per share or $501 in aggregate.

In March 2020, the Company granted options to purchase 30,343 shares of common stock at an exercise price of $0.06 per share, vesting in August 2020, to a consultant who has agreed to provide advisory services to the Company (as an advisor to the board) for a period of 12 months. These shares will be issued under the Company’s 2019 Equity Incentive Plan.

To the extent such shares/issuances/grants described above are deemed “sold or offered”(and not issued under a no-sale theory), we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances/grants did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

A registrant such as the Company, that qualifies as a smaller reporting company, as defined by §229.10(f)(1), is not required to provide the information required by this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2019 and 2018.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included elsewhere in this Report. The following discussion contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, particularly under “Risk Factors,” and in other reports we file with the SEC. All references to years relate to the calendar year ended December 31 of the particular year. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report.

Results of Operations

The following discussion of the Company’s historical performance and financial condition should be read together with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. These statements by their nature are subject to risks and uncertainties, and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this report for the discussion of risk factors. For all periods presented, the consolidated statements of income and consolidated balance sheet data have been adjusted for the reclassification of discontinued operations information, unless otherwise noted.

Plan of Operations

We had working capital of $3,282,141 as of December 31, 2019. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Results of Operations

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included in “Item 8. Financial Statements and Supplemental Data” of this Report. For all years presented, the consolidated statements of income and consolidated balance sheet data set forth in this Form 10-K have been adjusted for the reclassification of discontinued operations information, unless otherwise noted.

	Fiscal Year Ended
	December 31, 2019	December 31, 2018	Change	Percentage Change
Revenues	$7,436,264	$3,831,778	3,604,486	94.1%
Cost of Sales	2,565,500	449,049	2,116,451	471.3%

Gross Profit	4,870,764	3,382,729	1,488,035	44.0%
Operating Expenses:
Loss on write off of software asset	368,520	-	368,520	100%
Technology	647,140	949,948	(302,808)	(31.9%)
General and Administrative	3,448,052	2,350,569	1,466,003	62.4%
Warrants and Options Expense	281,828	169,828	112,000	65.9%
Total Operating Expense	4,745,540	3,470,345	1,275,195	36.7%

Other Income	72,075	161,639	(89,564)	(55.4%)
Investment Loss	(250,000)	-	(250,000)	(100%)
Loss on Extinguishment of Debt	(178,500)	(7,444)	(171,056)	(2,298%)
Interest Expense	(53,227)	(57,541)	4,314	(7.5%)

Income (Loss)	$(284,428)	$9,038	(293,466)	(3,247%)

Continuing Operations

Substantially all of our revenues during the years ended December 31, 2019, and 2018 were from platform revenue. Revenues increased for the Fiscal Year ended December 31, 2019 to $7,346,264 compared to $3,831,778 for the comparable period in 2018. In Trxade, Inc. this increase was attributable to an increase in generic brands being sold on the platform during 2019, compared to 2018. The fee for generics is higher than brands. Our sales department has continued to add customers in 2019 through direct marketing and customer training. The increase in revenues was also attributed to the fact that Community Specialty Pharmacy was included for all 12 months of 2019 as opposed to approximately 3 months in 2018. Integra Pharma Solutions, LLC generated wholesale activity in 2019 as well.

Costs of sales increased for the year ended December 31, 2019, compared to the year ended December 31, 2018, as a direct result of the increase in revenues from Community Specialty Pharmacy, LLC’s and Integra Pharma Solutions’ wholesale activities.

We had $368,520 of loss on write off of software asset for the year ended December 31, 2019 in connection with our Bonum Health asset acquisition.

Direct Technology expenditures decreased to $647,140 for 2019, compared to $949,948 for 2018, as the Company continued to develop apps for customers.

General and administrative expenses increased for the fiscal year ended December 31, 2019 to $3,448,052 compared to $2,350,569 for the comparable period in 2018. There was an increase in expenses because Community Specialty Pharmacy, LLC was included for the entire year. In addition, there were increased employee benefits and computer software expenditures for 2019 compared to 2018.

Community Specialty Pharmacy, LLC and Integra Pharma Solutions, LLC increased the number of states that they are authorized to operate in to 28 and 37, respectively, by obtaining additional state licenses in 2019.

Total warrants and option expense increased by 65.9% for the year ended December 31, 2019 compared to the prior year’s period due to warrants issued to consultants.

We had $250,000 of investment loss for the year ended December 31, 2019 in connection with the SyncHealth, LLC joint venture which has been terminated effective as of January 31, 2020.

We had $178,500 of loss on extinguishment of debt for the year ended December 31, 2019, compared to a loss on extinguishment of debt of $7,444 for the year ended December 31, 2018, in connection with the October 2019 conversion of $175,000 of convertible debt and notes payable.

Interest expense in 2019 and 2018 was a result of approximately $844,000 in debt borrowings, $619,000 of which had been extinguished as of December 31, 2019.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $2,871,694 at December 31, 2019. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	December 31, 2019	December 31, 2018
Cash	$2,871,694	$869,557
Current assets (excluding cash and cash equivalents)	931,263	596,520
Current liabilities (excluding short term debt)	520,816	538,867
Short term debt	-	321,500
Working Capital	3,282,141	605,710

Our principal sources of liquidity during the year ended December 31, 2019 and 2018 have been cash provided by operations, equity capital and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses and acquisitions. We anticipate these uses will continue to be our principal uses of cash in the future.

The increase in cash and cash equivalents from 2018 was primarily due to equity capital raised. The increase in our current assets was primarily due to higher cash. Cash and other current assets increased by $2,002,137 and $334,743, respectively.

The decrease in current liabilities is primarily due to the retirement of $321,500 of debt.

As discussed above under “Item 1. Business” – “Recent Transactions”, subsequent to December 31, 2019, on February 18, 2020, we sold 806,452 shares of common stock in a firm commitment underwritten offering and on February 21, 2020, we sold an additional 115,767 shares of common stock in the offering in connection with the exercise of an overallotment option. The shares were sold at a public offering price of $6.50 per share.

The Company paid the underwriters a cash fee equal to 8% of the aggregate gross proceeds received by the Company in connection with the Offering and reimbursed certain expenses. The Company received net proceeds of approximately $5.3 million from the Offering. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes and possibly to fund acquisitions of other companies, products or technologies.

Liquidity Outlook cash explanation.

Cash Requirements

Our primary objectives for 2020 are to continue the development of the Trxade Platform and increase our client base and operational revenue. As a result of our cash generated through operations and the cash raised in the Offering, we believe we have sufficient cash to support our operations for the foreseeable future. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses for 2020	Amount
General and administrative (1)	$5,000,000
Total	$5,000,000

(1)	Includes wages and payroll, legal and accounting, marketing, rent and web development.

Since inception, we have funded our operations primarily through debt and equity capital raises and operational revenue. In 2018, common stock was sold for proceeds of $800,000 and we acquired new unsecured long-term debt of approximately $300,000. In 2019, common stock was sold for approximately $2,455,000.

We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions, as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve our products and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

We believe that we have adequate cash to implement our plan to operate a business-to-business web-based marketplace focused on the United States pharmaceutical industry. Our core service is designed to bring the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

As of March 2020, there has been a global viral outbreak that world governments have responded to with travel and other restrictions, among other steps. The extent and duration of business disruptions and related financial impacts from the coronavirus cannot be reasonably estimated at this time, however, our exposure includes reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that we anticipate will have a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines. In addition, employee sicknesses and remote working environments related to the coronavirus and the federal, state and local responses to such virus, could materially impact our consolidated results for the first quarter and full year 2020.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2019 and 2018:

	Fiscal Year Ended
	December 31, 2019	December 31, 2018
Net income (loss)	$(284,428)	$9,038
Net Cash Provided by (Used in):
Operating Activities	141,775	273,386
Investing Activities	(332,252)	(265,279)
Financing Activities	2,192,614	677,536
Net increase in cash	$2,002,137	$685,643

Cash provided by operations for the fiscal year ended December 31, 2019 was $141,775. This compared to $273,386 of cash provided by operating activities for the fiscal year ended 2018.

Investing activities used cash of $332,252 for the year ended December 31, 2019, and included cash used to purchase fixed assets associated with Bonum Health, LLC hub kiosks, totaling $164,981 ($82,252 in cash and $82,729 in Accounts Payable), and the investment in connection with the joint venture with SyncHealth, LLC, totaling $250,000, which was fully written off during the year ended December 31, 2019.

Cash provided by financing activities for 2019 included the repayment of short-term debt of $262,552 and $2,455,000 in common stock proceeds from the sale of stock.

Cash provided by financing activities for 2018 included $800,000 of proceeds from the sale of common stock.

Contractual Obligations and Commitments.

In addition to our long-term debt obligations to our various lenders, we have certain other contractual working capital obligations, including contractual purchase obligations related to various supply contracts.

The following table summarizes our contractual obligations as of December 31, 2019:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short and Long-term debt obligations	$225,000	-	225,000	-	-
Operating lease obligations	1,067,614	160,709	335,979	356,482	214,444
Total Contractual obligations	$1,292,614	160,709	560,979	356,482	214,444

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2019.

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

Revenue Recognition

In general, the Company accounts for revenue recognition in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.”

The Company provides an online website service, a buying and selling marketplace for licensed Pharmaceutical Wholesalers to sell products and services to licensed Pharmacies. The Company charges Suppliers a transaction fee, a percentage of the purchase price of the Prescription Drugs and other products sold through its website service. The fulfillment of confirmed orders, including delivery and shipment of Prescription Drugs and other products, is the responsibility of the Supplier and not of the Company. The Company holds no inventory and assumes no responsibility for the shipment or delivery of any products or services from our website. The Company considers itself an agent for this revenue stream and as such, reports revenue as net. Step One: Identify the contract with the customer – the Company’s Terms and Use Agreement is acknowledged between the Wholesaler and the Company which outlines the terms and conditions. The collection is probable based on the credit evaluation of the Wholesaler. Step Two: Identify the performance obligations in the contract – The Company provides to the Supplier access to the online website, uploading of catalogs of products and Dashboard access to review status of inventory posted and processed orders. The Agreement requires the supplier to provide a catalog of pharmaceuticals for posting on the platform, deliver the pharmaceuticals and upon shipment remit the stated platform fee. Step Three: Determine the transaction price – The Fee Agreement outlines the fee based on the type of product, generic, brand or non-drug. There are no discounts for volume of transactions or early payment of invoices. Step Four: Allocate the transaction price – The Fee Agreement outlines the fee. There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – Revenue is recognized the day the order has been processed by the Supplier.

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

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services.

RECENTLY ISSUED ACCOUNTING STANDARDS

For more information on recently issued accounting standards, see “Note 2 - Summary of Significant Accounting Policies”, to the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplemental Data”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Trxade Group, Inc.

Land O’ Lakes, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trxade Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 27, 2020

Trxade Group, Inc.

Consolidated Balance Sheets

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets
Current Assets
Cash	$2,871,694	$869,557
Accounts Receivable, net	792,050	433,627
Inventory	56,761	79,966
Prepaid Assets	82,452	82,927
Total Current Assets	3,802,957	1,466,077

Property Plant and Equipment, Net	174,987	15,006

Other Assets
Deposits	21,636	20,531
Deferred offering costs	88,231	-
Right of use lease assets	757,710	-
Goodwill	725,973	725,973

Total Assets	$5,571,494	$2,227,587

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$334,614	$400,544
Accrued Liabilities	98,852	138,323
Current Portion Lease Liabilities	87,350	-
Short Term Convertible Notes Payable	-	181,500
Short term Convertible Notes Payable – Related Parties	-	140,000
Total Current Liabilities	520,816	860,367

Long Term Liabilities
Notes Payable – Related Parties	225,000	522,552
Other Long-Term Liabilities — Leases	685,461	-
Total Liabilities	1,431,277	1,382,919

Shareholders’ Equity
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 6,539,415 and 5,547,638 shares issued and outstanding as of December 31, 2019 and 2018, respectively	65	55
Additional Paid-in Capital	12,535,655	8,955,688
Retained Deficit	(8,395,503)	(8,111,075)
Total Shareholders’ Equity	4,140,217	844,668

Total Liabilities and Shareholders’ Equity	$5,571,494	$2,227,587

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2019 and 2018

	2019	2018
Revenues, net	$7,436,264	$3,831,778
Cost of Sales	2,565,500	449,049
Gross Profit	4,870,764	3,382,729

Operating Expenses
Loss on write-off of software asset	368,520	-
General and Administrative	4,377,020	3,470,345
Total Operating Expenses	4,745,540	3,470,345

Operating Income (Loss)	125,224	(87,616)

Other Income	72,075	161,639
Investment Loss	(250,000)	-
Loss on Extinguishment of Debt	(178,500)	(7,444)
Interest Expense	(53,227)	(57,541)
Net Income (Loss)	$(284,428)	$9,038

Net Income (Loss) per Common Share – Basic:	$(0.05)	$0.00

Net Income (Loss) per Common Share – Diluted:	$(0.05)	$0.00

Weighted average Common Shares Outstanding Basic	5,929,092	5,376,771
Weighted average Common Shares Outstanding Diluted	5,929,092	5,826,417

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Years Ended December 31, 2019 and 2018

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance at December 31, 2017	-	$-	5,330,971	$53	$7,808,127	$(8,120,113)	$(311,933)
Common Stock Issued for Cash	-	-	216,667	2	799,998	-	800,000
Warrants Issued for Debt Amendment	-	-	-	-	7,444	-	7,444
Warrants for Acquisition of Community Specialty Pharmacy, LLC	-	-	-	-	170,291	-	170,291
Options Expense	-	-	-	-	169,828	-	169,828
Net Income	-	-	-	-	-	9,038	9,038
December 31, 2018	-	$-	5,547,638	$55	$8,955,688	$(8,111,075)	$844,668
Common Stock Issued for Cash	-	-	818,333	8	2,454,993	-	2,455,000
Common Stock Issued for Convertible Note Conversion	-	-	70,666	2	211,981	-	211,983
Common Stock Issued for Settlement of Notes Payable	-	-	58,333	-	353,500	-	353,500
Common Stock Issued for Asset Acquisition	-	-	41,667	-	277,500	-	277,500
Warrants Exercised	-	-	2,778	-	165	-	166
Warrants Expense	-	-	-	-	105,452	-	105,452
Options Expense	-	-	-	-	176,376	-	176,376
Net Loss	-	-	-	-	-	(284,428)	(284,428)
December 31, 2019	-	$-	6,539,415	$65	$12,535,655	$(8,395,503)	$4,140,217

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2019 and 2018

	2019	2018
Operating Activities:
Net income (loss)	$(284,428)	$9,038

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation Expense	5,000	-
Options Expense	176,376	169,828
Warrant Expense	105,452	-
Bad Debt Expense	11,500	2,271
Loss on extinguishment of debt	178,500	7,444
Investment Loss	250,000	-
Loss on write off of software asset	277,500	-
Amortization of Right of Use Assets	89,731	-
Amortization of Debt Discount	-	152
Changes in operating assets and liabilities:
Accounts Receivable	(369,923)	(1,532)
Prepaid Assets and Other Current Assets	475	13,637
Other Assets	(89,336)	-
Inventory	23,205	(3,810)
Lease Liability	(74,630)	-
Accounts Payable	(148,659)	95,149
Accrued Liabilities and Other Liabilities	(8,988)	(18,791)
Net Cash provided by operating activities	141,775	273,386

Investing Activities:
Purchase of Fixed Assets	(82,252)	(15,006)
Cash paid for acquisition of Community Specialty Pharmacy, LLC, net of cash received	-	(250,273)
Purchase of Equity Method Investment	(250,000)	-
Net Cash Used in Investing Activities	(332,252)	(265,279)

Financing Activities:
Repayments of Promissory Note – Third Parties	-	(10,739)
Repayments of Short-Term Debt – Related Parties	(262,552)	(111,725)
Proceeds from exercise of Warrants	166	-
Proceeds from Issuance of Common Stock	2,455,000	800,000
Net Cash provided by financing activities	2,192,614	677,536

Net increase in Cash	2,002,137	685,643
Cash at Beginning of the Year	869,557	183,914
Cash at End of the Year	$2,871,694	$869,557

Supplemental Cash Flow Information
Cash Paid for Interest	$98,461	$36,970
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Related party note payable and warrants issued for acquisition of Community Specialty Pharmacy, LLC	$-	$470,921
Recognition of ROU assets and operating lease obligations	$847,441	$-
Purchase of Fixed Assets recorded in Accounts Payable	$82,729	$-
Common Stock Issued for Conversion of Note and Accrued Interest	$386,983	$-

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2019 and 2018

NOTE 1 – ORGANIZATION

Trxade Group, Inc. (“we”, “our”, “Trxade”, the “Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, Alliance Pharma Solutions, LLC and Bonum Health, LLC. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in May 2013. Community Specialty Pharmacy was acquired in October 2018.

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

Alliance Pharma Solutions, LLC has developed a same day Pharma delivery software – Delivmeds.com and invested in SyncHealth MSO, LLC a managed services organization in January 2019. (See Note 13 – Equity Method Investment).

Bonum Health, LLC was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in November 2019 and is expected to be operational in April 2020. The hub connects patients to board-certified medical care at any time, and from anywhere through the Bonum Health mobile app and website portal or by visiting Bonum Health Hubs at select independent pharmacy locations.

On October 9, 2019, the Company’s Board of Directors, and on October 15, 2019, stockholders holding a majority of the Company’s outstanding voting shares, approved resolutions authorizing a reverse stock split of the outstanding shares of the Company’s common stock in the range from one-for-two (1-for-2) to one-for-ten (1-for-10), and provided authority to the Company’s Board of Directors to select the ratio of the reverse stock split in their discretion (the “Stockholder Authority”). On February 12, 2020, the Board of Directors of the Company approved a stock split ratio of 1-for-6 (“Reverse Stock Split”) in connection with the Stockholder Authority and the Company filed a Certificate of Amendment with the Secretary of Delaware to affect the Reverse Stock Split.

Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans in connection with the Reverse Stock Split. The Reverse Stock Split did not affect any stockholder’s ownership percentage of the Company’s common stock, except to the limited extent that the Reverse Stock Split resulted in any stockholder owning a fractional share. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. All issued and outstanding shares of common stock, options and warrants to purchase common stock and per share amounts contained in the financial statements, have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s financial statements. Such financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

Liquidity – Historically, operations have been funded primarily through the sale of equity or debt securities and operating activities. In 2019, the Company raised capital (See Note 5 – Stockholders’ Equity) and had positive operating cash flow from operations. The Company has the ability to maintain the current level of spending or reduce expenditures to maintain operations if funding is not available.

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

Principle of Consolidation – The Company’s consolidated financial statements include the accounts of Trxade Group, Inc., Trxade, Inc., Integra Pharma Solutions, Inc., Alliance Pharma Solutions, LLC, Community Specialty Pharmacy, LLC and Bonum Health, LLC. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents – Cash in bank accounts are at risk to the extent that they exceed U.S. Federal Deposit Insurance Corporation insured amounts. All investments purchased with a maturity of three months or less are cash equivalents. Cash and cash equivalents are available on demand and are generally within FDIC insurance limits for 2019.

Accounts Receivable – The Company’s receivables are from customers and are collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2019 and 2018, $11,500 and $2,271 of bad debt expense, respectively and $0 of recovery of bad debt, was recognized.

Inventory – Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first in first out basis. On a quarterly basis, the Company analyzes its inventory levels and no reserve is maintained as obsolete or expired inventories are written off. There is no reserve for inventory obsolescence during the periods presented.

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

Fair Value of Financial Instruments – The Company measures its financial assets and liabilities in accordance with the requirements of Financial Accounting Standards Board (FASB) ASC 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Goodwill – The Company accounts for goodwill and intangible assets in accordance with ASC 350 “Intangibles Goodwill and Other”. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset has decreased below its carrying value. The Company performed impairment analysis using the qualitative analysis under ASC 350-20 and noted no impairment of goodwill as of December 31, 2019.

Revenue Recognition – In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (Topic 606) “Revenue from Contracts with Customers.” Topic 606 supersedes the revenue recognition requirements in Accounting Standards Codification Topic 605, “Revenue Recognition”, and requires entities to recognize revenue when they transfer control of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted ASU 2014-09 using the modified retrospective approach effective January 1, 2018, under which prior periods were not retrospectively adjusted. The adoption of Topic 606 did not have a material impact on the Company’s consolidated financial statements, including the presentation of revenues in the Company’s Consolidated Statements of Operations.

Trxade, Inc. provides an online website service, a buying and selling marketplace for licensed Pharmaceutical Wholesalers to sell products and services to licensed Pharmacies. The Company charges Suppliers a transaction fee, a percentage of the purchase price of the Prescription Drugs and other products sold through its website service. The fulfillment of confirmed orders, including delivery and shipment of Prescription Drugs and other products, is the responsibility of the Supplier and not of the Company. The Company holds no inventory and assumes no responsibility for the shipment or delivery of any products or services from the Company’s website. The Company considers itself an agent for this revenue stream and as such, reports revenue as net. Step One: Identify the contract with the customer – Trxade, Inc.’s Terms and Use Agreement is acknowledged between the Wholesaler and Trxade, Inc. which outlines the terms and conditions. The collection is probable based on the credit evaluation of the Wholesaler. Step Two: Identify the performance obligations in the contract – The Company provides to the Supplier access to the online website, uploading of catalogs of products and Dashboard access to review status of inventory posted and processed orders. The Agreement requires the supplier to provide a catalog of pharmaceuticals for posting on the platform, deliver the pharmaceuticals and upon shipment remit the stated platform fee. Step Three: Determine the transaction price – The Fee Agreement outlines the fee based on the type of product, generic, brand or non-drug. There are no discounts for volume of transactions or early payment of invoices. Step Four: Allocate the transaction price – The Fee Agreement outlines the fee. There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – Revenue is recognized the day the order has been processed by the Supplier.

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

Cost of Goods Sold – The Company recognized cost of goods sold from activities in Integra Pharma Solutions, LLC and Community Specialty Pharmacy, LLC.

Stock-Based Compensation – The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services.

Income Taxes – The Company accounts for income taxes utilizing ASC 740, “Income Taxes” (SFAS No. 109). ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. The Company currently has substantial net operating loss carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Tax years from 2016 forward are open to examination by the Internal Revenue Service.

Equity Investments – If the investments are less than 50% owned and more than 20% owned, the Company uses the equity method of accounting in accordance with ASC 323-10 Investments – Equity Method and Joint Ventures.

The share of income (loss) of such investees is recorded as a single amount as share in equity income (loss) of investments. Dividends, if any, are recorded as a reduction of the investment.

The Company’s equity investment was fully impaired at December 31, 2019.

Income (loss) Per Share – Basic net income (loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The treasury stock method and as if converted methods are used to determine the dilutive shares for the Company’s options and warrants and convertible notes, respectively.

The following table sets forth the computation of basic and diluted income per common share for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Numerator:
Net Income (Loss)	$(284,428)	$9,038

Numerator for basic and diluted income available to common shareholders	$(284,428)	$9,038

Denominator:
Denominator for basic income per common share – Weighted average common shares outstanding	5,929,092	5,376,771
Dilutive effect of Common Stock Equivalents	-	449,646
Denominator for diluted income per common share – adjusted weighted average common shares outstanding	5,929,092	5,826,417
Basic income (loss) per common share	$(0.05)	$0.00
Diluted income (loss) per common share	$(0.05)	0.00

Concentration of Credit Risks and Major Customers - Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp limits. During the years ended December 31, 2019 and 2018, sales to two customers represent greater than 10% of revenue at 10.3% and 10.8% in 2019 and 12.9% and 11.4% in 2018, respectively.

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

Effective January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”) using the required modified retrospective approach. The most significant changes under the new guidance include clarification of the definition of a lease, and the requirements for lessees to recognize a Right of Use (“ROU”) asset and a lease liability for all qualifying leases with terms longer than twelve months in the consolidated balance sheet. In addition, under Topic 842, additional disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. See Note 10 – Leases, below for more detail on the Company’s accounting with respect to leases.

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

NOTE 3 – SHORT-TERM DEBT AND RELATED PARTIES DEBT

Convertible Promissory Notes

In February 2019, convertible promissory notes issued in 2015 for $181,500 were amended to have a conversion price of $3.00 per share, and the principal and accrued interest totaling $211,983, were then converted into 70,666 common shares.

As of December 31, 2019 and 2018, short-term convertible notes payable has a balance of $0 and $181,500, respectively, net of $0 unamortized debt discount.

Related Party Convertible Promissory Notes

In August 2018, the $40,000 convertible promissory note was amended. A one-year extension was executed to extend the due date to August 2019. In connection with the one-year extension of the maturity date of the outstanding note, the holder of the note was granted warrants to purchase 1,667 shares of common stock at a strike price of $3.00 per share and an expiration date of five years from the date of issuance. The amendment of the note was considered a debt extinguishment and a loss on extinguishment of debt was booked in the amount of $7,444.

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

In August 2019, the $40,000 convertible promissory note due to Mr. Shilpa Patel, a relative of Mr. Prashant Patel, the Company’s President and director, was paid in full.

In September and October 2016, convertible promissory notes were issued in the aggregate amount of $211,725 to a related party, Mr. Nitil Patel, the brother of Mr. Prashant Patel, the Company’s President and director. The term of the notes was one year. Simple interest of 10% was payable at the maturity date of the notes. Prior to maturity, the notes could be converted into common stock at a conversion price of $3.72 per share. In connection with the notes, the holders of the notes were granted warrants to purchase 8,810 shares of common stock. These warrants were granted at a strike price of $3.72 per share and had an expiration date of five years from the date of issuance.

In April 2017, a $61,725 related party note was renewed with a one-year extension at the same interest rate of 10% per annum, due April 2018. In April 2018, $61,725 was paid in cash for the full payment of the note.

In September 2017, a $150,000 related party note was renewed with a six-month extension at the same interest rate of 10% per annum, due in February 2018. In February 2018, $100,000 of the related party note was extended to July 2018 and then renewed for another one year extension at the same interest rate of 10% per annum, due July 2019. The remaining $50,000 was paid in cash in February 2018.

In July 2019, a note was extended to October 15, 2019, and the modification was not considered substantial.

In October 2019, the note was converted into 33,333 shares of common stock at $3.00 per share. There was a loss recognized on conversion of $102,000.

As of December 31, 2019 and 2018, the short-term related party convertible notes had a principal balance of $0 and $140,000, respectively, net of an unamortized debt discount of $0.

Related Party Promissory Notes

In June 2017, the Company repaid an outstanding promissory note, dated May 8, 2016, as amended, in the principal amount of $250,000 (the “NPR Note”), owed to NPR INVESTMENT GROUP, LLC (the “Lender”). The NPR Note included a personal guarantee from Suren Ajjarapu and Prashant Patel, who both serve on the Board of Directors of the Company and are controlling stockholders of the Company. Further, Mr. Ajjarapu is the CEO of the Company and Mr. Patel is President.

The Company borrowed funds to repay the NPR Note in the amounts of $100,000 and $80,000 from Sansur Associates, LLC, a limited liability company controlled by Mr. Ajjarapu, and Mr. Patel, respectively (the “Promissory Notes”). The term of each of these notes is three years and they each bear interest at 6% per annum, which is payable annually.

The note due to Mr. Patel is $122,552. It comprises $80,000 for the NPR note, $17,280 for an existing promissory note and $25,272 of assumption of credit card obligations related to business expenses of the Company.

On October 8, 2019, the notes were paid in full. The notes were due on July 1, 2020 and each bear interest at the rate of 6% per annum. The outstanding amounts paid to Mr. Patel and Sansur Associates, LLC were $122,552 and $100,000, respectively.

As of December 31, 2019 and 2018, the note due to Mr. Patel had a principal balance of $0 and $122,552, respectively.

As of December 31, 2019 and 2018, the note due to Sansur Associates, LLC had a principal balance of $0 and $100,000, respectively.

NOTE 4 – LONG TERM DEBT

Related Party Promissory Notes

In October 2018, in connection with the acquisition of Community Specialty Pharmacy, LLC, a $300,000 promissory note was issued to Nikul Panchal, a non-executive officer of the Company, accruing simple interest at the rate of 10% per annum, payable annually, and having a maturity date in October 15, 2021. In October 2019, $75,000 of the note was converted into 25,000 common shares at $3.00 per share. There was a loss recognized on this conversion of $76,500.

At December 31, 2019 and 2018, total related party long term debt was $225,000 and $522,552, respectively.

Future maturities of long-term debt in the next five years are as follows:

Due in 2020	$-
Due in 2021	$225,000
Due in 2022	$-
Due in 2023	$-
Total Debt	$225,000

NOTE 5 – SHAREHOLDERS’ EQUITY

2018

In July 2018, pursuant to a Private Offer Memorandum, 50,000 shares of common stock were sold for $300,000. The common stock was sold at $6.00 per share. In connection with this common stock offering, warrants to purchase 26,923 shares of common stock were granted with a strike price of $0.06 per share and an expiration date of five years.

In November 2018, pursuant to a Private Offer Memorandum, 166,667 shares of common stock were sold for $500,000. The common stock was sold at $3.00 per share.

2019

In February 2019, convertible promissory notes issued in 2015 in the amount of $181,500, were amended to include a conversion price of $3.00 per share, and the principal and accrued interest totaling $211,983 was then converted into 70,666 common shares.

In February 2019, warrants to purchase 2,778 shares of common stock granted in 2014 with an exercise price of $0.06 per share were exercised for $166 in cash and the Company issued 2,778 common shares.

In April and May 2019, options to purchase 84,178 shares of common stock were granted with exercise prices of between $2.46 and $2.64 per share, and a term of 10 years from the grant date. The options vest over a period of four to five years.

On July 10, 2019, the Company entered into a securities Purchase Agreement with an accredited investor with respect to the private placement of 333,333 shares of common stock at a purchase price of $3.00 per share, for gross proceeds of $1,000,000. This transaction closed on July 30, 2019.

On September 1, 2019, the Company granted Flacane Advisors, Inc., a company controlled by Gary Augusta, a former member of the Board of Directors of the Company, warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.06 per share. Based on the agreement, warrants to purchase 25,000 shares vest on April 1, 2020 and warrants to purchase 25,000 shares vest on April 1, 2021. The warrants have a term of 5 years.

On September 30, 2019, the Company entered into Securities Purchase Agreements with certain accredited investors with respect to the private placement of 485,000 shares of common stock at a purchase price of $3.00 per share, for gross proceeds of $1,455,000. Subscribers included Bedford Falls Capital, which is controlled by Gary Augusta, the Company’s former director (166,667 shares); Nitesh Patel, who is the cousin of Prashant Patel, the Company’s director and President (6,667 shares); and Shilpa Patel, who is the spouse of Nitesh Patel, the brother of Prashant Patel, the Company’s director and President (3,333 shares).

In October 2019, the Company converted $175,000 of principal owed under various outstanding promissory notes into 58,333 shares common stock of the Company at $3.00 per share. There was a loss recognized on this conversion of $178,500.

On October 23, 2019 (the “Closing Date”), Bonum Health, LLC, a Delaware limited liability company, and a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement with Bonum Health, LLC, a Florida limited liability company (“Seller”) and Hardikkumar Patel, the sole member of the Seller (the “Member”). Pursuant to the Asset Purchase Agreement, the Company acquired from the Seller, certain specified assets and certain specified contracts associated with the assets of Seller’s operation as a telehealth service provider (the Tele Meds Platform) (the “Assets”). Included with the acquisition of the Assets, were contracts (relating to the Assets), intellectual property for the E-Hub Software and Technology and personal computers. The Company agreed to provide the Seller consideration equal to 41,667 shares of restricted common stock of the Company at the closing with a fair value of $277,500. See Note 14 – Asset Acquisition.

NOTE 6 - WARRANTS

In 2018, warrants to purchase 26,923 shares of common stock were granted related to common shares sold for cash, 1,667 were granted for renewal of convertible debt (see Note 3 - Short-Term Debt and Related Parties Debt), 67,585 were granted related to the acquisition of Community Specialty Pharmacy, LLC, none were exercised and 72,501 were forfeited.

In 2019, warrants to purchase 2,778 shares of common stock were exercised for cash, 50,000 were granted and 2,778 were forfeited. See Note 5 – Shareholders’ Equity.

	2019	2018
Expected dividend yield	0%	0%
Weighted-average expected volatility	217%	231-632%
Weighted-average risk-free interest rate	2.75%	2.55-2.75%
Expected life of warrants	5 years	5-8 years

The Company’s outstanding and exercisable warrants as of December 31, 2019 and 2018 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of December 31, 2017	456,361	$0.24	3.28	$937,567
Warrants granted	96,176	$0.11	7.11	-
Warrants forfeited	(72,501)	$6.00	-	-
Warrants exercised	-	-	-	-

Warrants Outstanding as of December 31, 2018	480,036	$0.46	3.56	$782,393
Warrants granted	50,000	$0.06	5.01
Warrants forfeited	(2,778)	$0.06	-	-
Warrants exercised	(2,778)	$0.06	-	-

Warrants Outstanding as of December 31, 2019	524,480	$0.42	2.39	$3,273,897

NOTE 7 - OPTIONS

The Company maintains a stock option plan under which certain employees and management are awarded option grants based on a combination of performance and tenure. All options may be exercised for a period up to four and a half years following the grant date, after which they expire. Options are vested up to 5 years from the grant date. The Board has authorized the use of 1,333,333 shares for option grants.

Stock options were granted during 2019 and 2018 to employees totaling, 84,178 and 93,407, respectively. These options vest over a period of 4 to 5 years, are granted with an exercise price of between $2.46-$3.00 per share and have a term of 10 years. The last options expire in April 2029.

Under the Black-Scholes option price model, fair value of the options granted in 2019 and 2018 were $220,975 and $278,358, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2019 and 2018:

	2019	2018
Expected dividend yield	0%	0%
Weighted-average expected volatility	209-250%	192-265%
Weighted-average risk-free interest rate	2.08-2.55%	2.08-2.73%
Expected life of options	4-5 years	4-5 years

Total compensation cost related to stock options was $176,376 and $169,828 for the years ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $198,558 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 4.23 years. The following table represents stock option activity for the two years ended December 31, 2019:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2017	199,652	$5.52	6.96	$-
Options Exercisable as of December 31, 2017	97,333	$6.30	6.30
Options granted	93,407	3.00	9.26	-
Options forfeited	(4,234)	2.79	9.06	-
Options expired	-	-	-	-

Options Outstanding as of December 31, 2018	288,825	$7.14	6.79	$-
Options Exercisable as of December 31, 2018	184,543	$5.76	5.03	$-
Options granted	84,178	2.57	9.35
Options forfeited	(13,703)	5.73	4.63
Options expired	(12,302)	3.34	8.23	-

Options Outstanding as of December 31, 2019	346,998	$4.39	6.77	$817,220
Options Exercisable as of December 31, 2019	207,485	$5.29	5.53	$312,338

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

At December 31, 2019 and 2018 deferred tax assets consist of the following:

	December 31, 2019	December 31, 2018
Federal loss carry forwards	$1,135,810	$922,850
Less: valuation allowance	(1,135,810)	(922,850)
	$-	$-

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

The estimated net operating loss carry forwards of approximately $5,400,000 will be available based on the new carryover rules in section 172(a) passed with the Tax Cuts and Jobs Acts.

NOTE 9 – CONTINGENCIES

In January 2020, we became aware of a complaint filed by Jitendra Jain, Manish Arora, Scariy Kumaramangalam, Harsh Datta and Balvant Arora (collectively, plaintiffs), against our wholly-owned subsidiary, Trxade, Inc. and our Chief Executive Officer, Suren Ajjarapu and Annapurna Gundlapalli, Gajan Mahendiran and Nexgen Memantine, certain unrelated persons (collectively, defendants), in the Circuit Court of Madison County, Alabama (Case: 47-CV-2019-902216.00). The complaint alleges causes of actions against the defendants including fraud in the inducement, relating to certain investments alleged to have been made by plaintiffs in Nexgen Memantine, breach of fiduciary duty, conversion and voidable transactions. The complaint relates to certain investments alleged made by the plaintiffs in Nexgen Memantine and certain alleged fraudulent transfers of assets and funds alleged to have been taken by the defendants which are unrelated to the Company. The complaint seeks $425,000 in compensatory damages and $1,275,000 in punitive damages. The Company and Mr. Ajjarapu deny in their entirety the plaintiffs’ allegations and plan to promptly seek to file a motion to dismiss the plaintiffs’ claims against the Company and Mr. Ajjarapu. The Company and Mr. Ajjarapu further refute any connections for the purpose of the suit to the other named defendants. To the Company’s and Mr. Ajjarapu’s knowledge, the complaint has no merit whatsoever and each of the Company and Mr. Ajjarapu intend to vigorously defend themselves and oppose the relief sought in the complaint. The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceeding.

NOTE 10 – LEASES

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

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2019.

Amounts due within twelve months of December 31
2020	$160,709
2021	165,506
2022	170,473
2023	175,607
2024	180,875
Thereafter	214,444
Total minimum lease payments	1,067,614
Less: effect of discounting	(294,803)
Present value of future minimum lease payments	772,811
Less: current obligations under leases	87,350
Long-term lease obligations	$685,461

For the year ended December 31, 2019, amortization of right of use lease assets was $89,731.

For the year ended December 31, 2019, operating lease liabilities paid was $74,630.

NOTE 11 – SEGMENT REPORTING

The Company classifies its business interests into reportable segments which are Trxade, Inc., Community Specialty Pharmacy, LLC, Integra Pharma, LLC and Other. Operating segments are defined as the components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and growth opportunities of each respective segment.

Year Ended December 31, 2019	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Unallocated	Total
Revenue	$4,527,740	$1,888,086	$1,020,438	$-	$7,436,264
Gross Profit	$4,527,740	205,334	137,690	-	4,870,764
Segment Assets	$1,843,970	$188,296	371,874	$3,167,354	$5,571,494
Segment Profit/Loss	$2,440,375	$(133,648)	$(171,640)	$(2,419,515)	$(284,428)

Year Ended December 31, 2018	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Unallocated	Total
Revenue	$3,407,822	$395,418	$28,538	$-	$3,831,778
Gross Profit	$3,407,822	$(34,971)	$9,878	$-	3,382,729
Segment Assets	$822,412	$67,805	$97,497	$1,239,873	$2,227,587
Segment Profit/Loss	$1,370,820	$(116,587)	$(176,150)	$(1,069,045)	$9,038

NOTE 12 – BUSINESS COMBINATION

On October 15, 2018, the Company entered into and consummated the purchase of 100% of the equity interests of Community Specialty Pharmacy, LLC, a Florida limited liability company, (“CSP”), pursuant to the terms and conditions of the Membership Interest Purchase Agreement, entered into by and among the Company as the buyer, and CSP, and Nikul Panchal, the equity owner of CSP, a non-executive officer of the Company (collectively, the “Seller”). The purchase price for the 100% equity interest in CSP was $300,000 in cash, a promissory note issued by the Company in the amount of $300,000 (see Note 4 – Long Term Debt), and warrants to purchase 67,585 shares of the Common Stock of the Company which vested on the acquisition date, are exercisable for eight (8) years from the issuance date at a strike price of $0.06 per share, and are subject to exercise restrictions which lapse over a period of three (3) years.

The Company recorded the acquisition under the guidance of ASC 805 “Business Combinations”. All the assets acquired and liabilities assumed are recorded at their corresponding fair values. The excess of the purchase price over the net assets acquired resulted in goodwill of $725,973. The following table is a summary of the allocation of the purchase price of $770,291, consisting of $300,000 in cash, a promissory note from the Company in the amount of $300,000, and the fair value for the warrants granted, calculated under the Black-Scholes calculation at $170,291.

Purchase Price Allocation
Purchase Price	$770,291
Cash	(49,728)
Accounts Receivable	(114,899)
Inventory	(76,156)
Prepaid	(3,000)
Accounts Payable	199,312
Accrued Expenses	153
Goodwill	$725,973

The accompanying unaudited pro forma combined statement of operations presents the accounts of Trxade and CSP for the year ended December 31, 2018, assuming the acquisition occurred on January 1, 2018.

2018 Summary Statement of Operations	Trxade	CSP	Combined
Revenue	$3,436,360	$2,387,636	$5,823,996

Net Income (Loss)	$125,626	$(6,723)	$118,903

Net Income per common share – basic	$0.02		$0.02

Net Income per common share - diluted	$0.02		$0.02

Weighted average common shares - basic	5,376,771		5,376,771

Weighted average common shares - diluted	5,826,417		5,826,417

NOTE 13 – EQUITY METHOD INVESTMENT

In January 2019, the Company, through its wholly-owned subsidiary Alliance Pharma Solution, LLC (“Alliance”), entered into a joint venture transaction to form SyncHealth MSO, LLC (“SyncHealth”). SyncHealth is owned by PanOptic Health, LLC (“PanOptic”) and Alliance. Alliance contributed $250,000 for the acquisition of a 30% equity interest in SyncHealth and the option to acquire the remaining ownership from PanOptic shareholders. Prior to March 31, 2019, $210,000 was paid with the remaining $40,000 paid in April 2019. Pursuant to the operating agreement, PanOptic owned 70% of SyncHealth and Alliance owned 30%; however, pursuant to the Letter Agreement, PanOptic would transfer to Alliance an additional 6% of SyncHealth’s membership units on May 1, 2019, an additional 6% on August 1, 2019 and an additional 7% on November 1, 2019, and at Alliance’s option, the 51% balance on January 31, 2020, upon transfer of between 378,888 and 2,462,773 shares of Company common stock based on 2019 Gross Revenue Quotas. As of December 31, 2019, the additional interests had not been transferred and Alliance still owns 30% of SyncHealth. We did not realize any income from the joint venture and we terminated the joint venture agreements pursuant to their terms effective as of January 31, 2020 and assigned the 30% ownership of SyncHealth back to PanOptic. As of February 1, 2020, we own no equity in SyncHealth and only the terms of the agreements relating to confidentiality, non-solicitation and each party’s obligation to cease use of the other party’s intellectual property survive the termination. The investment loss recognized during the year ended December 31, 2019 was $250,000.

NOTE 14 – ASSET ACQUISITION

On October 23, 2019 (the “Closing Date”), Bonum Health, LLC, a Delaware limited liability company, and a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with Bonum Health, LLC, a Florida limited liability company (“Seller”) and Hardikkumar Patel, the sole member of the Seller (the “Member”). Pursuant to the Asset Purchase Agreement, the Company acquired from the Seller, certain specified assets and certain specified contracts associated with the assets of Seller’s operation as a telehealth service provider (the Tele Meds Platform) (the “Assets”). Included with the acquisition of the Assets, were contracts (relating to the Assets), intellectual property for the Bonum Health telemedicine Software and Technology and personal computers. The Company agreed to provide the Seller consideration equal to 41,667 shares of restricted common stock of the Company at the closing (the “Closing Shares”), and that the Seller had the right to earn up to an additional 108,334 shares of restricted common stock of the Company following the closing (the “Milestone Shares” and collectively with the Closing Shares, the “APA Shares”), as follows:

1. 40,000 shares upon the placement, by the Company, of 40 in-store wellness kiosks, utilizing the Tele Meds Platform, on or before the first anniversary of the Closing Date;

2. 34,167 shares upon placement, by the Company, of 70 in-store wellness kiosks utilizing the Tele Meds Platform, on or before the first anniversary of the Closing Date; and

3. 34,167 shares upon placement, by the Company, of 100 in-store wellness kiosks utilizing the Tele Meds Platform on or before the first anniversary of the Closing Date.

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

Subsequent to the acquisition, the Company determined that the Assets were not usable and wrote off the value of the Assets amounting to approximately $369,000.

NOTE 15 – SUBSEQUENT EVENTS

On February 13, 2020, we entered into an underwriting agreement (the “Underwriting Agreement”) with Dawson James Securities, Inc. (the “Representative”), as representative of the several underwriters named therein, relating to the sale of 806,452 shares of common stock in a firm commitment underwritten offering (the “Offering”). The transactions contemplated by the Underwriting Agreement closed on February 18, 2020 (the “Closing Date”), at which time we sold 806,452 shares of common stock to the underwriters. On February 21, 2020, the Representative exercised their overallotment option and purchased an additional 115,767 shares of common stock. The shares were sold at a public offering price of $6.50 per share.

The Company paid the underwriters a cash fee equal to 8% of the aggregate gross proceeds received by the Company in connection with the Offering and reimbursed certain expenses. The Company received net proceeds of approximately $5.3 million from the Offering. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes and possibly to fund acquisitions of other companies, products or technologies.

In January 2020, the Company entered into a financial consulting agreement. As compensation the Company agreed to pay the consultant $75,000 over six months and to grant the consultant warrants to purchase 5,000 shares of common stock with an exercise price of $3.00 per share. The warrants have not been formally granted as of the date of this Report.

In February 2020, 22,529 warrants to purchase 22,529 shares of common stock were exercised at $0.06 per share.

In March 2020, the Company granted options to purchase 30,343 shares of common stock at an exercise price of $0.01 per share, vesting in August 2020, to a consultant who has agreed to provide consulting services for a period of 12 months.

In March 2020, 167 options to purchase 167 shares of common stock were exercised at $3.00 per share or $501 in aggregate.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to the Company’s management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, Mr. Ajjarapu and Mr. Doss, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2019, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment, management believes that the Company’s internal controls over financial reporting were not effective as of December 31, 2019. Specifically, management’s evaluation was based on the following material weaknesses which existed as of December 31, 2019:

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

During the year December 31, 2019, we reevaluated our most recent assessment of internal controls and concluded that our internal controls were still not effective. The Company has recently engaged additional accounting support to provide more resources and expand the technical accounting knowledge to assist Mr. Doss and Mr. Ajjarapu in their responsibilities with respect to financial reporting.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

In January 2019, the Company, through its wholly-owned subsidiary Alliance Pharma Solution, LLC (“Alliance”), entered into a transaction to form SyncHealth MSO, LLC (“SyncHealth”). SyncHealth is owned by PanOptic Health, LLC (“PanOptic”) and Alliance. Alliance contributed $250,000 for the acquisition of a 30% equity interest in SyncHealth and the option to acquire the remaining ownership from PanOptic shareholders.

We did not realize any income from the joint venture and we terminated the joint venture agreements pursuant to their terms effective as of January 31, 2020 and assigned the 30% ownership of SyncHealth back to PanOptic. As of February 1, 2020, we own no equity in SyncHealth and only the terms of the agreements relating to confidentiality, non-solicitation and each party’s obligation to cease use of the other party’s intellectual property survive the termination.

In January 2020, the Company entered into a financial consulting agreement. As compensation the Company agreed to pay the consultant $75,000 over six months and to grant the consultant warrants to purchase 5,000 shares of common stock with an exercise price of $3.00 per share. The warrants have not been formally granted as of the date of this Report.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth under the headings “Election of Directors”, “Executive Officers”, “Corporate Governance”, “Code of Ethics”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 in connection with the solicitation of proxies for the Company’s 2020 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth under the headings “Executive and Director Compensation”, “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth under the heading “Ratification of Appointment of Auditors” - “Audit Fees” in the Company’s 2020 Proxy Statement to be filed with the SEC within 120 days after December 31, 2019 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) Documents filed as part of this Annual Report:

The following is an index of the financial statements, schedules and exhibits included in this Form 10-K or incorporated herein by reference.

(1)	All Financial Statements

(2)	Consolidated Financial Statement Schedules

Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Form 10-K.

(3)	Exhibits

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the Signatures page of this Form 10-K.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRXADE GROUP, INC.

Date: March 30, 2020	/s/ Suren Ajjarapu
	By:	Suren Ajjarapu, Chief Executive Officer (Principal Executive Officer)

Date: March 30, 2020	/s/ Howard A. Doss
	By:	Howard A. Doss, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Suren Ajjarapu	Chairman of the Board, Chief Executive Officer and Secretary	March 30, 2020
Suren Ajjarapu	(Principal Executive Officer)

/s/ Howard A. Doss	Chief Financial Officer	March 30, 2020
Howard A. Doss	(Principal Financial and Accounting Officer)

/s/ Prashant Patel	Director, President and Chief Operating Officer	March 30, 2020
Prashant Patel

/s/ Donald G. Fell	Director	March 30, 2020
Donald G. Fell

/s/ Michael L. Peterson	Director	March 30, 2020
Michael L. Peterson

/s/ Dr. Pamela Tenaerts	Director	March 30, 2020
Dr. Pamela Tenaerts

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement dated February 13, 2020, by and between Trxade Group, Inc. and Dawson James Securities, Inc. as the representative of the underwriters named therein	8-K	001-39199	1.1	February 13, 2020
2.1	Membership Interest Purchase Agreement	8-K	000-55218	2.01	October 16, 2018
2.2	Purchase and Sale Agreement	8-K	000-55218	2.01	January 5, 2017
2.3+	Asset Purchase Agreement dated October 23, 2019 between Trxade Group, Inc.’s wholly-owned subsidiary Bonum Health, LLC, a Delaware limited liability company, Bonum Health, LLC, a Florida limited liability company, and Hardikkumar Patel	8-K	000-55218	2.1	October 28, 2019
3.1	Second Amended and Restated Certificate of Incorporation of Trxade Group, Inc.	S-1	333-234221	3.1	October 15, 2019
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020	8-K	001-39199	3.1	February 13, 2020
3.3	Amended and Restated Bylaws of Trxade Group, Inc.	10-12G/A	000-55218	3.1	July 24, 2014
4.1*	Description of Registered Securities					X
10.1	Promissory Note	8-K	000-55218	2.02	October 16, 2018
10.2	Revocable Warrant	8-K	000-55218	2.03	October 16, 2018
10.3	Warrant Agreement	8-K	000-55218	2.02	January 5, 2017
10.4***	Indemnification Agreement	10-K	000-55218	10.1	March 22, 2019
10.5	Contribution Agreement	8-K	000-55218	10.1	January 22, 2019
10.6	Technology Integration Agreement	8-K	000-55218	10.2	January 22, 2019
10.7	Operating Agreement	8-K	000-55218	10.3	January 22, 2019
10.8	Shareholder Agreement	8-K	000-55218	10.4	January 22, 2019
10.9	Subscription Agreement	8-K	000-55218	10.5	January 22, 2019
10.10	Letter Agreement	8-K	000-55218	10.6	January 22, 2019
10.11	Form of Securities Purchase Agreement	8-K	000-55218	10.1	November 14, 2018

10.12	Form of Securities Purchase Agreement	8-K	000-55218	10.1	July 13, 2018
10.13	Form of Investment Warrant Agreement	8-K	000-55218	10.2	July 13, 2018
10.14	Promissory Note with Sansur Associates LLC	8-K	000-55218	10.1	July 5, 2017
10.15	Promissory Note with Prashant Patel	8-K	000-55218	10.2	July 5, 2017
10.16***	Form of Indemnification Agreement	8-K	000-55218	10.1	August 25, 2016
10.17	Amendment to Convertible Note Agreement and Note	8-K	000-55218	10.1	June 3, 2016
10.18***	Amendment to Ajjarapu Executive Employment Agreement	10-K	000-55218	10.14	March 28, 2016
10.19	Note Purchase Agreement	8-K	000-55218	10.1	October 27, 2015
10.20	Form of Note	8-K	000-55218	10.2	October 27, 2015
10.21	Form of Warrant	8-K	000-55218	10.3	October 27, 2015
10.22***	Indemnification Agreement	8-K	000-55218	10.1	March 18, 2015
10.23***	Indemnification Agreement	8-K	000-55218	10.1	Dec 23, 2014
10.24	Subscription Agreement	8-K	000-55218	10.1	September 26, 2014
10.25	Warrant Agreement	8-K	000-55218	10.2	September 26, 2014
10.26	Registration Rights Agreement	8-K	000-55218	10.3	September 26, 2014
10.27	RxTPL Logistics Services Agreement	10-12G/A	000-55218	10.9	Sept 5, 2016
10.28***	Employment Agreement - Suren Ajjarapu	10-12G/A	000-55218	10.5	July 24, 2014
10.29***	Employment Agreement - Prashant Patel	10-12G/A	000-55218	10.6	July 24, 2014
10.30	Related Parties - Promissory Note Patel	10-12G/A	000-55218	10.7	July 24, 2014
10.31	Related Parties - Promissory Note Sansur	10-12G/A	000-55218	10.8	July 24, 2014
10.32***	2014 Equity Incentive Plan	10-12G	000-55218	10.3	June 11, 2014
10.33	Merger and Reorganization Agreement of XCELLINK INTERNATIONAL, INC., a Delaware corporation (predecessor to Trxade Group, Inc. a Delaware corporation) and Trxade Group, Inc., a Nevada corporation	10-12G	000-55218	10.1	June 11, 2014
10.34***	Form of Indemnification Agreement entered into between Trxade Group, Inc. and its directors and certain officers	10-12G	000-55218	10.4	June 11, 2014
10.35	Series A Preferred Stock Purchase Agreement	10-12G	000-55218	10.2	June 11, 2014
10.36	Form of Securities Purchase Agreement (July 30, 2019 Offering)	8-K	000-55218	10.1	July 11, 2019

10.37	Form of Securities Purchase Agreement (September 30, 2019 Offering)	8-K	000-55218	10.1	October 2, 2019
10.38***	Trxade Group, Inc. 2019 Equity Incentive Plan	8-K	000-55218	10.1	October 15, 2019
10.39%	Securities Purchase Agreement dated October 23, 2019, by and among Trxade Group, Inc. and Bonum Health, LLC, a Florida limited liability company	8-K	000-55218	10.1	October 28, 2019
10.40	Form of Registration Rights Agreement dated October 23, 2019, by and among Trxade Group, Inc. and Bonum Health, LLC, a Florida limited liability company	8-K	000-55218	10.2	October 28, 2019
10.41	Transition Services Agreement dated October 23, 2019, by and among Trxade Group, Inc. and Bonum Health, LLC, a Florida limited liability company	8-K	000-55218	10.3	October 28, 2019
14.1	Code of Ethics	10-K	000-55218	14.1	March 23, 2015
21.1*	List of Subsidiaries					X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

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

