Form 10-Q
period 2020-03-31
TRXADE GROUP, INC.
filed 2020-05-04
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2020

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

Commission File Number: 001-39199

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

There were 7,702,335 shares of the registrant’s common stock outstanding on May 1, 2020, and no shares of preferred stock outstanding.

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended March 31, 2020

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Trxade Group, Inc.

Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current Assets
Cash	$7,701,305	$2,871,694
Accounts Receivable, net	877,097	792,050
Inventory	368,401	56,761
Prepaid Assets	267,375	82,452
Deposits for Inventory purchases	580,800	-
Total Current Assets	9,794,978	3,802,957

Property Plant and Equipment, Net	197,242	174,987

Other Assets
Deposits	21,636	21,636
Deferred Offering Costs	-	88,231
Right of use leased assets	734,075	757,710
Goodwill	725,973	725,973

Total Assets	$11,473,904	$5,571,494

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$320,238	$334,614
Accrued Liabilities	233,560	98,852
Current Portion Lease Liabilities	90,759	87,350
Customer Deposits	305,972	-
Total Current Liabilities	950,529	520,816

Long Term Liabilities
Notes Payable – Related Parties	225,000	225,000
Other Long-term Liabilities – Leases	661,078	685,461
Total Liabilities	1,836,607	1,431,277

Shareholders’ Equity
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2020 and December 31, 2019, respectfully	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 7,484,370 and 6,539,415 shares issued and outstanding, as of March 31, 2020 and December 31, 2019, respectively	75	65
Additional Paid-in Capital	17,852,422	12,535,655
Retained Deficit	(8,215,200)	(8,395,503)
Total Shareholders’ Equity	9,637,297	4,140,217

Total Liabilities and Shareholders’ Equity	$11,473,904	$5,571,494

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.
Consolidated Statements of Operations
Three Months Ended March 31, 2020 and 2019

(unaudited)

	2020	2019

Revenues	$2,203,320	$1,512,521

Cost of Sales	563,184	365,839
Gross Profit	1,640,136	1,146,682

Operating Expenses
General and Administrative	1,451,909	974,923

Operating Income	188,227	171,759

Share in Equity Loss Investment	-	(28,972)
Interest Expense, net	(7,924)	(17,558)
Net Income	$180,303	$125,229

Net Income per Common Share – Basic:	$0.03	$0.02

Net Income per Common Share – Diluted:	$0.02	$0.02

Weighted average Common Shares Outstanding Basic	6,971,427	5,560,695

Weighted average Common Shares Outstanding Diluted	7,423,669	5,998,056

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2020 and 2019

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	-	$-	6,539,415	$65	$12,535,655	$(8,395,503)	$4,140,217
Common Stock issued from offering	-	-	922,219	10	5,994,414	-	5,994,424
Fractional shares issued due to reverse split	-	-	40	-	-	-	-
Stock Issuance Costs	-	-	-	-	(820,586)	-	(820,586)
Options Exercised for Cash	-	-	167	-	501	-	501
Warrants Exercised for Cash	-	-	22,529	-	1,352	-	1,352
Warrants Expense	-	-	-	-	79,089	-	79,089
Options Expense	-	-	-	-	61,997	-	61,997
Net Income	-	-	-	-	-	180,303	180,303
Balance at March 31, 2020	-	$-	7,484,370	$75	$17,852,422	$(8,215,200)	$9,637,297

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	-	$-	5,547,638	$55	$8,955,688	$(8,111,075)	$844,668
Common Stock issued for convertible debt and accrued interest	-	-	70,666	1	211,982	-	211,983
Warrants Exercised for Cash	-	-	2,778	-	166	-	166
Options Expense	-	-	-	-	35,979	-	35,979
Net Income	-	-	-	-	-	125,229	125,229
Balance at March 31, 2019	-	$-	5,621,082	$56	$9,203,815	$(7,985,846)	$1,218,025

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Three months ended March 31, 2020 and 2019

(unaudited)

	2020	2019

Operating Activities:
Net Income	$180,303	$125,229

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation Expense	1,250	1,250
Options expense	61,997	35,979
Warrant Expense	79,089	-
Bad Debt Expense	9,000	-
Share in Equity Losses in Investment	-	28,972
Amortization of right to use asset	23,635	21,744
Changes in operating assets and liabilities:
Accounts Receivable	(94,047)	(295,169)
Prepaid Assets and other Current Assets	(184,923)	(84,621)
Inventory	(311,640)	17,743
Deposits for Inventory purchases	(580,800)	-
Lease Liability	(20,974)	(17,913)
Accounts Payable	(14,376)	11,222
Customer Deposits	305,972	-
Accrued Liabilities and Other Liabilities	134,708	29,770
Net Cash (used in) operating activities	(410,806)	(125,794)

Investing Activities:
Purchase of Fixed Assets	(23,505)	-
Purchase of equity method investment	-	(210,000)
Net cash Used in Investing activities	(23,505)	(210,000)

Financing Activities:
Payment of Stock Issuance Costs	(732,355)	-
Proceeds from exercise of Warrants	1,352	166
Proceeds from exercise of Stock Options	501	-
Proceeds from Issuance of Common Stock	5,994,424	-
Net Cash provided by financing activities	5,263,922	166

Net increase (decrease) in Cash	4,829,611	(335,628)
Cash at Beginning of the Year	2,871,694	869,557
Cash at March 31, 2020 and 2019	$7,701,305	$533,929

Supplemental Cash Flow Information
Cash Paid for Interest	$2,348	$1,704
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Common Stock Issued for Conversion of Note and Accrued Interest	$-	$211,983
ROU assets and operating lease obligations recognized	$-	$847,441
Equity Method Investment recorded to accrued liabilities	$-	$40,000

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Notes to Unaudited Consolidated Financial Statements
For the three months ended March 31, 2020 and 2019

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

Alliance Pharma Solutions, LLC, has developed a same day Pharma delivery software – Delivmeds.com, and invested in SyncHealth MSO, LLC, a managed services organization during January 2019, which investment was divested in February 2020.

Bonum Health, LLC was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in November 2019 and was expected to be operational in April 2020; however, due to the uncertainty regarding the COVID-19 pandemic, however, at present time the Company does not anticipate such installation moving forward until sometime in 2021, at the earliest. The hub connects patients to board-certified medical care at any time, and from anywhere, through the Bonum Health mobile app and website portal or by visiting Bonum Health Hubs at select independent pharmacy locations.

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

Proportional adjustments were made to the conversion and exercise prices of the Company’s outstanding warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans in connection with the Reverse Stock Split. The Reverse Stock Split did not affect any stockholder’s ownership percentage of the Company’s common stock, except to the limited extent that the Reverse Stock Split resulted in any stockholder owning a fractional share. Fractional shares of common stock were rounded up to the nearest whole share based on each holder’s aggregate ownership of the Company. All issued and outstanding shares of common stock, options and warrants to purchase common stock and per share amounts contained in these financial statements, have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented.

Basis of Presentation - The accompanying unaudited interim consolidated financial statements of Trxade Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 30, 2020.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2019 as reported in the Company’s Annual Report on Form 10-K have been omitted.

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

The following table sets forth the computation of basic and diluted Income per Share:

	For three months ended March 31,
	2020	2019
Numerator:
Net Income	$180,303	$125,229

Numerator for basic and diluted EPS - income available to common Shareholders	180,303	$125,229

Denominator:
Denominator for basic EPS – Weighted average shares	6,971,427	5,560,695
Dilutive Effect of Warrants, Options and Convertible Debt	452,242	437,361
Denominator for diluted EPS – adjusted Weighted average shares and assumed Conversions	7,423,669	5,998,056
Basic income per common share	$0.03	$0.02
Diluted income per common share	$0.02	$0.02

NOTE 2– LONG TERM DEBT – RELATED PARTIES

In October 2018, in connection with the acquisition of Community Specialty Pharmacy, LLC, a $300,000 promissory note was issued to Nikul Panchal, a non-executive officer of the Company, accruing simple interest at the rate of 10% per annum, payable annually, and having a maturity date in October 15, 2021. In October 2019, $75,000 of the note was converted into 25,000 common shares at $3.00 per share. There was a loss recognized on this conversion of $76,500. The outstanding balance at March 31, 2020 is $225,000.

NOTE 3 – SHAREHOLDERS’ EQUITY

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

The Company received proceeds of approximately $5.99 million from the Offering. The Company paid the underwriters a cash fee equal to 8% of the aggregate gross proceeds received by the Company in connection with the Offering and reimbursed certain expenses. The total costs of the Offering were $820,586,including $88,213 paid in prior year, which was in deferred offering cost as of December 31, 2019. The net proceeds of the Offering were approximately $5.17 million. The Company intends to use the net proceeds from the offering for working capital and general corporate purposes and possibly to fund acquisitions of other companies, products or technologies.

In September 2019, the Company entered into a financial consulting agreement. As compensation, the Company agreed to pay the consultant $15,000 over six months and to grant the consultant warrants to purchase 5,000 shares of common stock with an exercise price of $0.06 per share. The warrants have not been formally granted as of the date of this Report.

In February 2020, 22,529 warrants to purchase 22,529 shares of common stock were exercised at $0.06 per share by a related party.

In March 2020, 167 options to purchase 167 shares of common stock were exercised at $3.00 per share or $501 in proceeds.

NOTE 4 - WARRANTS

For the three month period ended March 31, 2020, warrants to purchase 22,529 shares of common stock were exercised for proceeds of $1,352, and none were granted or forfeited. See “Note 3 – Shareholders’ Equity”.

The compensation cost related to the warrants granted in prior year was $79,089 and $0 for the three months ended March 31, 2020 and 2019.

The Company’s outstanding and exercisable warrants as of March 31, 2020 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of December 31, 2019	524,480	$0.42	2.39	$3,273,897
Warrants granted	-	$-	-	-
Warrants forfeited	-	-	-	-
Warrants exercised	(22,529)	$0.06	-	-

Warrants Outstanding as of March 31, 2020	501,951	$0.44	2.36	$2,693,397

NOTE 5 – OPTIONS

The Company maintains stock option plans under which certain employees are awarded option grants based on a combination of performance and tenure. The stock option plans provide for the grant of up to 1,333,333 shares.

For the three month period ended March 31, 2020, 16,667 options were issued, none were forfeited or expired and options to purchase 167 shares of common stock were exercised.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of the grant. The following table summarizes the assumptions used to estimate the fair value of the stock options granted during the quarter ended March 31, 2020.

2020
Expected dividend yield	0%
Weighted-average expected volatility	133-226%
Weighted-average risk-free interest rate	0.25%
Expected life of options	10 years

Total compensation cost related to stock options granted in the current quarter and prior years was $61,997 and $35,979 for the three months ended March 31, 2020 and 2019, respectively.

The following table represents stock option activity for the three month period ended March 31, 2020:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2019	346,998	$4.39	6.77	$817,220
Options Exercisable as of December 31, 2019	207,485	$5.29	5.53	$312,338
Options granted	16,667	$7.50	9.64	-
Options forfeited	-	$-	-	-
Options expired	-	$-	-	-
Options exercised	167	$3.00	8.01	-

Options Outstanding as of March 31, 2020	363,498	$4.53	6.67	$557,589
Options Exercisable as of March 31, 2020	216,536	$5.32	5.36	$184,039

NOTE 6 – CONTINGENCIES

In January 2020, we became aware of a complaint filed by Jitendra Jain, Manish Arora, Scariy Kumaramangalam, Harsh Datta and Balvant Arora (collectively, plaintiffs), against our wholly-owned subsidiary, Trxade, Inc. and our Chief Executive Officer, Suren Ajjarapu and Annapurna Gundlapalli, Gajan Mahendiran and Nexgen Memantine, certain unrelated persons (collectively, defendants), in the Circuit Court of Madison County, Alabama (Case:47-CV-2019-902216.00). The complaint alleges causes of actions against the defendants including fraud in the inducement, relating to certain investments alleged to have been made by plaintiffs in Nexgen Memantine, breach of fiduciary duty, conversion and voidable transactions. The complaint relates to certain investments alleged made by the plaintiffs in Nexgen Memantine and certain alleged fraudulent transfers of assets and funds alleged to have been taken by the defendants which are unrelated to the Company. The complaint seeks $425,000 in compensatory damages and $1,275,000 in punitive damages. The Company and Mr. Ajjarapu deny in their entirety the plaintiffs’ allegations and plan to promptly seek to file a motion to dismiss the plaintiffs’ claims against the Company and Mr. Ajjarapu. The Company and Mr. Ajjarapu further refute any connections for the purpose of the suit to the other named defendants. To the Company’s and Mr. Ajjarapu’s knowledge, the complaint has no merit whatsoever and each of the Company and Mr. Ajjarapu intend to vigorously defend themselves and oppose the relief sought in the complaint. The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceeding. The Company has filed a motion to dismiss this lawsuit and a hearing was scheduled for March 2020, however, because of the COVID-19 outbreak, the hearing was postponed until further notice from the court.

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

	Lease 1	Lease 2
Initial Lease Term	December 2017 to January 2021	November 2018 to November 2023
Renewal Term	January 2021 to December 2024	November 2023 to November 2028
Initial Recognition of Right to use assets at January 1, 2019	$534,140	$313,301
Incremental Borrowing Rate	10%	10%

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of March 31, 2020.

Amounts due within twelve months of March 31
2020	$161,906
2021	166,745
2022	171,756
2023	176,922
2024	149,067
Thereafter	201,097
Total minimum lease payments	1,027,493
Less: effect of discounting	(275,656)
Present value of future minimum lease payments	751,837
Less: current obligations under leases	90,759
Long-term lease obligations	$661,078

For the three months ended March 31, 2020 and 2019, amortization of assets was $23,635 and $21,744, respectively.

For the three months ended March 31, 2020 and 2019, operating lease liabilities paid was $20,974 and $17,913, respectively.

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

Three Months Ended March 31, 2020	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Other	Total
Revenue	$1,519,907	$432,929	$245,016	$5,468	$2,203,320
Gross Profit	$1,519,907	$36,108	$78,653	$5,468	$1,640,136
Segment Assets	$2,055,429	$280,514	$1,817,170	$7,320,791	$11,473,904
Segment Profit (Loss)	$972,993	$(41,245)	$(28,883)	$(722,562)	$180,303

Three Months Ended March 31, 2019	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Other	Total
Revenue	$1,043,810	$442,423	$26,288	$-	$1,512,521
Gross Profit	$1,043,810	$95,559	$7,313	$-	$1,146,682
Segment Assets	$1,474,690	$186,496	$379,476	$1,258,819	$3,299,481
Segment Profit (Loss)	$542,151	$(6,797)	$(71,734)	$(338,391)	$125,229

NOTE 9 – EQUITY METHOD INVESTMENT

In January 2019, the Company, through its wholly-owned subsidiary Alliance Pharma Solution, LLC (“Alliance”), entered into a joint venture transaction to form SyncHealth MSO, LLC (“SyncHealth”). SyncHealth is owned by PanOptic Health, LLC (“PanOptic”) and Alliance. Alliance contributed $250,000 for the acquisition of a 30% equity interest in SyncHealth and the option to acquire the remaining ownership from PanOptic shareholders. Prior to March 31, 2019, $210,000 was paid with the remaining $40,000 paid in April 2019. Pursuant to the operating agreement, PanOptic owned 70% of SyncHealth and Alliance owned 30%; however, pursuant to the Letter Agreement, PanOptic would transfer to Alliance an additional 6% of SyncHealth’s membership units on May 1, 2019, an additional 6% on August 1, 2019 and an additional 7% on November 1, 2019, and at Alliance’s option, the 51% balance on January 31, 2020, upon transfer of between 378,888 and 2,462,773 shares of Company common stock based on 2019 Gross Revenue Quotas. As of December 31, 2019, the additional interests had not been transferred and Alliance still owned 30% of SyncHealth. We did not realize any income from the joint venture and we terminated the joint venture agreements pursuant to their terms effective as of January 31, 2020 and assigned the 30% ownership of SyncHealth back to PanOptic. As of February 1, 2020, we own no equity in SyncHealth and only the terms of the agreements relating to confidentiality, nonsolicitation and each party’s obligation to cease use of the other party’s intellectual property survive the termination. The investment loss recognized during the year ended December 31, 2019 was $250,000.

NOTE 10 – SUBSEQUENT EVENTS

Return of Inventory Deposits

In April 2020, $295,800 of inventory deposits were returned to the Company as the providers were out of stock of the specific product ordered.

U. S Small Business Association’s Economic Injury Disaster Loan

In April 2020, the Company received $10,000 as part of the U.S. Small Business Association’s Economic Injury Disaster Loan program, which provides vital economic support to small businesses to help overcome the temporary loss of revenue they are experiencing as a result of the COVID-19 pandemic. The Company is in the process of returning the money to the Small Business Administration as of the date of this report.

Options Granted

In April 2020, the Company granted options to purchase 30,353 shares of common stock at an exercise price of $0.06 per share, vesting in August 2020, to a consultant who agreed to provide consulting services for a period of 12 months.

2019 Chief Executive Officer and President Bonuses

On April 14, 2020, the Board of Directors (the “Board”) and the Compensation Committee of the Board approved the award to Suren Ajjarapu, the Company’s Chief Executive Officer and Prashant Patel, the Company’s President, of bonuses equal to 1% of the Company’s outstanding shares, equivalent to 74,484 shares of common stock, and 50,000 shares of common stock, respectively. The awards were made under and pursuant to the Company’s 2019 Equity Incentive Plan (the “Plan”).

2020 Equity Compensation Awards

Also on April 14, 2020, the Compensation Committee approved the grant of options to purchase an aggregate of 31,750 shares of our common stock to certain employees of the Company, in consideration for services to be rendered by such individuals through 2024. The options vest at the rate of 1/4th of such options per year, on the first, second, third and fourth anniversaries of the grant date, subject to such option holders continuing to provide services to the Company on such dates, subject to the terms of the Plan and the option agreements entered into to evidence such grants. The options were granted pursuant to, and are subject to the Plan, and have a term of five years from the grant date. The options have an exercise price of $6.12 per share, the closing price of the Company’s common stock on the date of the grant of such options.

On the same date, the Board of Directors approved the grant of (a) 5,000 shares of restricted common stock to the Company’s legal counsel; and (b) 12,500 shares of restricted common stock to Howard A. Doss, the Company’s Chief Financial Officer, which shares are subject to forfeiture and vest at the rate of 1/4th of such shares on July 1 and October 1, 2020 and January 1 and April 1, 2021, subject to such persons continuing to provide services to the Company on such dates, subject to the terms of the Plan and the Restricted Stock Grant Agreements entered into to evidence such awards.

Independent Director Compensation Plan

On April 14, 2020, the Board of Directors approved an independent director compensation policy (the “Policy”). Pursuant to the policy, the independent members of the Board of Directors of the Company are to receive a $35,000 annual retainer for services on the Board of Directors, and the chairpersons of the various committees of the Board of Directors receive additional annual compensation equal to between $10,000 (the chairperson of the Compensation Committee and Nominating and Corporate Governance Committee) and $20,000 (the chairperson of the Audit Committee), payable quarterly in arrears.

Additionally, each independent member of the Board of Directors is to receive an annual grant of restricted common stock of the Company equal to $55,000 in value, on April 1st of each year, and valued on such same date, based on the closing sales price on such date (or the first business day thereafter), which restricted stock awards will vest at the rate of 1/4th of such awards over the following four calendar quarters, subject to such directors continued service to the Company.

In connection with and pursuant to the compensation plan, the three independent members of the Board of Directors (Mr. Donald G. Fell, Dr. Pamela Tenaerts, and Mr. Michael L. Peterson), were awarded 8,987 shares of restricted stock, which vest at the rate of 1/4th of such shares on July 1 and October 1, 2020 and January 1 and April 1, 2021, subject to such persons continuing to provide services to the Company on such dates, subject to the terms of the Plan and the Restricted Stock Grant Agreements entered into to evidence such awards.

Employment Agreement with Suren Ajjarapu, Chief Executive Officer

Effective on April 14, 2020, we entered into a new employment agreement with Mr. Suren Ajjarapu, our Chief Executive Officer, which replaced and superseded his prior employment agreement with the Company. The agreement, which provides for Mr. Ajjarapu to serve as our Chief Executive Officer, has a term extending through December 31, 2025, provided that the agreement automatically extends for additional one year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement. The agreement also requires the Board, subject to certain exceptions, to nominate Mr. Ajjarapu to serve on the Board at each stockholders’ meeting which occurs during the term of the agreement and to serve as the Chairman of the Board.

Pursuant to the terms of the agreement, Mr. Ajjarapu’s annual compensation package includes (1) a base salary of $300,000 per year, subject to annual increases as determined in the sole discretion of the Compensation Committee (the “Base Salary”), and (2) a performance bonus equal to up to 100% of his Base Salary each year, based on the Company meeting certain performance metrics as determined from time to time by the Compensation Committee and Mr. Ajjarapu (“Performance Metrics”). Additionally, in the event that Mr. Ajjarapu meets at least 70% of the requirements for any annual performance bonus, as determined in the reasonable discretion of the Compensation Committee of the Board, Mr. Ajjarapu’s Base Salary is increased by 20%. Mr. Ajjarapu is eligible for the Base Salary increase on an annual basis, with such increases being cumulative. Such increases in Base Salary do not require an amendment to the agreement. For 2020, those performance metrics include ((1) hitting a revenue goal of $12.5 million (50% of restricted shares described below vest); (2) reaching 50,000 Bonum Health patients (30% of restricted shares described below vest); (3) placing e-hubs in 100 stores (10% of restricted shares described below vest); and (4) obtaining net operating income of 10% of total sales (20% of restricted shares described below vest). The determination of whether the Performance Metrics have been met are determined in the reasonable discretion of the Compensation Committee, no later than 90 days after (a) December 31, 2020, in connection with the 2020 Performance Metrics; and (b) the end of such calendar year for subsequent years. Mr. Ajjarapu was also awarded 49,020 shares of restricted common stock (the “2020 Restricted Stock”), which vest in the percentages set forth in the 2020 Performance Metrics (described above), if at all, which shares are subject to forfeiture based on the determination of the Compensation Committee no later than 90 days after December 31, 2020, and are subject to the terms and conditions of the restricted stock award agreement entered into between Mr. Ajjarapu and the Company to evidence such awards and the Plan. Mr. Ajjarapu may also receive additional bonuses awarded from time to time in the discretion of the Board and/or Compensation Committee. Mr. Ajjarapu is also paid an automobile allowance of $1,000 per month during the term of the agreement and is eligible to participate in the Company’s stock option plan and other benefit plans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020. The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise required by law.

The following discussion is based upon our unaudited Consolidated Financial Statements included elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, including under “Item 1A. Risk Factors” below, and in our most recent Annual Report on Form 10-K. All references to years relate to the calendar year ended December 31 of the particular year.

General Information

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 30, 2020 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I - Financial Information” - “Item 1. Financial Statements”.

Please see the section entitled “Glossary” in our Annual Report for a list of abbreviations and definitions used throughout this Report.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Item 1A. Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to Trxade Group, Inc., is also based on our good faith estimates.

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

Effective on February 12, 2020, the Company affected a stock split of its outstanding common stock in a ratio of 1-for-6 (“Reverse Stock Split”). Proportional retroactive adjustments were made to the conversion and exercise prices of the Company’s outstanding warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans in connection with the Reverse Stock Split in the disclosures below.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2020 and 2019.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

We have designed and developed, and now own and operate business-to-business web-based marketplace focused on the US pharmaceutical industry. Our core service brings the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

We began operations as Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide enhanced pricing transparency, purchasing capabilities and other value-added services on a single platform to focus on serving the nation’s approximately 22,000 independent pharmacies with an annual purchasing power of $78 billion (according to the National Community of Pharmacists Association’s 2018 Digest). Our national supplier partners are able to fulfill orders on our platform immediately and provide the pharmacy with cost saving payment terms and next day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). We have expanded rapidly since 2015 and now have over 11,400 registered pharmacy members purchasing products on our sales platform.

Company Organization

Trxade Group, Inc. owns 100 percent of Trxade, Inc., and Integra Pharma Solutions, LLC (formerly Pinnacle Tek, Inc.), Alliance Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, and Bonum Health, LLC. The reverse triangular merger of Trxade, Inc. and Trxade Group, Inc. occurred in July 2013. Integra was acquired in July 2013. We acquired 100 percent of Community Specialty Pharmacy, LLC, in October 2018. Alliance Pharma Solutions, LLC was formed in January 2018 and our joint venture with SyncHealth MSO, LLC, which was terminated in February 2020, was formed in January 2019. We acquired our Bonum Health operations in October 2019. Trxade, is a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Liquidity and Capital Resources

Cash

Cash was $7,701,305 at March 31, 2020. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	March 31, 2020	December 31, 2019

Cash	$7,701,305	$2,871,694
Current assets (excluding cash)	2,093,673	931,263
Current liabilities	950,529	520,816
Working Capital	8,844,449	3,282,141

Our principal sources of liquidity have been cash provided by operations, sales of equity and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses and acquisitions. We anticipate these uses will continue to be our principal uses of cash in the future.

The increase in cash was primarily due to $5,994,424 of cash raised through the sale of common stock in our February 2020 underwritten offering, as described in greater detail above in “Part I. Financial Statements – Item 1. Financial Statements” – “Note 3 – Shareholders’ Equity”.

Liquidity Outlook cash explanation.

Cash Requirements

Our primary objectives for the remainder of 2020 are to continue the development of the Trxade Platform and increase our client base and operational revenue. As a result of our cash generated through operations and the cash raised in the underwritten offering, we believe we have sufficient cash to support our operations for the foreseeable future. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses for 2020-2021	Amount
General and administrative (1)	$5,000,000
Total	$5,000,000

(1) Includes wages and payroll, legal and accounting, marketing, rent and web development.

Since inception, we have funded our operations primarily through debt and equity capital raises and operational revenue. To date in 2020, we have raised $5,994,424 through the sale of common stock in our February 2020 underwritten offering.

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

As of the date of this filing, there has been a global viral outbreak that world governments have responded to with travel and other restrictions, including ‘stay-at-home’ orders, among other steps. The extent and duration of business disruptions and related financial impacts from the COVID-19 coronavirus cannot be reasonably estimated at this time, however, our exposure includes reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that we anticipate will have a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines. In addition, employee sicknesses and remote working environments related to the coronavirus and the federal, state and local responses to such virus, could materially impact our consolidated results for the second quarter and full year 2020.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019:

	Three months Ended
	March 31, 2020	March 31, 2019
Net Income	$180,303	$125,229
Net Cash Provided by (used in):
Operating Activities	(410,806)	(125,794)
Investing Activities	(23,505)	(210,000)
Financing Activities	5,263,922	166
Net increase (decrease) in cash	$4,829,611	$(335,628)

Cash used in operations for the three months ended March 31, 2020 was $410,806. This compared to $125,794 used in operating activities for the three months ended March 31, 2019. This increase was mainly due to inventory deposits required of $580,800, made for delivery of specific products.

Investing activities in 2019 include the $210,000 investment in SyncHealth MSO, LLC.

Financing activities in 2019 included $166 of proceeds from a warrant exercise. Financing activities in 2020 included the sale of common stock in the February 2020 underwritten offering which generated $5,994,424 proceeds and approximately $5.26 million in cash to the Company.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes to these statements included above.

Three Month Period Ended March 31, 2020 Compared to Three Month Period Ended March 31, 2019

	Three Months Ended			Percent
	March 31, 2020	March 31, 2019	Change	Change

Revenues	$2,203,320	$1,512,521	$690,799	45.7%
Cost of Sales	563,184	365,839	197,345	53.9%

Gross Profit	1,640,136	1,146,682	493,454	43.0%
Operating Expenses:
General and Administrative (less warrants and option expense)	1,310,823	938,944	371,879	39.6%
Warrants and Options Expense	141,086	35,979	105,107	292.1%
Total General and Administrative/Operating Expense	1,451,909	974,923	476,986	48.9%

Share in Equity Losses in Investment	-	(28,972)	28,872	100%
Interest Income (Expense)	(7,924)	(17,558)	9,634	54.9%

Net Income	$180,303	$125,229	$55,074	44.0%

Our revenues during the three months ended March 31, 2020 were from the Trxade platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues increased by $690,799 compared to the prior period. In Trxade, Inc. this increase was attributable to an increase in generic brands being sold on the platform during 2020, compared to 2019. The fee for generics is higher than brands. Our sales department has continued to add customers throughout 2019 and into 2020 through direct marketing and customer training. Integra Pharma Solutions increased revenue to $245,016 in 2020, compared to $26,288 in 2019. Cost of Goods Sold and Gross Profit for the periods were $563,184 and $1,640,136 in 2020 and $365,839 and $1,146,682 in 2019.

General and administrative expenses increased for the three months ended March 31, 2020 to $1,310,823 compared to $938,944 for the comparable period in 2019. The increase was mainly due to legal expenses, filing fees and marketing expenses.

Total warrants and option expense increased by 292.1% for the three months ended March 30, 2020, compared to the prior year’s period due to warrants issued to consultants and new Board of Director option grants.

We had $28,972 of investment loss for the quarter ended March 30, 2019 in connection with the SyncHealth, LLC joint venture which has been terminated effective as of January 31, 2020.

We had interest expense of $7,924 for the three months ended March 31, 2020, compared to interest expense of $17,558 for the three months ended March 31, 2019.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of March 31, 2020.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

For more information on recently issued accounting standards, see “Note 1 – Organization and Basis of Presentation”, to the Notes to Consolidated Financial Statements included herein under “Part I - Item 1. Financial Statements and Supplemental Data”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, Mr. Ajjarapu and Mr. Doss, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I - Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 6 – Contingencies”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Commission on March 30, 2020 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2019, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Epidemics, including the recent outbreak of coronavirus, and other crises could negatively impact our business and results of operations.

Our results of operations could be harmed if the fear of communicable and rapidly spreading diseases or other crises such as natural disasters result in travel restrictions or cause people to avoid group meetings or gatherings or interactions with other people. It is difficult to predict the impact on our business, if any, of the emergence of new epidemics or other crises. We currently anticipate that the outbreak of the COVID-19 coronavirus, the global response to such coronavirus, including travel restrictions and quarantines that governments are instituting, may have a significant negative impact on our results of operations, the production of pharmaceuticals and our ability to timely obtain pharmaceuticals for resale. In addition, if we experience further production difficulties, quality control problems or further shortages in supply of pharmaceuticals, this could also harm our business and results of operations, any of which could have a material adverse effect on our operations and the value of our securities. Currently, we are experiencing reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that we anticipate will have a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines. In addition, employee sicknesses and remote working environments related to the coronavirus and the federal, state and local responses to such virus, could materially impact our consolidated results for the second quarter and full year for 2020.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended March 31, 2020 and from the period from April 1, 2020 to the filing date of this report, which have not previously been disclosed in a prior Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

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

Date: May 4, 2020

By:	/s/ Howard Doss
Howard Doss
Chief Financial Officer (Principal Accounting/Financial Officer)

Date: May 4, 2020

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement dated February 13, 2020, by and between Trxade Group, Inc. and Dawson James Securities, Inc. as the representative of the underwriters named therein	8-K	001-39199	1.1	February 13, 2020
3.1	Second Amended and Restated Certificate of Incorporation of Trxade Group, Inc.	S-1	333-234221	3.1	October 15, 2019
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020	8-K	001-39199	3.1	February 13, 2020
3.3	Amended and Restated Bylaws of Trxade Group, Inc.	10-12G/A	000-55218	3.1	July 24, 2014
10.1***	Trxade Group, Inc. 2019 Equity Incentive Plan	8-K	000-55218	10.1	October 15, 2019
10.2***	Form of Stock Option Agreement (April 2020 Grants to Employees) April 14, 2020	8-K	001-39199	10.2	April 16, 2020
10.3***	Form of Restricted Stock Grant Agreement (Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel) April 14, 2020	8-K	001-39199	10.3	April 16, 2020
10.4***	April 14, 2020 Executive Employment Agreement with Suren Ajjarapu	8-K	001-39199	10.4	April 16, 2020
10.5***	Restricted Stock Grant Agreement (Mr. Ajjarapu 2020 Performance Bonus) April 14, 2020	8-K	001-39199	10.5	April 16, 2020
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

