Form 10-Q/A
period 2019-09-30
TRXADE GROUP, INC.
filed 2020-07-17
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends Trxade Group, Inc.’s (the “Company’s”) Quarterly Report on Form 10-Q for the three months ended September 30, 2019, as filed with the U.S. Securities and Exchange Commission on October 28, 2019 (the “Original Filing”). This Amendment is being filed solely to correct a clerical error on the cover page of the Original Filing, which failed to include an indication of whether or not the Company was a ‘shell company’. The Company is not a ‘shell company’, and was not a ‘shell company’ at the time of the Original Filing, and the cover page of this Amendment has been updated with such corrected disclosure.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended, this Amendment contains new certifications by the Company’s principal executive officer and principal financial officer, which are being filed as exhibits hereto, which certifications are allowed to be abbreviated in accordance with published interpretations of the SEC. Because the Amendment includes no financial statements, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no changes have been made to the Original Report. This Amendment does not modify, amend or update any financial information in the Original Report. This Amendment continues to speak as of the date of the Original Report, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the Original Report. Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission.

ITEM 6. EXHIBITS

The exhibit index below lists the exhibits that are being filed with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRXADE GROUP, INC.

By:	/s/ SUREN AJJARAPU
Suren Ajjarapu
Chief Executive Officer (Principal Executive Officer)

Date:	July 17, 2020

By:	/s/ HOWARD DOSS
Howard Doss
Chief Financial Officer (Principal Accounting/Financial Officer)

Date:	July 17, 2020

EXHIBIT INDEX

Exhibit No.	Description and Method of Filing
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*

*	Filed herewith.