Form 10-Q/A
period 2020-03-31
TRXADE GROUP, INC.
filed 2020-07-17
CIK 1382574

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends Trxade Group, Inc.’s (the “Company’s”) Quarterly Report on Form 10-Q for the three months ended March 31, 2020, as filed with the U.S. Securities and Exchange Commission on May 4, 2020 (the “Original Filing”). This Amendment is being filed solely to correct a clerical error on the cover page of the Original Filing, which failed to include an indication of whether or not the Company was a ‘shell company’. The Company is not a ‘shell company’, and was not a ‘shell company’ at the time of the Original Filing, and the cover page of this Amendment has been updated with such corrected disclosure.

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