Form 10-Q
period 2020-06-30
TRXADE GROUP, INC.
filed 2020-07-27
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2020

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

There were 8,062,337 shares of the registrant’s common stock outstanding on July 24, 2020, and no shares of preferred stock outstanding.

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended June 30, 2020

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trxade Group, Inc.

Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current Assets
Cash	$4,151,044	$2,871,694
Accounts Receivable, net	3,544,381	792,050
Inventory	1,818,874	56,761
Prepaid Assets	300,067	82,452
Deposits for Inventory purchases	309,000	-
Total Current Assets	10,123,366	3,802,957

Property Plant and Equipment, Net	151,397	174,987

Other Assets
Deposits	21,636	21,636
Deferred Offering Costs	-	88,231
Right of use leased assets	709,911	757,710
Goodwill	725,973	725,973

Total Assets	$11,732,283	$5,571,494

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$272,148	$334,614
Accrued Liabilities	349,850	98,852
Current Portion Lease Liabilities	94,253	87,350
Customer Deposits	3,574	-
Total Current Liabilities	719,825	520,816

Long Term Liabilities
Notes Payable – Related Parties	225,000	225,000
Other Long-term Liabilities – Leases	636,081	685,461
Total Liabilities	1,580,906	1,431,277

Shareholders’ Equity
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding as of June 30, 2020 and December 31, 2019, respectfully	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 8,062,337 and 6,539,415 shares issued and outstanding, as of June 30, 2020 and December 31, 2019, respectively	81	65
Additional Paid-in Capital	18,909,083	12,535,655
Retained Deficit	(8,757,787)	(8,395,503)
Total Shareholders’ Equity	10,151,377	4,140,217

Total Liabilities and Shareholders’ Equity	$11,732,283	$5,571,494

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

(unaudited)

	Three months ended		Six months ended
	2020	2019	2020	2019

Revenues	$6,592,637	$1,916,414	$8,795,957	$3,428,935

Cost of Sales	4,587,865	753,138	5,151,049	1,118,977
Gross Profit	2,004,772	1,163,276	3,644,908	2,309,958

Operating Expenses
General and Administrative	2,540,049	1,030,571	3,991,958	2,005,494

Operating (Loss) Income	(535,277)	132,705	(347,050)	304,464

Investment Loss	-	(58,850)	-	(87,822)
Interest Expense	(7,310)	(15,874)	(15,234)	(33,432)
Net (Loss) Income	$(542,587)	$57,981	$(362,284)	$183,210

Net (Loss) Income per Common Share – Basic:	$(0.07)	$0.01	$(0.05)	$0.03

Net (Loss) Income per Common Share – Diluted:	$(0.07)	$0.01	$(0.05)	$0.03

Weighted average Common Shares Outstanding - Basic	7,580,977	5,621,082	7,324,512	5,591,055

Weighted average Common Shares Outstanding - Diluted	7,580,977	6,058,977	7,324,512	6,058,959

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months Ended June 30, 2020 and 2019

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	-	$-	6,539,415	$65	$12,535,655	$(8,395,503)	$4,140,217
Common Stock issued from offering	-	-	922,219	10	5,994,414	-	5,994,424
Fractional shares issued due to reverse split	-	-	40	-	-	-	-
Stock Issuance Costs	-	-	-	-	(820,586)	-	(820,586)
Options Exercised for Cash	-	-	167	-	501	-	501
Warrants Exercised for Cash	-	-	22,529	-	1,352	-	1,352
Warrants Expense	-	-	-	-	79,089	-	79,089
Options Expense	-	-	-	-	61,997	-	61,997
Net Income	-	-	-	-	-	180,303	180,303
Balance at March 31, 2020	-	$-	7,484,370	$75	$17,852,422	$(8,215,200)	$9,637,297

Common Stock Issued for Services	-	-	217,965	2	829,865	-	829,867
Warrants Exercised for Cash	-	-	360,002	4	21,596	-	21,600
Warrants Expense	-	-	-	-	21,294	-	21,294
Options Expense	-	-	-	-	183,906	-	183,906
Net Loss	-	-	-	-	-	(542,587)	(542,587)
Balance at June 30, 2020	-	$-	8,062,337	$81	$18,909,083	$(8,757,787)	$10,151,377

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	-	$-	5,547,638	$55	$8,955,688	$(8,111,075)	$844,668
Common Stock issued for convertible debt and accrued interest	-	-	70,666	1	211,982	-	211,983
Warrants Exercised for Cash	-	-	2,778	-	166	-	166
Options Expense	-	-	-	-	35,979	-	35,979
Net Income	-	-	-	-	-	125,229	125,229
Balance at March 31, 2019	-	$-	5,621,082	$56	$9,203,815	$(7,985,846)	$1,218,025

Option Expense	-	-	-	-	64,011	-	64,011
Net (Loss) Income	-	-	-	-	-	57,981	57,981
Balance at June 30, 2019	-	-	5,621,082	56	9,267,826	(7,927,865)	1,340,017

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

For the Six months ended June 30, 2020 and 2019

(unaudited)

	2020	2019

Operating Activities:
Net (Loss) Income	$(362,284)	$183,210

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation Expense	2,500	2,500
Options expense	245,903	99,990
Warrant Expense	100,383	-
Common Stock issued for services	829,867	-
Bad Debt Expense	9,000	-
Investment Loss	-	87,822
Amortization of right to use asset	47,799	43,939
Changes in operating assets and liabilities:
Accounts Receivable	(2,761,331)	(279,852)
Prepaid Assets and other Current Assets	(217,615)	(70,119)
Inventory	(1,762,113)	(466,850)
Deposits for Inventory purchases	(309,000)	-
Lease Liability	(42,477)	(36,276)
Accounts Payable	(17,871)	362,599
Customer Deposits	3,574	-
Accrued Liabilities and Other Liabilities	250,998	(6,652)
Net Cash (used in) operating activities	(3,982,667)	(79,689)

Investing Activities:
Purchase of Fixed Assets	(23,505)	-
Purchase of equity method investment	-	(250,000)
Net Cash (used in) investing activities	(23,505)	(250,000)

Financing Activities:
Payment of Stock Issuance Costs	(732,355)	-
Proceeds from exercise of Warrants	22,952	166
Proceeds from exercise of Stock Options	501	-
Proceeds from Issuance of Common Stock	5,994,424	-
Net Cash provided by financing activities	5,285,522	166

Net increase (decrease) in Cash	1,279,350	(329,523)
Cash at Beginning of the Year	2,871,694	869,557
Cash at June 30, 2020 and 2019	$4,151,044	$540,034

Supplemental Cash Flow Information
Cash Paid for Interest	$3,984	$2,997
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Common Stock Issued for Conversion of Note and Accrued Interest	$-	$211,983
ROU assets and operating lease obligations recognized	$-	$847,441

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Six months ended June 30, 2020 and 2019

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

Community Specialty Pharmacy, LLC, is an accredited independent retail pharmacy with a focus on specialty medications and a community-based model offering home delivery services to patients.

Alliance Pharma Solutions, LLC, has developed a same-day pharmaceutical delivery software – Delivmeds.com, and invested in SyncHealth MSO, LLC, a managed services organization during January 2019, which investment was divested in February 2020.

Bonum Health, LLC was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in November 2019 and was expected to be operational in April 2020; however, due to the COVID-19 pandemic, at present the Company does not anticipate installations moving forward until 2021 at the earliest. The hub is a Health Insurance Portability and Accountability Act (HIPPA)-compliant booth planned to be installed at select independent pharmacies, with technology that connects patients to board-certified medical care through the Bonum Health mobile app and website portal. The Bonum Health mobile application is also available on a subscription basis, primarily as a stand-alone telehealth software application that can be licensed on a business-to-business (B2B) model to clients as an employment health benefit for the clients’ employees.

On October 9, 2019, the Company’s Board of Directors, and on October 15, 2019, stockholders holding a majority of the Company’s outstanding voting shares, approved resolutions authorizing a reverse stock split of the outstanding shares of the Company’s common stock in the range from one-for-two (1-for-2) to one-for-ten (1-for-10), and provided authority to the Company’s Board of Directors to select the ratio of the reverse stock split in their discretion (the “Stockholder Authority”). On February 12, 2020, the Board of Directors of the Company approved a stock split ratio of 1-for-6 (“Reverse Stock Split”) in connection with the Stockholder Authority and the Company filed a Certificate of Amendment with the Secretary of Delaware to effect the Reverse Stock Split.

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

Income (loss) Per Common Share – Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method while the dilutive effect of our convertible notes is computed using the if-converted method.

The following table sets forth the computation of basic and diluted Income (Loss) per Share:

	For three months ended June 30,		For six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net (Loss) Income	$(542,587)	$57,981	$(362,284)	$183,210

Numerator for basic and diluted EPS - income available to common Shareholders	(542,587)	$57,981	(362,284)	$183,210

Denominator:
Denominator for basic EPS – Weighted average shares	7,580,977	5,621,082	7,324,512	5,591,055
Dilutive Effect of Warrants, Options and Convertible Debt	-	437,877	-	467,904
Denominator for diluted EPS – adjusted Weighted average shares and assumed Conversions	7,580,977	6,058,959	7,324,512	6,058,959
Basic (Loss) Income per common share	$(0.07)	$0.01	$(0.05)	$0.03
Diluted (Loss) Income per common share	$(0.07)	$0.01	$(0.05)	$0.03

NOTE 2– LONG TERM DEBT – RELATED PARTIES

In October 2018, in connection with the acquisition of Community Specialty Pharmacy, LLC, a $300,000 promissory note was issued to Nikul Panchal, the seller and currently a non-executive officer of the Company, accruing simple interest at the rate of 10% per annum, payable annually, and having a maturity date in October 15, 2021. In October 2019, $75,000 of the note was converted into 25,000 common shares at $3.00 per share. There was a loss recognized on this conversion of $76,500. The outstanding balance at June 30, 2020 is $225,000.

NOTE 3 – SHAREHOLDERS’ EQUITY

In February 2019, convertible promissory notes issued in 2015 in the amount of $181,500, were amended to include a conversion price of $3.00 per share, and the principal and accrued interest totaling $211,983 was then converted into 70,666 common shares.

In February 2019, warrants to purchase 2,778 shares of common stock granted in 2014 with an exercise price of $0.06 per share were exercised for $166 in cash and the Company issued 2,778 common shares in connection with such exercise.

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

The Company received proceeds of approximately $5.99 million from the Offering. The Company paid the underwriters a cash fee equal to 8% of the aggregate gross proceeds received by the Company in connection with the Offering and reimbursed certain expenses. The total costs of the Offering were $820,586, including $88,213 paid in the prior year, which was included in deferred offering cost as of December 31, 2019. The net proceeds of the Offering were approximately $5.17 million.

In September 2019, the Company entered into a financial consulting agreement. As compensation, the Company agreed to pay the consultant $15,000 over six months and to grant the consultant warrants to purchase 5,000 shares of common stock with an exercise price of $0.06 per share. The warrants have not been formally granted as of the date of this Report, and are expected to be formally granted in August 2020.

In February 2020, warrants to purchase 22,529 shares of common stock were exercised at $0.06 per share by Nikul Panchal, a non-executive officer of the Company and note holder (see “Note 2 – Long Term Debt – Related Parties”). The Company issued 22,529 shares of common stock upon such exercise, and $1,352 in proceeds were received in connection with such exercise.

In March 2020, options to purchase 167 shares of common stock were exercised at $3.00 per share; the Company issued 167 shares of common stock upon such exercise, and received $501 in proceeds.

In May 2020, warrants to purchase 25,000 shares of common stock were exercised at $0.06 per share by a former consultant; the Company issued 25,000 shares of common stock upon such exercise and $1,500 in proceeds was received by the Company in connection with such exercise.

On June 25, 2020, warrants to purchase 335,002 shares of common stock were exercised at $0.06 per share; the Company issued 335,002 shares of common stock upon such exercise and $20,100 in proceeds was received by the Company.

2019 Chief Executive Officer and President Bonuses

On April 14, 2020, the Board of Directors of the Company (the “Board”) and the Compensation Committee of the Board, approved the award to Suren Ajjarapu, the Company’s Chief Executive Officer and Prashant Patel, the Company’s President, of bonuses equal to 1% of the Company’s outstanding shares, equivalent to 74,484 shares of common stock, and 50,000 shares of common stock, respectively. The awards were made under and pursuant to the Company’s 2019 Equity Incentive Plan (the “Plan”). The Company recognized stock-based compensation expense of $761,842 equivalent to the fair value of the shares granted.

2020 Equity Compensation Awards

On April 14, 2020, the Compensation Committee approved the grant of (a) 5,000 shares of restricted common stock to the Company’s legal counsel; and (b) 12,500 shares of restricted common stock to Howard A. Doss, the Company’s Chief Financial Officer, which shares vest at the rate of 1/4th of such shares on July 1 and October 1, 2020 and January 1 and April 1, 2021. The shares have a fair value of $107,100 and the Company recognized stock-based compensation expense of $26,775 for the six months ended June 30, 2020.

Independent Director Compensation Plan

On April 14, 2020, the three independent members of the Board of Directors (Mr. Donald G. Fell, Dr. Pamela Tenaerts, and Mr. Michael L. Peterson), were awarded 8,987 shares of restricted stock, which vest at the rate of 1/4th of such shares on July 1 and October 1, 2020 and January 1 and April 1, 2021. The shares have a fair value of $165,000 and the Company recognized stock-based compensation expense of $41,250 for the six months ended June 30, 2020.

Employment Agreement with Suren Ajjarapu, Chief Executive Officer

In connection with our employment agreement with Mr. Suren Ajjarapu, our Chief Executive Officer, which was effective on April 14, 2020, we granted 49,020 restricted shares of common stock which vest upon the Company reaching certain performance metrics established by the Compensation Committee on the same date and further amended on May 5, 2020. The fair value of the shares at the grant date was determined to be $300,000. The modification of the performance conditions resulted in an incremental value to the shares of $72,062. The Company determined that it was probable that certain performance conditions will be met and recognized compensation expense of $130,222 for the six months ended June 30, 2020.

NOTE 4 - WARRANTS

For the six month period ended June 30, 2020, warrants to purchase 382,531 shares of common stock were exercised for proceeds of $22,952, none were granted and 8,336 expired. See “Note 3 – Shareholders’ Equity”.

The compensation cost related to the warrants granted in prior year was $100,383 and $0 for the six months ended June 30, 2020 and 2019, respectively.

The Company’s outstanding and exercisable warrants as of June 30, 2020 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of December 31, 2019	524,480	$0.42	2.39	$3,273,897
Warrants granted	-	$-	-	-
Warrants expired or forfeited	(8,336)	9.00	-	-
Warrants exercised	(382,531)	$0.06	-	-

Warrants Outstanding as of June 30, 2020	133,613	$0.94	3.91	$696,140
Warrants Exercisable as of June 30, 2020	63,557	$1.92	2.12	$280,007

NOTE 5 – OPTIONS

The Company maintains stock option plans under which certain employees are awarded option grants based on a combination of performance and tenure. The stock option plans provide for the grant of up to 2,333,333 shares, and the Company’s 2019 Amended and Restated 2019 Equity Incentive Plan provides for automatic increases in the number of shares available under such plan (currently 2,000,000 shares) on April 1st of each calendar year, beginning in 2021 and ending in 2029 (each a “Date of Determination”), in each case subject to the approval and determination of the administrator of the plan (the Board of Directors or Compensation Committee) on or prior to the applicable Date of Determination, equal to the lesser of (A) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the administrator.

For the six-month period ended June 30, 2020, options to purchase 78,770 shares were granted, none were forfeited or expired and options to purchase 167 shares of common stock were exercised, for 167 shares of common stock and proceeds of $501. The options granted during the period vest over a period ranging from less than a year to four years and have exercise prices ranging from $0.06 to $7.50 and terms ranging from 1.4 years to ten years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of the grant. The following table summarizes the assumptions used to estimate the fair value of the stock options granted during the quarter ended June 30, 2020.

2020
Expected dividend yield	0%
Weighted-average expected volatility	134-236%
Weighted-average risk-free interest rate	0.25%
Expected life of options	5-7 years

Total compensation cost related to stock options granted was $245,903 and $99,990 for the six months ended June 30, 2020 and 2019, respectively.

The following table represents stock option activity for the six-month period ended June 30, 2020:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2019	346,998	$4.39	6.77	$817,220
Options Exercisable as of December 31, 2019	207,485	$5.29	5.53	$312,338
Options granted	78,770	$4.08	4.36	-
Options forfeited	-	$-	-	-
Options expired	-	$-	-	-
Options exercised	(167)	$3.00	-	-

Options Outstanding as of June 30, 2020	425,601	$4.33	5.92	$801,715
Options Exercisable as of June 30, 2020	243,668	$5.09	5.42	$286,011

NOTE 6 – CONTINGENCIES

In January 2020, we became aware of a complaint filed by Jitendra Jain, Manish Arora, Scariy Kumaramangalam, Harsh Datta and Balvant Arora (collectively, plaintiffs), against our wholly-owned subsidiary, Trxade, Inc. and our Chief Executive Officer, Suren Ajjarapu and Annapurna Gundlapalli, Gajan Mahendiran and Nexgen Memantine, certain unrelated persons (collectively, defendants), in the Circuit Court of Madison County, Alabama (Case:47-CV-2019-902216.00). The complaint alleges causes of actions against the defendants including fraud in the inducement, relating to certain investments alleged to have been made by plaintiffs in Nexgen Memantine, breach of fiduciary duty, conversion and voidable transactions. The complaint relates to certain investments alleged made by the plaintiffs in Nexgen Memantine and certain alleged fraudulent transfers of assets and funds alleged to have been taken by the defendants which are unrelated to the Company. The complaint seeks $425,000 in compensatory damages and $1,275,000 in punitive damages. The Company and Mr. Ajjarapu deny in their entirety the plaintiffs’ allegations and filed a motion to dismiss the plaintiffs’ claims against the Company and Mr. Ajjarapu, which motion was granted in May 2020, due to the plaintiffs’ not being able to establish personal jurisdiction over the defendants, which motion was successful as to all defendants. The Company and Mr. Ajjarapu further refute any connections for the purpose of the suit to the other named defendants. To the Company’s and Mr. Ajjarapu’s knowledge, the complaint has no merit whatsoever and, to the extent the motion to dismiss is reversed or the plaintiffs’ appeal, each of the Company and Mr. Ajjarapu intend to vigorously defend themselves and oppose the relief sought in the complaint. The Company is unable to determine the estimate of the probable or reasonable possible loss or range of losses arising from the above legal proceeding. The final date for the plaintiffs to appeal the ruling to dismiss the lawsuit is in August 2020.

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

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of June 30, 2020.

Amounts due within twelve months of June 30
2020	$163,102
2021	167,984
2022	173,038
2023	178,237
2024	117,259
Thereafter	187,752
Total minimum lease payments	987,372
Less: effect of discounting	(257,038)
Present value of future minimum lease payments	730,334
Less: current obligations under leases	94,253
Long-term lease obligations	$636,081

For the six months ended June 30, 2020 and 2019, amortization of assets was $47,799 and $43,939, respectively.

For the six months ended June 30, 2020 and 2019, amortization of liabilities was $42,477 and $36,276, respectively.

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

Six Months Ended June 30, 2020	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Other	Total
Revenue	$2,914,537	$870,637	$5,003,523	$7,260	$8,795,957
Gross Profit	$2,914,537	$74,835	$648,276	$7,260	$3,644,908
Segment Assets	$1,793,747	$243,603	$5,041,989	$4,652,944	$11,732,283
Segment Profit (Loss)	$1,872,862	$(72,955)	$369,370	$(2,531,561)	$(362,284)

Six Months Ended June 30, 2019	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Other	Total
Revenue	$2,182,668	$892,357	$353,910	$-	$3,428,935
Gross Profit	$2,182,668	$111,977	$15,313	$-	$2,309,958
Segment Assets	$1,401,724	$224,863	$834,082	$1,217,396	$3,678,065
Segment Profit (Loss)	$1,166,543	$(61,628)	$(143,882)	$(777,823)	$183,210

NOTE 9 – EQUITY METHOD INVESTMENT

In January 2019, the Company, through its wholly-owned subsidiary Alliance Pharma Solution, LLC (“Alliance”), entered into a joint venture transaction to form SyncHealth MSO, LLC (“SyncHealth”). SyncHealth was, prior to the divestment discussed below, owned by PanOptic Health, LLC (“PanOptic”) and Alliance. Alliance contributed $250,000 for the acquisition of a 30% equity interest in SyncHealth and the option to acquire the remaining ownership from PanOptic shareholders. Prior to March 31, 2019, $210,000 was paid with the remaining $40,000 paid in April 2019. Pursuant to the operating agreement, PanOptic owned 70% of SyncHealth and Alliance owned 30%; however, pursuant to the Letter Agreement, PanOptic would transfer to Alliance an additional 6% of SyncHealth’s membership units on May 1, 2019, an additional 6% on August 1, 2019 and an additional 7% on November 1, 2019, and at Alliance’s option, the 51% balance on January 31, 2020, upon transfer of between 378,888 and 2,462,773 shares of Company common stock based on gross revenue quotas for 2019. As of December 31, 2019, the additional interests had not been transferred and Alliance still owned 30% of SyncHealth. We did not realize any income from the joint venture and we terminated the joint venture agreements pursuant to their terms effective as of January 31, 2020 and assigned the 30% ownership of SyncHealth back to PanOptic. As of February 1, 2020, we own no equity in SyncHealth and only the terms of the agreements relating to confidentiality, nonsolicitation and each party’s obligation to cease use of the other party’s intellectual property survive the termination. The investment loss recognized during the period ended June 30, 2019 was $87,822 and for the year ended December 31, 2019 was $250,000.

NOTE 10 – SUBSEQUENT EVENTS

Return of Inventory Deposits

In July 2020, $226,500 of inventory deposits were returned to the Company as the providers were out of stock of the specific product ordered.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q (“Report”), including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. In particular, as discussed in greater detail below, our financial condition and results could be materially adversely affected by the impacts and disruptions caused by the novel coronavirus (COVID-19) global pandemic. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC on March 30, 2020 (under the heading “Risk Factors” and in other parts of that report). The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise required by law.

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

General Information

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission on March 30, 2020 (the “Annual Report”).

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

Effective on February 12, 2020, the Company effected a stock split of its outstanding common stock in a ratio of 1-for-6 (“Reverse Stock Split”). Proportional retroactive adjustments were made to the conversion and exercise prices of the Company’s outstanding warrants and stock options, and to the number of shares issued and issuable under the Company’s stock incentive plans in connection with the Reverse Stock Split in the disclosures below.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2020 and 2019.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

We have designed and developed, and now own and operate, a business-to-business web-based marketplace focused on the US pharmaceutical industry. Our core service brings the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

We began operations as Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide pricing transparency, purchasing capabilities and other value-added services on a single platform focused on serving the nation’s approximately 22,000 independent pharmacies with annual purchasing power of $78 billion (according to the National Community of Pharmacists Association’s 2018 Digest). Our national wholesale supply partners are able to fulfill orders on our platform in real-time and provide pharmacies with cost-saving payment terms and next-day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). We have expanded significantly since 2015 and now have over 11,725 registered pharmacy members purchasing products on our sales platform.

Company Organization

Trxade Group, Inc. owns 100 percent of Trxade, Inc., and Integra Pharma Solutions, LLC (formerly Pinnacle Tek, Inc.), Alliance Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, and Bonum Health, LLC. The reverse triangular merger of Trxade, Inc. and Trxade Group, Inc. occurred in July 2013. Integra was acquired in July 2013. We acquired 100 percent of Community Specialty Pharmacy, LLC, in October 2018. Alliance Pharma Solutions, LLC was formed in January 2018 and our joint venture with SyncHealth MSO, LLC, which was terminated in February 2020, was formed in January 2019. We acquired our Bonum Health operations in October 2019. Trxade, Inc. is a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. For example, the state of Florida, where the Company’s principal business operations are, issued a ‘stay-at-home’ order effective on April 1, 2020, which remained in place, subject to certain exceptions, through June 2020, when the order was gradually lifted. Since that time the U.S., and Florida in particular, has seen rapid increases in the spread of COVID-19. It is currently unclear whether the state of Florida, or other jurisdictions in which we operate, will issue new or expanded ‘stay-at-home’ orders, or how those orders, or others, may affect our operations.

To date, we have been deemed an essential healthcare technology provider under applicable governmental orders based on the critical nature of the products we offer and the community we serve. As shown in our results of operations below, we have to date, not experienced any significant material negative impact to our operations, revenues or gross profit due to COVID-19. We have however experienced reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that we anticipate will have a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines due to the pandemic, which may become more frequent or material in the future. We are carefully managing our inventories while we work to overcome these hopefully temporary challenges. As a result of the above and other unknown issues associated with the pandemic, our sales and operating results may be adversely impacted in the coming months. The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic.

Since the start of the pandemic, we have taken steps to prioritize the health and safety of our employees. The Company’s employees started working remotely around March 17, 2020, and our corporate office is currently planned to be closed through December 31, 2020, at the earliest, unless the current situation improves.

Currently we believe that we have sufficient cash on hand and will generate sufficient cash through operations to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the pandemic.

Again, although COVID-19 has had a major impact on businesses around the world, to date, we have thankfully been mostly spared from any negative impact of the pandemic. However, the future impact of COVID-19 on our business and operations is currently unknown. The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future developments, including the duration and spread of the virus, as well as potential seasonality of new outbreaks.

Liquidity and Capital Resources

Cash

Cash was $4,151,044 at June 30, 2020. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	June 30, 2020	December 31, 2019

Cash	$4,151,044	$2,871,694
Current assets (excluding cash)	5,972,322	931,263
Current liabilities	719,825	520,816
Working Capital	9,403,541	3,282,141

Our principal sources of liquidity have been cash provided by operations, sales of equity and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses and acquisitions. We anticipate these uses will continue to be our principal uses of cash in the future.

The increase in cash as of June 30, 2020, compared to December 31, 2019, was primarily due to $5,994,424 of cash raised through the sale of common stock in our February 2020 underwritten offering, as described in greater detail above in “Part I. Financial Statements – Item 1. Financial Statements” – “Note 3 – Shareholders’ Equity”.

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

Since inception, we have funded our operations primarily through debt and equity capital raises and operational revenue. To date in 2020, we have raised $5,994,424 through the sale of common stock in our February 2020 underwritten offering. We also raised $22,952 through the exercise of outstanding warrants during 2020.

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

As of the date of this filing, there has been a global viral outbreak that world governments have responded to with travel and other restrictions, including ‘stay-at-home’ orders, among other steps. The extent and duration of business disruptions and related financial impacts from the COVID-19 coronavirus cannot be reasonably estimated at this time; however, our exposure includes reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that we anticipate will have a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines. In addition, employee sicknesses and remote working environments related to the coronavirus and the federal, state and local responses to such virus, could materially impact our consolidated results for the third quarter and full year 2020. See also “Novel Coronavirus (COVID-19)”, above.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019:

	Six months Ended
	June 30, 2020	June 30, 2019	Change	Percent Change
Net (Loss) Income	$(362,284)	$183,210	$(545,494)	(298)%
Net Cash Provided by (used in):
Operating Activities	(3,982,667)	(79,689)	(3,902,978)	(4,898)%
Investing Activities	(23,505)	(250,000)	226,495	(91)%
Financing Activities	5,285,522	166	5,285,356	3,183,949%
Net increase (decrease) in cash	$1,279,350	$(329,523)	$1,608,873	$488%

Cash used in operations for the six months ended June 30, 2020 was $3,982,667 compared to $79,689 for the six months ended June 30, 2019. This increase was mainly due to inventory deposits required of $309,000, made for delivery of specific products, increase in inventory of $1,762,113 and increase in accounts receivable of $2,761,331, offset by $829,867 of stock grants. An invoice for $2,575,000 was outstanding at June 30, 2020 (which was attributed to the increase in accounts receivable), which amount was collected in July 2020.

Cash used by investing activities for the six months ended June 30, 2020 was a purchase of fixed assets. Cash used in investing activities for the six months ended June 30, 2019 was associated with the $250,000 investment in SyncHealth MSO, LLC, which has since been divested.

Cash provided by financing activities for the six months ended June 30, 2020 included the sale of common stock in the February 2020 underwritten offering which generated $5,994,424 of proceeds and approximately $5.26 million in cash to the Company and the exercise of warrants which generated cash of $22,952. Financing activities in 2019 included $166 of proceeds from a warrant exercise.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended June 30, 2020 Compared to Three Month Period Ended June 30, 2019

	Three Months Ended
	June 30, 2020	June 30, 2019	Change	Percent Change

Revenues	$6,592,637	$1,916,414	$4,676,223	244.0%
Cost of Sales	4,587,865	753,138	3,834,727	509.2%

Gross Profit	2,004,772	1,163,276	841,496	72.3%
Operating Expenses:
General and Administrative (less stock- based compensation expense)	1,504,676	966,560	538,116	55.7%
Stock-Based Compensation Expense	1,035,373	64,011	971,362	1,517.5%
Total General and Administrative/Operating Expense	2,540,049	1,030,571	1,509,478	146.5%

Investment Loss	-	(58,850)	58,850	100%
Interest Expense	(7,310)	(15,874)	8,564	53.9%

Net Income (Loss)	$(542,587)	$57,981	$(600,568)	(1,035.8)%

Our revenues for the three months ended June 30, 2020 were from the Trxade platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues increased by $4,676,223 compared to the prior period. Integra Pharma Solutions revenue increased to $4,785,507 for the three months ended June 30, 2020, compared to $327,622 in the prior year’s period. The increase was a result of sourcing items – N95 masks and sanitizers. Cost of goods sold and gross profit for the three month period ended June 30, 2020 were $4,587,865 and $2,004,772, respectively, and for the three month period ended June 30, 2019 were $753,138 and $1,163,276, respectively.

General and administrative expenses (less stock-based compensation expense) increased for the three months ended June 30, 2020 to $1,504,478 compared to $966,560 for the comparable period in 2019. The increase was mainly due to IT development, legal expenses, filing fees and marketing expenses.

Total stock-based compensation expense increased by 1,517.5% for the three months ended June 30, 2020, compared to the prior year’s period due to warrants granted to consultants, 2019 bonus shares issued to executives, shares issued to directors, 2020 bonus accruals and employee option grants, as described in greater detail above under “Part I. Financial Statements – Item 1. Financial Statements” – “Note 3 – Shareholders’ Equity”.

We had $58,850 of investment loss for the quarter ended June 30, 2019 in connection with the SyncHealth, LLC joint venture which was terminated effective as of January 31, 2020.

We had interest expense of $7,310 for the three months ended June 30, 2020, compared to interest expense of $15,874 for the three months ended June 30, 2019, which decreased due to decreases in the amount of outstanding debt we had as of the current period.

Net income declined $600,568, to a net loss of $542,587 for the three months ended June 30, 2020, compared to net income of $57,981 for the three months ended June 30, 2019, mainly due to the value of the 2019 bonus stock award grants issued to management, as described in greater detail above under “Part I. Financial Statements – Item 1. Financial Statements” – “Note 3 – Shareholders’ Equity”.

Six Month Period Ended June 30, 2020 Compared to Six Month Period Ended June 30, 2019

	Six Months Ended
	June 30, 2020	June 30, 2019	Change	Percent Change

Revenues	$8,795,957	$3,428,935	$5,367,022	156.5%
Cost of Sales	5,151,049	1,118,977	4,032,072	360.3%

Gross Profit	3,644,908	2,309,958	1,334,950	57.8%
Operating Expenses:
General and Administrative (less stock-based compensation Expense)	2,685,583	1,905,504	780,079	40.9%
Stock-Based compensation Expense	1,306,375	99,990	1,206,385	1,206.5%
Total General and Administrative/Operating Expense	3,991,958	2,005,494	1,986,464	99.1%

Investment Loss	-	(87,822)	87,822	100%
Interest Expense	(15,234)	(33,432)	18,198	54.4%

Net Income (Loss)	$(362,284)	$183,210	$(545,494)	(297.7)%

Our revenues for the six months ended June 30, 2020 were from the Trxade platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues increased by $5,367,022 compared to the prior period. In Trxade, Inc., revenue increased by $731,869 which is attributable to our sales department continuing to add customers throughout 2019 and into 2020 through direct marketing and customer training and the availability of items from suppliers. Integra Pharma Solutions increased revenue to $5,003,523 for the six months ended June 30, 2020, compared to $353,910 in the same period of 2019. The increase was a result of sourcing items – N95 masks and sanitizers. Cost of goods sold and gross profit were $5,151,049 and $3,644,908 for the six months ended June 30, 2020, respectively, and $1,118,977 and $2,309,958 for the six months ended June 30, 2019, respectively.

General and administrative expenses (less stock-based compensation expense) increased for the six months ended June 30, 2020 to $2,685,583, compared to $1,905,504 for the comparable period in 2019. The increase was mainly due to IT development, legal expenses, filing fees and marketing expenses.

Total stock-based compensation expense increased by 1,206.5% for the six months ended June 30, 2020, compared to the prior year’s period due to warrants granted to consultants, 2019 bonus shares issued to executives, shares issued to directors, 2020 bonus accruals and employee option grants, as described in greater detail above under “Part I. Financial Statements – Item 1. Financial Statements” – “Note 3 – Shareholders’ Equity”.

We had $87,822 of investment loss for the quarter ended June 30, 2019 in connection with the SyncHealth, LLC joint venture, which has been terminated effective as of January 31, 2020.

We had interest expense of $15,234 for the six months ended June 30, 2020, compared to interest expense of $33,432 for the six months ended June 30, 2019, which decreased due to decreases in the amount of outstanding debt we had as of the current period.

Net income declined $545,494, to a net loss of $362,284 for the six months ended June 30, 2020, compared to net income of $183,210 for the six months ended June 30, 2019, mainly due to the value of the 2019 bonus stock award grants issued to management, as described in greater detail above under “Part I. Financial Statements – Item 1. Financial Statements” – “Note 3 – Shareholders’ Equity”.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of June 30, 2020.

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

Trxade, Inc. provides an online web-based buying and selling platform for licensed pharmaceutical wholesalers (“Suppliers”) to sell products and services to licensed pharmacies (“Customers”). The Company charges Suppliers a transaction fee, a percentage of the purchase price of the prescription drugs and other products sold through its website service. Fulfillment of confirmed orders, including delivery and shipment of prescription drugs and other products, is the responsibility of the Supplier, not the Company. The Company holds no inventory and assumes no responsibility for the shipment or delivery of any products or services from our website. The Company considers itself an agent for this revenue stream and as such, reports revenue as net. Step One: Identify the contract with the Customers – Trxade, Inc.’s Terms and Use “Agreement,” which outlines the terms and conditions between the Company and the Supplier, is acknowledged and agreed to by the Supplier. Collection is probable based on a credit evaluation of the Supplier. Step Two: Identify the performance obligations in the Agreement – the Company provides the Supplier access to the online website, ability to upload catalogs of products and Dashboard access to review status of inventory as well as posted and processed orders. The Agreement requires the Supplier to post a catalog of pharmaceuticals on the platform, deliver the pharmaceuticals and, upon shipment, remit the stated platform fee. Step Three: Determine the transaction price – the Agreement outlines the fee, which is based on the type of product: generic, brand or non-drug. There are no discounts for volume transactions or early payment of invoices. Step Four: Allocate the transaction price – the Agreement details the fee: There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – revenue is recognized upon Supplier’s fulfillment of the applicable order.

Integra Pharma Solutions, LLC is a licensed wholesaler of brand, generic and non-drug products to Customers. The Company takes orders for products, creates invoices for each order and recognizes revenue at the time the Customer receives the product. Customer returns are not material. Step One: Identify the contract with the Customer – the Company requires that an application and a credit card for payment be completed by the Customer prior to the first order. Each transaction is evidenced by an order form sent by the Customer and an invoice for the product is sent by the Company. The collection is probable based on the application and credit card information provided prior to the first order. Step Two: Identify the performance obligations in the contract – Each order is distinct and evidenced by the shipping order and invoice. Step Three: Determine the transaction price – The consideration is variable if product is returned. The variability is determined based on the return policy of the product manufacturer. There are no sales or volume discounts. The transaction price is determined at the time of the order evidenced by the invoice. Step Four: Allocate the transaction price – There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation - The Revenue is recognized when the Customer receives the product.

Community Specialty Pharmacy, LLC is a licensed retail pharmacy. The Company fills prescriptions for drugs written by a doctor and recognizes revenue at the time the patient confirms delivery of the prescription. Customer returns are not material. Step One: Identify the contract with the Customer – The prescription is written by a doctor for a patient and presented by the patient to the Customer and is in turn delivered to the Company. The prescription identifies the performance obligations in the contract. The Company fills the prescription and delivers to the Customer the drugs, fulfilling the contract. The collection is probable because there is confirmation that the patient has insurance for reimbursement to the Company prior to filling of the prescription. Step Two: Identify the performance obligations in the contract – Each prescription is distinct to the Customer. Step Three: Determine the transaction price – The consideration is not variable. The transaction price is determined to be the price of prescription at the time of delivery which considers the expected reimbursements from third party payors (e.g., pharmacy benefit managers, insurance companies and government agencies). Step Four: Allocate the transaction price – The price of the prescription invoiced represents the expected amount of reimbursement from third party payors. There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – Revenue is recognized after the delivery of the prescription.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

For more information on recently issued accounting standards, see “Note 1 – Organization and Basis of Presentation”, to the Notes to Consolidated Financial Statements included herein under “Part I - Item 1. Financial Statements”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, Mr. Ajjarapu and Mr. Doss, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.

During and following the second quarter of 2020, there has been a widespread worldwide impact from the COVID-19 pandemic, and we have been, and may in the future be, adversely affected as a result. Numerous government regulations and public advisories, as well as shifting social behaviors, have temporarily limited or closed non-essential transportation, government functions, business activities, and person-to-person interactions, and the duration of such trends is difficult to predict. We currently anticipate that the outbreak of the COVID-19 coronavirus, the global response to such coronavirus, including travel restrictions and quarantines that governments are instituting, may have a significant negative impact on our results of operations, the production of pharmaceuticals and our ability to timely obtain pharmaceuticals for resale. In addition, if we experience production difficulties, quality control problems or further shortages in supply of pharmaceuticals, this could also harm our business and results of operations, any of which could have a material adverse effect on our operations and the value of our securities. Currently, we are experiencing reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that we anticipate will have a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines. In addition, employee sicknesses and remote working environments, and the potential negative effect thereof on productivity and internal controls, related to the coronavirus and the federal, state and local responses to such virus, could materially impact our consolidated results for the third quarter and full year for 2020. The COVID-19 outbreak could also restrict our access to capital such as credit facilities and lead to material nonrecurring charges, write-downs, impairments and expenses. The Company is actively and continually monitoring the pandemic’s effect on our businesses and endeavoring to adapt quickly in real time to meet the rapidly-changing demands of our Customers and Suppliers.

To mitigate the spread of COVID-19, we implemented travel restrictions and remote working arrangements for most of our employees in order to minimize physical contact, and we implemented additional sanitation and personal protection measures. The Company’s employees started working remotely around March 17, 2020, and as a result, productivity may drop, which could impact revenues and profitability. The Company’s corporate office is closed through December 31, 2020, at the earliest, unless the current situation improves. These measures might not fully mitigate COVID-19 risks to our workforce and we could experience unusual levels of absenteeism that might impair operations and delay delivery of products. The COVID-19 pandemic affects product manufacturing, supply and transport availability and cost. The pandemic reduces demand for some products due to delays or cancellations of elective medical procedures, consumer self-isolation and business closures, among other reasons. The COVID-19 pandemic also influences shortages of some products, with product allocation resulting in delivery delays for customers.

The ongoing impacts of the pandemic may cause a general economic slowdown or recession in one or more markets, disruptions and volatility in global capital markets and other broad and adverse effects on the economy, business conditions, commercial activity and the healthcare industry. The pandemic might impact our business operations, financial position and results of operation in unpredictable ways that depend on highly-uncertain future developments, such as determining the effectiveness of current or future government actions to address the public health or economic impacts of the pandemic. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

We may be further impacted by COVID-19 as follows:

●	As a result of COVID-19, various states have adopted price gouging laws. Our failure to comply with such laws and regulations could subject us to claims, penalties, fines or lawsuits; and

●	Inventory price fluctuations as a result of supply and demand issues caused by COVID-19 may cause values of inventory to decrease, which would have a direct impact on gross profit and could result in a direct write-off of inventory value.

●	Payment Terms with customers may be altered or extended, which would have an impact on current ratios and cash flow.

●	There may be material impairments with respect to goodwill and right of use assets as the evaluation of the long-term impact to delivery of service or physical space assessments changes.

We may have difficulties in sourcing products and inventory due to a variety of causes.

We might experience difficulties and delays in sourcing products and inventory due to a variety of causes, such as: difficulties in complying with the legal requirements for export or import of pharmaceuticals or components; suppliers’ failures to satisfy production demand; manufacturing or supply problems such as inadequate resources; real or perceived quality issues; and advanced deposits which are at risk of return if product is not delivered. Difficulties in product manufacturing or access to raw materials could result in supplier production shutdowns, product shortages and other supply disruptions. All of these issues may be exacerbated by the COVID-19 pandemic which to date has resulted in issues with the availability of certain products, resulting in product allocation and delivery delays. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended June 30, 2020 and from the period from July 1, 2020 to the filing date of this report, which have not previously been disclosed in a prior Quarterly Report on Form 10-Q or a Current Report on Form 8-K, except as set forth below:

In May 2020, warrants to purchase 25,000 shares of common stock were exercised at $0.06 per share by a former consultant, the Company issued 25,000 shares of common stock upon such exercise, and $1,500 in proceeds was received by the Company in connection with such exercise.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act for such issuance, since the foregoing issuance did not involve a public offering, the recipient was (a) an “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

Date: July 27, 2020

By:	/s/ Howard Doss
Howard Doss
Chief Financial Officer (Principal Accounting/Financial Officer)

Date: July 27, 2020

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement dated February 13, 2020, by and between Trxade Group, Inc. and Dawson James Securities, Inc. as the representative of the underwriters named therein	8-K	001-39199	1.1	February 13, 2020
3.1	Second Amended and Restated Certificate of Incorporation of Trxade Group, Inc.	S-1	333-234221	3.1	October 15, 2019
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020	8-K	001-39199	3.1	February 13, 2020
3.3	Amended and Restated Bylaws of Trxade Group, Inc.	10-12G/A	000-55218	3.1	July 24, 2014
10.1***	Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	8-K	001-39199	10.1	June 1, 2020
10.2***	Form of Stock Option Agreement (April 2020 Grants to Employees) April 14, 2020	8-K	001-39199	10.2	April 16, 2020
10.3***	Form of Restricted Stock Grant Agreement (Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel) April 14, 2020	8-K	001-39199	10.3	April 16, 2020
10.4***	April 14, 2020 Executive Employment Agreement with Suren Ajjarapu	8-K	001-39199	10.4	April 16, 2020
10.5***	First Amendment to Executive Employment Agreement with Suren Ajjarapu dated May 5, 2020	8-K	001-39199	10.2	May 7, 2020
10.6***	Restricted Stock Grant Agreement (Mr. Ajjarapu 2020 Performance Bonus)(Updated) May 5, 2020	8-K	001-39199	10.3	May 7, 2020
10.7***	Executive Employment Agreement dated effective June 19, 2020, entered into by and between Trxade Group, Inc. and Howard A. Doss	8-K	001-39199	10.1	June 26, 2020
10.8***	Trxade Group, Inc. Independent Director Compensation Policy adopted April 14, 2020					X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

