Form 10-Q
period 2020-09-30
TRXADE GROUP, INC.
filed 2020-10-26
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2020

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

There were 8,093,199 shares of the registrant’s common stock outstanding on October 23, 2020, and no shares of preferred stock outstanding.

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended September 30, 2020

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trxade Group, Inc.

Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current Assets
Cash	$6,647,763	$2,871,694
Accounts Receivable, net	1,034,482	792,050
Inventory	1,647,088	56,761
Prepaid Assets	232,671	82,452
Deposits for Inventory purchases	1,081,250	-
Total Current Assets	10,643,254	3,802,957

Property Plant and Equipment, Net	150,147	174,987

Other Assets
Deposits	21,636	21,636
Deferred Offering Costs	-	88,231
Right-of-use leased assets	313,000	757,710
Goodwill	725,973	725,973

Total Assets	$11,854,010	$5,571,494

Liabilities and Shareholders’ Equity

Current Liabilities
Accounts Payable	$191,597	$334,614
Accrued Liabilities	286,145	98,852
Current Portion Lease Liabilities	57,155	87,350
Total Current Liabilities	534,897	520,816

Long Term Liabilities
Notes Payable – Related Parties	225,000	225,000
Other Long-term Liabilities – Leases	267,024	685,461
Total Liabilities	1,026,921	1,431,277

Shareholders’ Equity
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding as of September 30, 2020 and December 31, 2019, respectfully	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 8,070,671 and 6,539,415 shares issued and outstanding, as of September 30, 2020 and December 31, 2019, respectively	81	65
Additional Paid-in Capital	19,446,404	12,535,655
Retained Deficit	(8,619,396)	(8,395,503)
Total Shareholders’ Equity	10,827,089	4,140,217

Total Liabilities and Shareholders’ Equity	$11,854,010	$5,571,494

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

(unaudited)

	Three months ended		Nine months ended
	2020	2019	2020	2019

Revenues	$6,332,269	$2,311,426	$15,128,226	$5,740,361

Cost of Sales	4,402,967	1,000,917	9,554,016	2,119,894
Gross Profit	1,929,302	1,310,509	5,574,210	3,620,467

Operating Expenses
General and Administrative	1,783,481	1,132,656	5,775,439	3,138,150

Operating Income (Loss)	145,821	177,853	(201,229)	482,317

Other Income	-	25,275	-	25,275
Investment Loss	-	(162,178)	-	(250,000)
Interest Expense	(7,430)	(13,385)	(22,664)	(46,817)
Net Income (Loss)	$138,391	$27,565	$(223,893)	$210,775

Net Income (Loss) per Common Share – Basic:	$0.02	$0.00	$(0.03)	$0.04

Net Income (Loss) per Common Share – Diluted:	$0.02	$0.00	$(0.03)	$0.03

Weighted average Common Shares Outstanding – Basic	8,063,043	5,748,329	7,572,954	5,728,421

Weighted average Common Shares Outstanding - Diluted	8,215,418	6,047,748	7,725,329	6,027,840

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended September 30, 2020 and 2019

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	-	$-	6,539,415	$65	$12,535,655	$(8,395,503)	$4,140,217
Common Stock issued from offering	-	-	922,219	10	5,994,414	-	5,994,424
Fractional shares issued due to reverse split	-	-	40	-	-	-	-
Stock Issuance Costs	-	-	-	-	(820,586)	-	(820,586)
Options Exercised for Cash	-	-	167	-	501	-	501
Warrants Exercised for Cash	-	-	22,529	-	1,352	-	1,352
Warrants Expense	-	-	-	-	79,089	-	79,089
Options Expense	-	-	-	-	61,997	-	61,997
Net Income	-	-	-	-	-	180,303	180,303
Balance at March 31, 2020	-	$-	7,484,370	$75	$17,852,422	$(8,215,200)	$9,637,297

Common Stock Issued for Services	-	-	217,965	2	829,865	-	829,867
Warrants Exercised for Cash	-	-	360,002	4	21,596	-	21,600
Warrants Expense	-	-	-	-	21,294	-	21,294
Options Expense	-	-	-	-	183,906	-	183,906
Net Loss	-	-	-	-	-	(542,587)	(542,587)
Balance at June 30, 2020	-	$-	8,062,337	$81	$18,909,083	$(8,757,787)	$10,151,377

Common Stock Issued for Services	-	-	-	-	348,246	-	348,246
Warrants Exercised for Cash	-	-	8,334	-	13,303	-	13,303
Warrants Expense	-	-	-	-	48,775	-	48,775
Options Expense	-	-	-	-	126,997	-	126,997
Net Income	-	-	-	-	-	138,391	138,392
Balance at September 30, 2020	-	-	8,070,671	81	19,446,404	(8,619,396)	10,827,089

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	-	$-	5,547,638	$55	$8,955,688	$(8,111,075)	$844,668
Common Stock issued for convertible debt and accrued interest	-	-	70,666	1	211,982	-	211,983
Warrants Exercised for Cash	-	-	2,778	-	166	-	166
Options Expense	-	-	-	-	35,979	-	35,979
Net Income	-	-	-	-	-	125,229	125,229
Balance at March 31, 2019	-	$-	5,621,082	$56	$9,203,815	$(7,985,846)	$1,218,025

Option Expense	-	-	-	-	64,011	-	64,011
Net (Loss) Income	-	-	-	-	-	57,981	57,981
Balance at June 30, 2019	-	-	5,621,082	56	9,267,826	(7,927,865)	1,340,017

Common Stock Issued for Cash	-	-	818,333	9	2,454,991	-	2,455,000
Warrants Expense	-	-	-	-	26,363	-	26,363
Options Expense	-	-	-	-	41,604	-	41,604
Net Income	-	-	-	-	-	27,565	27,565
Balance at September 30, 2019	-	-	6,439,415	65	11,790,784	(7,900,300)	3,890,549

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

For the Nine months ended September 30, 2020 and 2019

(unaudited)

	2020	2019

Operating Activities:
Net Income (Loss)	$(223,893)	$210,775

Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation Expense	3,750	3,750
Options Expense	372,900	141,594
Warrant Expense	149,158	26,363
Common Stock Issued for Services	1,178,113	-
Bad Debt Expense	35,539	6,084
Investment Loss	-	250,000
Inventory Write Down	137,155	-
Amortization of Right-of-Use Asset	60,600	66,598
Changes in operating assets and liabilities:
Accounts Receivable	(277,971)	(282,746)
Prepaid Assets and Other Current Assets	(150,219)	(100,100)
Inventory	(1,727,482)	16,650
Deposits for Inventory Purchases	(1,081,250)	-
Lease Liability	(64,522)	(55,102)
Accounts Payable	(98,422)	(2,557)
Accrued Liabilities and Other Liabilities	187,293	43,256
Net Cash (used in) provided by operating activities	(1,499,251)	324,565

Investing Activities:
Purchase of Fixed Assets	(23,505)	-
Purchase of Equity Method Investment	-	(250,000)
Net Cash (used in) investing activities	(23,505)	(250,000)

Financing Activities:
Repayments of Short-Term Convertible Debt - Related Parties	-	(40,000)
Payment of Stock Issuance Costs	(732,355)	-
Proceeds from Exercise of Warrants	36,255	166
Proceeds from Exercise of Stock Options	501	-
Proceeds from Issuance of Common Stock	5,994,424	2,455,000
Net Cash provided by financing activities	5,298,825	2,415,166

Net increase in Cash	3,776,069	2,489,731
Cash at Beginning of the Period	2,871,694	869,557
Cash at End of the Period	$6,647,763	$3,359,288

Supplemental Cash Flow Information
Cash Paid for Interest	$5,789	$40,705
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Common Stock Issued for Conversion of Note and Accrued Interest	$-	$211,983
ROU Assets and Operating Lease Obligations recognized	$-	$847,441
Remeasurement of ROU Assets and Lease Liability for Nonrenewal of Lease	$384,110	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Nine months ended September 30, 2020 and 2019

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

Bonum Health, LLC was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in November 2019 and was expected to be operational in April 2020; however, due to the COVID-19 pandemic, at present the Company does not anticipate installations moving forward until 2021 at the earliest. The hub is a Health Insurance Portability and Accountability Act (HIPPA)-compliant booth planned to be installed at select independent pharmacies, with technology that connects patients to board-certified medical care through the Bonum Health mobile app and website portal. The Bonum Health mobile application is also available on a subscription basis, primarily as a stand-alone telehealth software application that can be licensed on a business-to-business (B2B) model to clients as an employment health benefit for the clients’ employees. In August 2020, Bonum Health, LLC launched a business-to-business (B2B) platform called Bonum+, which bundles telehealth, a COVID-19 risk assessment tool and a personal protective equipment (PPE) purchasing tool, through a secure mobile dashboard for corporate clients.

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

Income (loss) Per Common Share – Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method.

The following table sets forth the computation of basic and diluted Income (Loss) per Share:

	For three months ended September 30,		For nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net Income (Loss)	$138,391	$27,565	$(223,893)	$210,775

Numerator for basic and diluted EPS - income (loss) available to common Shareholders	138,391	$27,565	(223,893)	$210,775

Denominator:
Denominator for basic EPS – Weighted average shares	8,063,043	5,748,329	7,572,954	5,728,421
Dilutive Effect of Warrants and Options	152,375	299,419	152,375	299,419
Denominator for diluted EPS – adjusted Weighted average shares	8,215,418	6,047,748	7,725,329	6,027,840
Basic Income (Loss) per common share	$0.02	$0.00	$(0.03)	$0.04
Diluted Income (Loss) per common share	$0.02	$0.00	$(0.03)	$0.03

NOTE 2– LONG TERM DEBT – RELATED PARTIES

In October 2018, in connection with the acquisition of Community Specialty Pharmacy, LLC, a $300,000 promissory note was issued to Nikul Panchal, the seller and currently a non-executive officer of the Company, accruing simple interest at the rate of 10% per annum, payable annually, and having a maturity date of October 15, 2021. In October 2019, $75,000 of the note was converted into 25,000 common shares at $3.00 per share. There was a loss recognized on this conversion of $76,500. The outstanding balance at September 30, 2020 is $225,000.

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

In September 2019, the Company entered into a financial consulting agreement. As compensation, the Company agreed to pay the consultant $15,000 over nine months and to grant the consultant warrants to purchase 5,000 shares of common stock with an exercise price of $0.06 per share. The warrants were granted on September 1, 2020 and were exercised immediately after grant for an aggregate consideration of $300. In connection with the exercise the Company issued the holder 5,000 shares of common stock.

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

In August 2020, warrants to purchase 1,667 shares of common stock were exercised at $4.80 per share; the Company issued 1,667 shares of common stock upon such exercise and $8,002 in proceeds was received by the Company.

In August 2020, warrants to purchase 1,667 shares of common stock were exercised at $3.00 per share; the Company issued 1,667 shares of common stock upon such exercise and $5,001 in proceeds was received by the Company.

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

2020 Equity Compensation Awards

On April 14, 2020, the Compensation Committee approved the grant of (a) 5,000 shares of restricted common stock to the Company’s legal counsel; and (b) 12,500 shares of restricted common stock to Howard A. Doss, the Company’s Chief Financial Officer, which shares vest at the rate of 1/4th of such shares on July 1 and October 1, 2020 and January 1 and April 1, 2021. The shares have a fair value of $107,100 and the Company recognized stock-based compensation expense of $53,550 for the nine months ended September 30, 2020.

Independent Director Compensation Plan

On April 14, 2020, the three independent members of the Board of Directors (Mr. Donald G. Fell, Dr. Pamela Tenaerts, and Mr. Michael L. Peterson), were each awarded 8,987 shares of restricted stock, which vest at the rate of 1/4th of such shares on July 1 and October 1, 2020 and January 1 and April 1, 2021. The shares have a fair value of $165,000 and the Company recognized stock-based compensation expense of $82,500 for the nine months ended September 30, 2020.

Employment Agreement with Suren Ajjarapu, Chief Executive Officer

In connection with our employment agreement with Mr. Suren Ajjarapu, our Chief Executive Officer, which was effective on April 14, 2020, we granted 49,020 restricted shares of common stock which vest upon the Company reaching certain performance metrics established by the Compensation Committee on the same date and further amended on May 5, 2020. The fair value of the shares at the grant date was determined to be $300,000. The modification of the performance conditions resulted in an incremental value to the shares of $72,062. The Company determined that it was probable that certain performance conditions will be met and recognized compensation expense of $280,222 for the nine months ended September 30, 2020.

NOTE 4 - WARRANTS

For the nine-month period ended September 30, 2020, 5,000 warrants were granted and 8,336 expired. Warrants to purchase 390,865 shares of common stock were exercised for proceeds of $36,255. See “Note 3 – Shareholders’ Equity”.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant. The following table summarizes the assumptions used to estimate the fair value of the warrants granted during the quarter ended September 30, 2020.

2020
Expected dividend yield	0%
Weighted-average expected volatility	217%
Weighted-average risk-free interest rate	2.75%
Expected life of options	5 years

The total fair value of warrants issued was $27,481. The compensation cost related to the warrants granted was $149,158 and $26,363 for the nine months ended September 30, 2020 and 2019, respectively.

The Company’s outstanding and exercisable warrants as of September 30, 2020 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of December 31, 2019	524,480	$0.42	2.39	$3,273,897
Warrants granted	5,000	$0.06	5.00	-
Warrants expired or forfeited	(8,336)	9.00	-	-
Warrants exercised	(390,865)	$0.09	-	-

Warrants Outstanding as of September 30, 2020	130,279	$0.87	3.69	$719,989
Warrants Exercisable as of September 30, 2020	60,223	$1.81	1.84	$286,342

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

For the nine-month period ended September 30, 2020, options to purchase 94,154 shares were granted, 15,168 were forfeited, none expired and options to purchase 167 shares of common stock were exercised, for 167 shares of common stock and proceeds of $501. The options granted during the period vest over a period ranging from less than a year to four years and have exercise prices ranging from $0.06 to $7.50 and terms ranging from 1.4 years to ten years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of the grant. The following table summarizes the assumptions used to estimate the fair value of the stock options granted during the quarter ended September 30, 2020.

2020
Expected dividend yield	0%
Weighted-average expected volatility	133-236%
Weighted-average risk-free interest rate	0.25%
Expected life of options	5-7 years

Total compensation cost related to stock options granted was $372,900 and $141,594 for the nine months ended September 30, 2020 and 2019, respectively.

The following table represents stock option activity for the nine-month period ended September 30, 2020:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2019	346,998	$4.39	6.77	$817,220
Options Exercisable as of December 31, 2019	207,485	$5.29	5.53	$312,338
Options granted	94,154	$4.42	4.22	-
Options forfeited	(15,168)	$3.18	7.37	-
Options expired	-	$-	-	-
Options exercised	(167)	$3.00	-	-

Options Outstanding as of September 30, 2020	425,817	$4.44	5.58	$847,965
Options Exercisable as of September 30, 2020	275,344	$4.54	4.73	$531,326

NOTE 6 – CONTINGENCIES

In January 2020, we became aware of a complaint filed by Jitendra Jain, Manish Arora, Scariy Kumaramangalam, Harsh Datta and Balvant Arora (collectively, plaintiffs), against our wholly-owned subsidiary, Trxade, Inc. and our Chief Executive Officer, Suren Ajjarapu as well as certain unrelated persons, Annapurna Gundlapalli, Gajan Mahendiran and Nexgen Memantine (collectively, defendants), in the Circuit Court of Madison County, Alabama (Case:47-CV-2019-902216.00). The complaint alleged causes of actions against the defendants including fraud in the inducement, relating to certain investments alleged to have been made by plaintiffs in Nexgen Memantine, breach of fiduciary duty, conversion and voidable transactions. The complaint related to certain investments alleged made by the plaintiffs in Nexgen Memantine and certain alleged fraudulent transfers of assets and funds alleged to have been taken by the defendants which are unrelated to the Company. The complaint sought $425,000 in compensatory damages and $1,275,000 in punitive damages. The Company and Mr. Ajjarapu denied in their entirety the plaintiffs’ allegations and filed a motion to dismiss the plaintiffs’ claims against the Company and Mr. Ajjarapu, which motion was granted in May 2020, due to the plaintiffs’ not being able to establish personal jurisdiction over the defendants, which motion was successful as to all defendants. The Company and Mr. Ajjarapu further refute any connections for the purpose of the suit to the other named defendants. To the Company’s and Mr. Ajjarapu’s knowledge, the complaint had no merit whatsoever. The final date for the plaintiffs to appeal the ruling to dismiss the lawsuit passed in August 2020, and there was no appeal. As such, the ruling is final.

However, in September 2020, the plaintiffs filed a similar complaint (alleging substantially similar facts) in the United States District Court for the Middle District of Florida, Tampa Division (Case 8:20-cv-02263), against the same defendants but adding Westminster Pharmaceuticals, LLC, our former wholly-owned subsidiary (“Westminster”), and raising claims for alleged fraud under Section 10(b) and Rule 10b-5 of the Exchange Act; joint and several liability under 15 U.S.C. Code 78t (against Trxade, Inc.); fraudulent transactions of securities under the Florida Securities Act (against all of the defendants except Trxade); and sale of unregistered securities under the Florida Securities Act (against all of the defendants except Trxade). The total amount of damages sought is unclear, but is thought to be in excess of $425,000. To the Company’s and Mr. Ajjarapu’s knowledge, the complaint has no merit whatsoever and each of the Company and Mr. Ajjarapu intend to defend themselves and oppose the relief sought in the complaint. The Company is not currently accused of any direct misconduct; instead, the Company is alleged to be liable for the acts of certain or all of the other defendants.  The Company would likely only incur liability if some or all of the other defendants were found liable to plaintiffs and the Company is found to be jointly and severally liable for the actions of such other defendant or defendants. The lawsuit claims approximately $450,000 in damages; however, based on facts currently known, the Company assesses the likelihood of any material loss as remote.

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

	Lease 1	Lease 2
Initial Lease Term	December 2017 to January 2021	November 2018 to November 2023
Renewal Term	January 2021 to December 2024	November 2023 to November 2028
Initial Recognition of right-of-use assets at January 1, 2019	$534,140	$313,301
Incremental Borrowing Rate	10%	10%

The Company has decided not to renew the corporate office lease (Lease 1) on January 2021 and is actively looking for a new corporate office to lease. The Company determined that the decision to not renew Lease 1 changed the corresponding lease term which required remeasurement of the lease liability resulting in the reduction of the right-of-use asset and the associated lease liability by $384,110. The reassessment of the lease term did not change the existing classification and the lease is still classified as an operating lease.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of September 30, 2020.

Amounts due within twelve months of September 30
2020	$85,727
2021	48,714
2022	50,196
2023	51,704
2024	53,255
Thereafter	174,407
Total minimum lease payments	464,003
Less: effect of discounting	(139,824)
Present value of future minimum lease payments	324,179
Less: current obligations under leases	57,155
Long-term lease obligations	$267,024

For the nine months ended September 30, 2020 and 2019, amortization of assets was $60,600 and $66,598, respectively.

For the nine months ended September 30, 2020 and 2019, amortization of liabilities was $64,522 and $55,102, respectively.

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

Nine Months Ended September 30, 2020	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Other	Total
Revenue	$4,268,619	$1,287,197	$9,548,512	$23,898	$15,128,226
Gross Profit	$4,268,619	$119,946	$1,162,030	$23,615	$5,574,210
Segment Assets	$1,828,345	$257,495	$3,118,945	$6,649,226	$11,854,010
Segment Profit (Loss)	$2,655,734	$(88,756)	$762,149	$(3,553,020)	$(223,893)

Nine Months Ended September 30, 2019	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Other	Total
Revenue	$3,335,050	$1,412,449	$992,862	$-	$5,740,361
Gross Profit	$3,335,050	$172,071	$113,346	$-	$3,620,467
Segment Assets	$1,561,760	$315,681	$411,161	$3,565,921	$5,854,523
Segment Profit (Loss)	$1,748,896	$(75,955)	$(122,144)	$(1,340,022)	$210,775

NOTE 9 – EQUITY METHOD INVESTMENT

In January 2019, the Company, through its wholly-owned subsidiary Alliance Pharma Solution, LLC (“Alliance”), entered into a joint venture transaction to form SyncHealth MSO, LLC (“SyncHealth”). SyncHealth was, prior to the divestment discussed below, owned by PanOptic Health, LLC (“PanOptic”) and Alliance. Alliance contributed $250,000 for the acquisition of a 30% equity interest in SyncHealth and the option to acquire the remaining ownership from PanOptic shareholders. Prior to March 31, 2019, $210,000 was paid with the remaining $40,000 paid in April 2019. Pursuant to the operating agreement, PanOptic owned 70% of SyncHealth and Alliance owned 30%; however, pursuant to the Letter Agreement, PanOptic would transfer to Alliance an additional 6% of SyncHealth’s membership units on May 1, 2019, an additional 6% on August 1, 2019 and an additional 7% on November 1, 2019, and at Alliance’s option, the 51% balance on January 31, 2020, upon transfer of between 378,888 and 2,462,773 shares of Company common stock based on gross revenue quotas for 2019. As of December 31, 2019, the additional interests had not been transferred and Alliance still owned 30% of SyncHealth. We did not realize any income from the joint venture and we terminated the joint venture agreements pursuant to their terms effective as of January 31, 2020 and assigned the 30% ownership of SyncHealth back to PanOptic. As of February 1, 2020, we own no equity in SyncHealth and only the terms of the agreements relating to confidentiality, nonsolicitation and each party’s obligation to cease use of the other party’s intellectual property survive the termination. The investment loss recognized during the nine-month period ended September 30, 2019 was $250,000 and for the year ended December 31, 2019 was $250,000.

NOTE 10 – SUBSEQUENT EVENTS

Equity

In October 2020, warrants to purchase 22,528 shares of common stock were exercised at $0.06 per share; the Company issued 22,528 shares of common stock upon such exercise and $1,352 in proceeds were received by the Company.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “NASDAQ: MEDS,” “SEC Filings” page of our corporate website at www.rx.trxade.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our corporate website address is www.rx.trxade.com. The information on, or that may be accessed through, our corporate website is not incorporated by reference into this Report and should not be considered a part of this Report.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2020 and 2019.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

We have designed and developed, and now own and operate, a business-to-business web-based marketplace focused on the US pharmaceutical industry. Our core service brings the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

We began operations as Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide pricing transparency, purchasing capabilities and other value-added services on a single platform focused on serving the nation’s approximately 22,000 independent pharmacies with annual purchasing power of $78 billion (according to the National Community of Pharmacists Association’s 2018 Digest). Our national wholesale supply partners are able to fulfill orders on our platform in real-time and provide pharmacies with cost-saving payment terms and next-day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). We have expanded significantly since 2015 and now have around 11,800 registered pharmacy members purchasing products on our sales platform.

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

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. For example, the state of Florida, where the Company’s principal business operations are, issued a ‘stay-at-home’ order effective on April 1, 2020, which remained in place, subject to certain exceptions, through June 2020, when the order was gradually lifted until September 2020, when the order was completely lifted. Many U.S. states have seen recent rapid increases in the spread of COVID-19, and although the number of COVID-19 cases in Florida has been declining since approximately July 2020, it is likely that the number will increase now that the prior restrictions on activities have been lifted. Many experts also expect the number of COVID-19 infections to rise during the fall and winter. As such, it is currently unclear whether the state of Florida, or other jurisdictions in which we operate, will issue new or expanded ‘stay-at-home’ orders, or how those orders, or others, may affect our operations.

To date, we have been deemed an essential healthcare technology provider under applicable governmental orders based on the critical nature of the products we offer and the community we serve. As such, our business operations were not materially impacted by the prior restrictions put in place by the State of Florida to slow the spread of COVID-19, which have since expired. Additionally, as shown in our results of operations below, we have to date, not experienced any significant material negative impact to our operations, revenues or gross profit due to COVID-19. We have however been adversely affected by reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that have had a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines due to the pandemic, which may become more frequent or material in the future. We are carefully managing our inventory supply network while we work to overcome these hopefully temporary challenges. As a result of the above and other unknown issues associated with the pandemic, our sales and operating results may be adversely impacted in the coming months. The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the scope and duration of the global pandemic.

Since the start of the pandemic, we have taken steps to prioritize the health and safety of our employees. The Company’s employees started working remotely around March 17, 2020, and our corporate office is currently planned to be closed through December 31, 2020, at the earliest, unless the current situation improves. The Company has determined to not renew its lease for its current corporate office and is in the process of searching for a smaller space for its corporate offices.

Currently we believe that we have sufficient cash on hand and will generate sufficient cash through operations to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the ongoing pandemic.

Although COVID-19 has had a major impact on businesses around the world, to date, the pandemic has not had a significant negative impact on our business. However, the future impact of COVID-19 on our business and operations is currently unknown. The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future unknowable developments, including the duration and spread of the virus, as well as potential new seasonal outbreaks.

Liquidity and Capital Resources

Cash

Cash was $6,647,763 at September 30, 2020. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	September 30, 2020	December 31, 2019

Cash	$6,647,763	$2,871,694
Current assets (excluding cash)	3,995,491	931,263
Current liabilities	534,897	520,816
Working Capital	10,108,357	3,282,141

Our principal sources of liquidity have been cash provided by operations, sales of equity, and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses and acquisitions. We anticipate these uses will continue to be our principal uses of cash in the future.

The increase in cash as of September 30, 2020, compared to December 31, 2019, was primarily due to $5,994,424 of cash raised through the sale of common stock in our February 2020 underwritten offering, as described in greater detail above in “Part I. Financial Statements – Item 1. Financial Statements” – “Note 3 – Shareholders’ Equity”.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses for October 2020 to September 2021	Amount
General and administrative (1)	$6,000,000
Total	$6,000,000

(1) Includes wages and payroll, legal and accounting, marketing, rent and web development.

We currently anticipate paying the estimated expenses described above through cash on hand and revenues generated from our operations.

Since inception, we have funded our operations primarily through debt and equity capital raises and operational revenue. To date in 2020, we have raised $5,994,424 through the sale of common stock in our February 2020 underwritten offering. We also raised $36,756 through the exercise of outstanding options and warrants during the nine month period ended September 30, 2020.

We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions, as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve our products and overall customer experience. If in the future we require additional funding, we plan to raise such funds through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

We believe that we have adequate cash to implement our plan to operate a business-to-business web-based marketplace focused on the United States pharmaceutical industry. Our core service is designed to bring the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

As of the date of this filing, there has been a global viral outbreak that world governments have responded to with travel and other restrictions, including ‘stay-at-home’ orders, among other steps. The extent and duration of business disruptions and related financial impacts from the COVID-19 coronavirus cannot be reasonably estimated at this time; however, our exposure includes reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that have had a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines. In addition, employee sicknesses and remote working environments related to the coronavirus and the federal, state and local responses to such virus, could materially impact our consolidated results for the fourth quarter and full year 2020 and into fiscal 2021. See also “Novel Coronavirus (COVID-19)”, above.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019:

	Nine months Ended
	September 30, 2020	September 30, 2019	Change	Percent Change
Net (Loss) Income	$(223,893)	$210,775	$(434,668)	(206)%
Net Cash Provided by (used in):
Operating Activities	(1,499,251)	324,565	(1,823,816)	(562)%
Investing Activities	(23,505)	(250,000)	226,495	91%
Financing Activities	5,298,825	2,415,166	2,883,659	119%
Net increase (decrease) in cash	$3,776,069	$2,489,731	$1,286,338	$52%

Cash used in operations for the nine months ended September 30, 2020 was $1,499,251, compared to cash provided by operations of $324,565, for the nine months ended September 30, 2019. This decrease in cash provided by operations was mainly due to (a) inventory deposits required of $1,081,250, which are required for future delivery of PPE products (as markets normalize these deposits may not be necessary), and which deposits were not required in the prior period; (b) an increase in inventory of $1,727,482, which is composed of PPE products which were purchased to have in inventory for the current pandemic, and (c) an increase in accounts receivable of $277,971, offset by (d) $1,178,113 of stock grants made to officers and consultants as consideration for services rendered during the current period, compared to no stock issued for services during the prior period. Information on the compensation awards is described in greater detail above under “Part I. Financial Statements – Item 1. Financial Statements” – “Note 3 – Shareholders’ Equity”.

Cash used in investing activities for the nine months ended September 30, 2020 of $23,505, was related to a purchase of fixed assets. Cash used in investing activities for the nine months ended September 30, 2019, was associated with the Company’s $250,000 investment in SyncHealth MSO, LLC, which has since been divested.

Cash provided by financing activities for the nine months ended September 30, 2020, included the sale of common stock in the February 2020 underwritten offering which generated $5,994,424 of proceeds and approximately $5.26 million in cash to the Company after expenses, as described in greater detail above in “Part I. Financial Statements – Item 1. Financial Statements” – “Note 3 – Shareholders’ Equity”, and the exercise of warrants and options which generated cash of $36,756. Financing activities in 2019 included $166 of proceeds from a warrant exercise and $2.46 million of cash from the sale of common stock in private transactions.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended September 30, 2020 Compared to Three Month Period Ended September 30, 2019

	Three Months Ended
	September 30, 2020	September 30, 2019	Change	Percent Change

Revenues	$6,332,269	$2,311,426	$4,020,843	174%
Cost of Sales	4,402,967	1,000,917	3,402,050	340%

Gross Profit	1,929,302	1,310,509	618,793	47%
Operating Expenses:
General and Administrative (less stock-based compensation expense)	1,259,463	1,068,645	190,818	18%
Stock-Based Compensation Expense	524,018	64,011	460,007	719%
Total General and Administrative/Operating Expense	1,783,481	1,132,656	650,825	58%

Other Income	-	25,275	25,275	(100)%
Investment Loss	-	(162,178)	162,178	100%
Interest Expense	(7,430)	(13,385)	5,955	45%

Net Income	$138,391	$27,565	$110,826	402%

Our revenues for the three months ended September 30, 2020 were from the Trxade platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues increased by $4,020,843, compared to the prior period. Integra Pharma Solutions revenue increased to $4,544,988, for the three months ended September 30, 2020, compared to $638,953, in the prior year’s period. The increase was mainly a result of sourcing items – N95 masks, sanitizers and gloves - PPE items that were needed in large quantities. Cost of sales and gross profit for the three-month period ended September 30, 2020 were $4,402,967 and $1,929,302, respectively, and for the three-month period ended September 30, 2019 were $1,000,917 and $1,310,509, respectively. As sales for PPE increased in 2020, the cost of sales increased. Revenue from the Trxade Platform increased 17%, from $1,152,417 for the three months ended September 30, 2019, to $1,354,081 for the three months ended September 30, 2020.

Gross profit as a percentage of sales was 31% for the three months ended September 30, 2020, compared to 57% for the three months ended September 30, 2019. The reason for the decrease in gross profit as a percentage of sales was the cost of the orders of PPE related products in the current period. In 2019, a larger percentage of revenue was generated by the Trxade Platform, which carries no cost of sales.

General and administrative expenses (less stock-based compensation expense) increased for the three months ended September 30, 2020 to $1,259,463, compared to $1,068,645 for the comparable period in 2019. The increase was mainly due to IT development, legal expenses, filing fees and marketing expenses, which increased incrementally with the growth in revenue.

Total stock-based compensation expense increased by 719% for the three months ended September 30, 2020, compared to the prior year’s period, due to warrants granted to consultants, 2019 bonus shares issued to executives, shares issued to directors, 2020 bonus accruals and employee option grants, as described in greater detail above under “Part I. Financial Statements – Item 1. Financial Statements” – “Note 3 – Shareholders’ Equity”.

We had no other income for the three months ended September 30, 2020, compared to other income of $25,275 for the three months ended September 30, 2019.

We had $162,178 of investment loss for the quarter ended September 30, 2019 in connection with the SyncHealth, LLC joint venture which was terminated effective as of January 31, 2020.

We had interest expense of $7,430 for the three months ended September 30, 2020, compared to interest expense of $13,385 for the three months ended September 30, 2019, which decreased due to decreases in the amount of outstanding debt we had as of the current period.

Net income increased $110,827, to net income of $138,391 for the three months ended September 30, 2020, compared to net income of $27,565 for the three months ended September 30, 2019, mainly due to increased sales from Integra Pharmaceutical Solutions and Trxade Platform.

Nine Month Period Ended September 30, 2020 Compared to Nine Month Period Ended September 30, 2019

	Nine Months Ended
	September 30, 2020	September 30, 2019	Change	Percent Change

Revenues	$15,128,226	$5,740,361	$9,387,865	164%
Cost of Sales	9,554,016	2,119,894	7,434,122	351%

Gross Profit	5,574,210	3,620,467	1,953,743	54%
Operating Expenses:
General and Administrative (less stock-based compensation Expense)	4,075,269	2,970,193	1,105,076	37%
Stock-Based compensation Expense	1,700,170	167,957	1,532,213	912%
Total General and Administrative/Operating Expense	5,775,439	3,138,150	2,637,289	84%

Other Income	-	25,275	(25,275)	(100)%
Investment Loss	-	(250,000)	250,000	100%
Interest Expense	(22,664)	(46,817)	24,153	52%

Net (Loss) Income	$(223,893)	$210,775	$(434,668)	(206)%

Our revenues for the nine months ended September 30, 2020 were from the Trxade platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues increased by $9,387,865 compared to the prior period. In Trxade, Inc., revenue increased by $933,569 which is attributable to our sales department continuing to add customers throughout 2019 and into 2020 through direct marketing and customer training and the availability of items from suppliers. Integra Pharma Solutions increased revenue to $9,548,512 for the nine months ended September 30, 2020, compared to $992,862 in the same period of 2019. The increase was mainly a result of sourcing items – N95 masks, sanitizers and gloves - PPE items that were needed in large quantities. Cost of goods sold and gross profit were $9,554,016 and $5,574,210, for the nine months ended September 30, 2020, respectively, and $2,119,894 and $3,620,467, for the nine months ended September 30, 2019, respectively. As sales for PPE increased in 2020, the cost of sales increased. Trxade Platform revenue increased 28% from $3,335,050, for the nine months ended September 30, 2019 to $4,268,619 for the nine months ended September 30, 2020.

Gross profit as a percentage of sales was 37% for the nine months ended September 30, 2020, compared to 63% for the nine months ended September 30, 2020. The reason for the decrease in gross profit as a percentage of sales was a result of the orders of PPE related product during the nine months ended September 30, 2020. In 2019, a larger percentage of our revenue was from the Trxade Platform, which carries no cost of sales.

General and administrative expenses (less stock-based compensation expense) increased for the nine months ended September 30, 2020 to $4,075,269, compared to $2,970,193 for the comparable period in 2019. The increase was mainly due to IT development, legal expenses, filing fees and marketing expenses.

Total stock-based compensation expense increased by 1,101% for the nine months ended September 30, 2020, compared to the prior year’s period due to warrants granted to consultants, 2019 bonus shares issued to executives, shares issued to directors, 2020 bonus accruals and employee option grants, as described in greater detail above under “Part I. Financial Statements – Item 1. Financial Statements” – “Note 3 – Shareholders’ Equity”.

We had no other income for the nine months ended September 30, 2020, compared to other income of $25,275 for the nine months ended September 30, 2019.

We had $250,000 of investment loss for the quarter ended September 30, 2019 in connection with the SyncHealth, LLC joint venture, which has been terminated effective as of January 31, 2020.

We had interest expense of $22,664 for the nine months ended September 30, 2020, compared to interest expense of $46,817 for the nine months ended September 30, 2019, which decreased due to decreases in the amount of outstanding debt we had as of the current period.

Net income declined $434,668, to a net loss of $223,893 for the nine months ended September 30, 2020, compared to net income of $210,775 for the nine months ended September 30, 2019, mainly due to the increase in general and administrative expenses associated with the value of the 2019 bonus stock award grants issued to management, as described in greater detail above under “Part I. Financial Statements – Item 1. Financial Statements” – “Note 3 – Shareholders’ Equity”, offset partially by the increase in gross profit.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of September 30, 2020.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mr. Doss, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During and following the second and third quarters of 2020, there has been a widespread worldwide impact from the COVID-19 pandemic, and we have been, and may in the future be, adversely affected as a result. Numerous government regulations and public advisories, as well as shifting social behaviors, have temporarily limited or closed non-essential transportation, government functions, business activities, and person-to-person interactions, and the duration of such trends is difficult to predict. The outbreak of the COVID-19 coronavirus, the global response to such coronavirus, including travel restrictions and quarantines that governments are instituting, has adversely effected our operations, may continue to have an adverse effect on our operations, and/or may have a significant negative impact on our results of operations, the production of pharmaceuticals and our ability to timely obtain pharmaceuticals for resale. Currently, we are experiencing reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that we anticipate will have a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines. Notwithstanding the above disruptions, our results of operations have not, to date, been materially adversely affected by the pandemic. However, if we continue to experience production difficulties, quality control problems or further shortages in supply of pharmaceuticals in the future, this could harm our business and results of operations, any of which could have a material adverse effect on our operations and the value of our securities. In addition, employee sicknesses and remote working environments, and the potential negative effect thereof on productivity and internal controls, related to the coronavirus and the federal, state and local responses to such virus, could materially impact our consolidated results for the fourth quarter and full year for 2020 and beyond. The COVID-19 outbreak could also restrict our access to capital such as credit facilities and lead to material nonrecurring charges, write-downs, impairments and expenses. The Company is actively and continually monitoring the pandemic’s effect on our businesses and endeavoring to adapt quickly in real time to meet the rapidly-changing demands of our Customers and Suppliers.

To mitigate the spread of COVID-19, we implemented travel restrictions and remote working arrangements for most of our employees in order to minimize physical contact, and we implemented additional sanitation and personal protection measures. The Company’s employees started working remotely around March 17, 2020, and as a result, productivity may drop, which could impact revenues and profitability. The Company’s corporate office is closed through December 31, 2020, at the earliest, unless the current situation improves. The Company has not renewed its corporate office lease and is searching for smaller facilities for the future. These measures might not fully mitigate COVID-19 risks to our workforce and we could experience unusual levels of absenteeism that might impair operations and delay delivery of products. The COVID-19 pandemic affects product manufacturing, supply and transport availability and cost. The pandemic reduces demand for some products due to delays or cancellations of elective medical procedures, consumer self-isolation and business closures, among other reasons. The COVID-19 pandemic also influences shortages of some products, with product allocation resulting in delivery delays for customers.

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

We may be further impacted by COVID-19 as follows:

●	As a result of COVID-19, various states have adopted price gouging laws. Our failure to comply with such laws and regulations could subject us to claims, penalties, fines or lawsuits;

●	Inventory price fluctuations as a result of supply and demand issues caused by COVID-19 may cause values of inventory to decrease, which would have a direct impact on gross profit and could result in a direct write-off of inventory value;

●	Payment Terms with customers may be altered or extended, which would have an impact on current ratios and cash flow; and

●	There may be material impairments with respect to goodwill and right-of-use assets as the evaluation of the long-term impact to delivery of service or physical space assessments changes.

We may have difficulties in sourcing products and inventory due to a variety of causes.

We might experience difficulties and delays in sourcing products and inventory due to a variety of causes, such as: difficulties in complying with the legal requirements for export or import of pharmaceuticals or components; suppliers’ failures to satisfy production demand; manufacturing or supply problems such as inadequate resources; real or perceived quality issues; and advanced deposits which are at risk of return if product is not delivered. Difficulties in product manufacturing or access to raw materials could result in supplier production shutdowns, product shortages and other supply disruptions. All of these issues may be exacerbated by the COVID-19 pandemic, which to date, has resulted in issues with the availability of certain products, resulting in product allocation and delivery delays. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

We may not be able to sell our inventory, at or above the price we acquired such inventory for, and/or may be forced to write-down inventory in the future.

Because of the supply and demand nature of our pharmaceutical business and the personal protective equipment (PPE) business, especially in connection with the rapidly changing regulations, recommendations and guidance surrounding COVID-19, the inventory of products we have acquired, or may acquire in the future, may have been/will be, acquired at a cost higher than the price at which we may be able to resell such products. As a result, we may not make a profit on such sales and may have to write-down a significant portion of our inventory in the future.

We may not receive products or receive refunds for deposited amounts.

We might not receive products or the return of funds on deposits that have been provided. We have two deposits outstanding as of the date of this report in an aggregate amount of approximately $1,000,000. In the event we do not receive products for the deposited amounts or the return of our deposits, this will cause us financial harm and result in us taking a significant charge on our financial statements. In the future we may provide additional deposits for products which may be material, which deposits may not be refunded timely, if at all, and which products may not be delivered, or may be defective or unusable. Any significant losses of deposited funds could have a material adverse effect on our financial condition, results of operations and the value of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended September 30, 2020 and from the period from October 1, 2020 to the filing date of this report, which have not previously been disclosed in a prior Quarterly Report on Form 10-Q or a Current Report on Form 8-K, except as set forth below:

In August 2020, warrants to purchase 1,667 shares of common stock were exercised at $4.80 per share; the Company issued 1,667 shares of common stock upon such exercise and $8,002 in proceeds was received by the Company.

In August 2020, warrants to purchase 1,667 shares of common stock were exercised at $3.00 per share; the Company issued 1,667 shares of common stock upon such exercise and $5,001 in proceeds was received by the Company.

In September 2020, warrants to purchase 5,000 shares of common stock were granted and immediately exercised at $0.06 per share; the Company issued 5,000 shares of common stock upon such exercise and $300 in proceeds was received by the Company.

In October 2020, warrants to purchase 22,528 shares of common stock were exercised at $0.06 per share; the Company issued 22,528 shares of common stock upon such exercise and $1,352 in proceeds were received by the Company.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act for such issuances, since the foregoing issuances did not involve a public offering, the recipients were (a) an “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

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

Date: October 26, 2020

By:	/s/ Howard Doss
Howard Doss
Chief Financial Officer (Principal Accounting/Financial Officer)

Date: October 26, 2020

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement dated February 13, 2020, by and between Trxade Group, Inc. and Dawson James Securities, Inc. as the representative of the underwriters named therein	8-K	001-39199	1.1	February 13, 2020
3.1	Second Amended and Restated Certificate of Incorporation of Trxade Group, Inc.	S-1	333-234221	3.1	October 15, 2019
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020	8-K	001-39199	3.1	February 13, 2020
3.3	Amended and Restated Bylaws of Trxade Group, Inc.	10-12G/A	000-55218	3.1	July 24, 2014
10.1***	Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	8-K	001-39199	10.1	June 1, 2020
10.2***	Form of Stock Option Agreement (April 2020 Grants to Employees) April 14, 2020	8-K	001-39199	10.2	April 16, 2020
10.3***	Form of Restricted Stock Grant Agreement (Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel) April 14, 2020	8-K	001-39199	10.3	April 16, 2020
10.4***	April 14, 2020 Executive Employment Agreement with Suren Ajjarapu	8-K	001-39199	10.4	April 16, 2020
10.5***	First Amendment to Executive Employment Agreement with Suren Ajjarapu dated May 5, 2020	8-K	001-39199	10.2	May 7, 2020
10.6***	Restricted Stock Grant Agreement (Mr. Ajjarapu 2020 Performance Bonus)(Updated) May 5, 2020	8-K	001-39199	10.3	May 7, 2020
10.7***	Executive Employment Agreement dated effective June 19, 2020, entered into by and between Trxade Group, Inc. and Howard A. Doss	8-K	001-39199	10.1	June 26, 2020
10.8***	Trxade Group, Inc. Independent Director Compensation Policy adopted April 14, 2020	10-Q	001-39199	10.1	July 27, 2020
10.9***	Form of First Amendment to Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement (April 2020 Grants to Employees; Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel Award)	8-K	001-39199	10.4	August 4, 2020
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

