Form 10-K
period 2020-12-31
TRXADE GROUP, INC.
filed 2021-03-29
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $21,541,008. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 26, 2021, there were 8,093,199 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders (the “2021 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2021 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

GLOSSARY

The following are abbreviations and definitions of certain terms used in this Report, which are commonly used in the pharmaceutical industry:

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

“EUA” means an Emergency Use Authorization filed with the FDA. Under section 564 of the FFDCA, the FDA Commissioner may allow unapproved medical products or unapproved uses of approved medical products to be used in an emergency to diagnose, treat, or prevent serious or life-threatening diseases or when there are no adequate, approved, and available alternatives.

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

“Health plan” means health insurance coverage provided by an individual or group that provides or pays the cost of medical care. Health plans can be provided by public (Medicaid) or private (an employer) entities.

“HHS”, the U.S. Department of Health and Human Services also known as the Health Department, is a cabinet-level department of the U.S. federal government with the goal of protecting the health of all Americans and providing essential human services.

“HIPAA” means the Health Insurance Portability and Accountability Act of 1996, which has the goal of making it easier for people to keep health insurance, protect the confidentiality and security of healthcare information and help the healthcare industry control administrative costs.

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

“NDC” means a National Drug Code, a unique 10-digit, 3-segment number. It is a universal product identifier for human drugs in the United States. The code is present on all non-prescription (OTC) and prescription medication packages and inserts in the U.S. The 3 segments of the NDC identify the labeler, the product, and the commercial package size.

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

“PPE” means personal protective equipment, which is worn to minimize exposure to hazards that cause serious workplace injuries and illnesses. When used below, PPE typically refers to protective equipment used by medical personnel, including masks, sanitizers and gloves.

“Rebates” these are provided by manufacturers and are typically based on the ability of a payer to move market share for the manufacturer’s product. Rebates are confidential.

“SNI” means Serialized Numerical Identifier. Pursuant to FDA requirements, a product’s SNI has to include the item’s NDC and unique Serial Number (SN).

“Wholesaler” typically, the wholesaler is the first purchaser of a drug product – direct from the manufacturer. Wholesalers buy large quantities and then resell either direct to provider-purchasers (like a large health system, pharmacy or pharmacy chain), or resell to smaller, regional distributors for regional or local distribution to retail pharmacies and hospitals.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include those set forth below under “Summary Risk Factors” and those disclosed under “Risk Factors”, below.

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	We have been adversely affected by COVID-19 and may continue to be adversely affected by COVID-19;

●	We were recently unprofitable, we have recently generated net losses, and we may incur losses in the future;

●	We may need additional financing in the future, which may not be available on favorable terms, if at all;

●	We may not be able to manage our future growth;

●	Many of our competitors are better established and have resources significantly greater than ours;

●	We will need to expand our member base or our profit margins to attain profitability;

●	We face risks associated with our operations within the pharmaceutical distribution market;

●	We are dependent on our current management;

●	We rely on third party contracts, which may not be renewed or may be terminated;

●	We are currently facing and may in the future face difficulties in sourcing products and inventory due to a variety of causes;

●	We have in the past, and may in the future, not been able to sell our inventory, at or above the price we acquired such inventory for, have in the past, and may in the future, be forced to write-down inventory;

●	We may not receive products or receive refunds for deposited amounts and may experience losses in connection with such deposits;

●	We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate;

●	Our business and operations depend on the proper functioning of information systems, critical facilities and distribution networks and a disruption, cyber-attack, failure or destruction of such networks, systems, or technologies may disrupt our business or result in liability;

●	There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences;

●	We face risks associated with our business in the telehealth market, including risks associated with legal challenges, relationships with third parties and affiliated professionals, our network of qualified providers, competition for services; new technologies, failure to develop widespread brand awareness and regulatory risks;

●	The health passport market may not achieve and sustain high levels of demand, consumer acceptance and market adoption;

●	Our certificate of incorporation limits the liability of our officers and directors and provides for indemnification rights;

●	We incur significant costs to ensure compliance with U.S. and NASDAQ Capital Market reporting and corporate governance requirements;

●	We may not be able to comply with NASDAQ’s continued listing standards;

●	Regulatory changes that affect our distribution channels could harm our business;

●	Healthcare fraud laws are often vague and uncertain, exposing us to potential liability;

●	New and expanded laws or regulations could have a material adverse effect on our business operations, cash flows or future prospects;

●	The public health crisis involving the abuse of prescription opioid pain medication could have a material negative effect on our business;

●	Consolidation in the U.S. healthcare industry may negatively impact our results of operations;

●	We have identified material weaknesses in our internal control over financial reporting and controls and procedures;

●	There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our comment stock may continue to be volatile;

●	Stockholders may experience dilution to future equity sales, the exercise or conversion of outstanding convertible securities or future transactions;

●	Our Chief Executive Officer and President are our two largest stockholders and, as a result, they can exert control over us and have actual or potential interests that may differ from yours;

●	Risks associated with the JOBS Act and our status as an emerging growth company;

●	Risks associated with future acquisitions, including unknown liabilities and difficulty integrating such acquisitions;

●	Cyber security attacks and website problems; and

●	Claims, litigation, government investigations, and other proceedings that may adversely affect our business and results of operations.

PART I

ITEM 1.	BUSINESS

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” beginning on page 19 of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to Trxade Group, Inc., is also based on our good faith estimates.

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31, June 30, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2020 means the year ended December 31, 2020, whereas fiscal 2019 means the year ended December 31, 2019.

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

Recapitalization of Common Stock by a Reverse Split and Increase of Authorized Shares of Stock

We also reversed our issued and outstanding stock at the ratio of one for one thousand (1:1,000) shares effective upon the closing of the Merger (the “Merger Reverse Split”). In connection with the Merger Reverse Split, 104,160,000 outstanding shares of our common stock, including the 80,000,000 shares held by Trxade Nevada, were exchanged for 104,160 post-Merger Reverse Split shares of common stock. As a result of the Merger, Trxade Nevada stockholders holding 28,800,000 shares of common stock and 670,000 shares of Series A Preferred Stock converted their shares on a one-to-one basis into 28,800,000 shares of our common stock and 670,000 shares of our Series A Preferred Stock, for an aggregate total of 29,470,000 shares. Further, 100,000 shares of our common stock (on a post-Reverse Split basis and taking into account the Reverse Stock Split (discussed below)) were issued following the Merger in connection with the conversion of our promissory notes. The 80,000,000 pre-Merger shares held by Trxade Nevada, which amounted to 13,334 shares (on a post-Reverse Split basis and taking into account the Reverse Stock Split), reverted to treasury stock of the Company. Except as otherwise disclosed, the share amounts in the paragraph above have not been adjusted for the Merger Reverse Split or the Reverse Stock Split.

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

We own 100% of Integra Pharma Solutions, LLC (formerly Pinnacle Tek, Inc., a Florida corporation) founded by Mr. Suren Ajjarapu, our CEO, in 2011 (“Integra”). Until the end of 2016, Integra served as our technology consultant provider, but we discontinued that line of business in 2016. Integra now serves as our logistics company for pharmaceutical distribution.

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

We previously owned 100% of PharmCentrix, LLC, a Delaware limited liability company which had no revenue in 2020 and was dissolved in December 2020.

We own 100% of MedCheks, LLC, a Delaware limited liability company which was formed in January 2021 and is a patient-centered, digital, precision healthcare platform that lets patients consolidate and control their health data via a digital Health Passport. The digital Health Passport allows users to share their health profile, tests and vaccinations simply and safely. Secured in a blockchain, the Health Passport includes health and vaccination status verification via a QR code (a two-dimensional machine-readable optical label), which is available for travel, entry into stadiums, concert venues, events, offices, industrial plants, warehouses, and other physical access points. MedCheks Health Passport stores all of a user’s health records securely in one place.

Acquisition of Community Specialty Pharmacy, LLC

On October 15, 2018, the Company entered into and consummated the purchase of 100% of the equity interests of Community Specialty Pharmacy, LLC, a Florida limited liability company, (“CSP”), pursuant to the terms and conditions of the Membership Interest Purchase Agreement, entered into by and among the Company as the buyer, and CSP, and Nikul Panchal, the equity owner of CSP, a non-executive officer of the Company (collectively, the “Seller”). The purchase price for the 100% equity interest in CSP was $300,000 in cash, a promissory note issued by the Company in the amount of $300,000, and warrants to purchase 67,585 shares of common stock of the Company (on a post-Reverse Split basis and taking into account the Reverse Stock Split) of which 33% of such warrants were revocable by the Company prior to October 15, 2019 (but were not revoked); 33% were revocable by the Company prior to October 15, 2020 (but were not revoked); and the remaining 33% of such warrants are revocable by the Company prior to October 15, 2021, which are exercisable for eight (8) years from the issuance date at a strike price of $0.06 per share.

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

Bonum Health Asset Acquisition

On October 23, 2019 (the “Closing Date”), Bonum Health, LLC, a Delaware limited liability company, and a then newly formed wholly-owned subsidiary of the Company (“Bonum Health”) entered into an Asset Purchase Agreement with Bonum Health, LLC, a Florida limited liability company (“Seller”) and Hardikkumar Patel, the sole member of the Seller (the “Member”). Pursuant to the Asset Purchase Agreement, the Company (through Bonum Health) acquired from the Seller, certain specified assets and certain specified contracts associated with the assets of the Seller’s operation as a telehealth service provider (the Tele Meds Platform)(the “Assets”). Included with the acquisition of the Assets, were contracts (relating to the Assets), intellectual property for the Bonum Health Tele Medicine software & Technology and personal computers. The Company agreed to provide the Seller consideration equal to 41,667 shares of restricted common stock of the Company at the closing (the “Closing Shares”), and the Seller had the right to earn up to an additional 108,334 shares of restricted common stock of the Company in the event certain milestones were met within the first anniversary of the Closing date, none of which were met.

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

BUSINESS OF TRXADE

Our Principal Products and Services and their Markets.

Trxade.com is a web-based pharmaceutical marketplace engaged in promoting and enabling commerce among independent pharmacies and large pharmaceutical suppliers nationally. Our marketplace has hundreds of suppliers providing over 20,000 branded and generic drugs available for purchase by pharmacists. We serve approximately 11,800 registered independent pharmacies, providing access to Trxade’s proprietary pharmaceutical database, data analytics regarding medication pricing, and manufacturer return policies. We generate revenue from these services by charging a transaction fee to the seller of the products for sales conducted via the Trxade platform. The buyers do not bear the cost of transaction fees for the purchases that they make, nor do they pay a fee to join or register with our platform. Substantially all of our revenues during the years ended December 31, 2020, and 2019, were from platform revenue generated on www.rx.trxade.com and product sales through Integra Pharma Solutions, LLC. For additional information, please visit us at www.trxadegroup.com, www.rx.trxade.com, www.bonumhealth.com, www.comsprx.com, and www.rxintegra.com. Information on our websites is not incorporated by reference into this Form 10-K.

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

Pharmabayonline. We formed Pharmabayonline to provide proprietary pharmaceutical data analytics and governmental reimbursement benchmarks analysis to United States based independent pharmacies and pharmaceutical databases.

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

Trxade Prime. Trxade Prime allows pharmacy members on the Trxade platform to process, consolidate and ship purchase orders that are placed directly with Trxade suppliers via the Trxade Prime service. This is at no cost, with the goal of offering a single tool with one low order minimum, one invoice, one package and one delivery from multiple quality wholesalers and distributors. Revenue has been generated from this service though our Integra subsidiary, which provides the consolidation of the orders.

Bonum Health Hub. The “Bonum Health Hub”, a self-enclosed, free standing virtual examination room, was launched by the Company’s wholly-owned Bonum Health, LLC subsidiary, in November 2019 and was expected to be operational in April 2020; however, due to the COVID-19 pandemic, at present the Company does not anticipate installations moving forward until 2021 at the earliest. The hub is a Health Insurance Portability and Accountability Act (HIPPA)-compliant booth planned to be placed in various independent retail pharmacies in rural and urban areas to provide care for patients that otherwise would not be able to afford primary or collaborative care. Each “Bonum Health Hub” is expected to feature an online interface that will expand the power of the Bonum Health application into a digital, face-to-face platform that brings patients and physicians eye-to-eye in a fully secure, private setting. This will allow for more substantial and effective dialogue about sensitive conditions and other collaborative care concerns. The “Bonum Health Hubs” is planned to include a screen for two-way video communication, the necessary medical equipment for the services available, and a table and chair for in-person consultations. The Health Hubs will be compatible with the “Bonum Health app”, which provides an overall healthcare experience comparable to a Primary Care practitioner, and an online portal as a personal electronic medical record and scheduling system. Following the results of the Company’s initial pilot program of the “Bonum Health Hub” and the effects of the COVID-19 pandemic, the Company is developing new plans to expand such hubs into its network of independent pharmacies. To date, we have not generated any revenue from this product.

Bonum+ Business to Business (B2B). Bonum+ bundles telehealth, a COVID-19 risk assessment tool and a Personal Protective Equipment (PPE) purchasing tool, through a secure mobile dashboard for corporate clients. The B2B platform eases pressure on employees who are required to report any relevant health issues daily, centralizing communication and contact tracing to deliver risk scores. This allows employers to monitor employee COVID-19 risk profiles and streamlines the ordering of new PPE as needed. An integrated artificial intelligence (AI) tool offers health recommendations and connects employees with board certified physicians, as needed. To date, we have not generated any revenue from this product.

MedCheks Health Passport. The Health Passport is a patient-centered, digital, precision healthcare platform that lets patients consolidate and control their health data via a digital Health Passport and allows them to share their health profile, tests and vaccinations simply and safely. Secured in a blockchain, the Health Passport includes health and vaccination status verification via a QR code, which is available for travel, entry into stadiums, concert venues, events, offices, industrial plants, warehouses, and other physical access points. The Passport stores all of a user’s health records securely in one place. The platform is under development and we have not generated any revenue from this product to date.

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

Organizational Structure

The diagram below depicts our current organizational structure:

Trxade Group, Inc.

The Pharmaceutical Industry

According to the NCPA 2020 Digest Report, United States pharmaceutical companies comprise a burgeoning estimated $685 billion industry by 2023, consisting of over 65,000 pharmacy facilities. Management believes that few platforms are currently in place to bring these participants together to share market knowledge, product pricing transparency and product availability. According to this, the pharmaceutical market is comprised primarily of three wholesalers that control an estimated approximately 92% of the market. Our management believes that this concentration has, over the years, led to a lack of price and cost transparency, thereby resulting in severe limitations on the purchasing choices of industry participants. These market dynamics have enabled these large wholesalers (McKesson, Cardinal Health and AmerisourceBergen), known as ADR distributors, to dominate the industry with respect to both generic and brand pharmaceuticals. The increasing concentration of generic medications (ANDA or Abbreviated New Drug Application), however, with many more expected to go to market in the near future (approximately $80 billion in branded medications lost their patent protection from 2008 to 2018, according to an article in Drug Topics from August 2004, called “Big Pharma uses effective strategies to battle generic competitors”, by Martin Sipkoff), have enabled smaller suppliers’ access to an increasing number of medications at highly discounted prices. The market is slowly changing towards one where medications will become commoditized and influenced by price rather than the business relationships imposed by the dominant participants of the past.

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

Other Start-up Companies Which Provide Competitive Services.

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

Buying Groups.

Buying Groups provide discounted prices to their members by negotiating better pricing with one primary wholesaler, while charging administrative fees generally ranging from 3 to 5 percent. Some Buying Groups are structured like co-operatives (such as Independent Pharmacy Cooperative (IPC) and American Pharmacy Cooperative, Inc. (APCI)) and offer their members monthly or quarterly rebates. Although they can function well to bring pricing competition to the industry, they often offer rebates only after the purchase. Management does not believe Buying Groups will provide long-term savings to customers with this model given the increased transparency and competition in the industry.

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

Dependence on One or More Major Customers.

As of the date of this filing, we have approximately 11,800 registered independent pharmacies and over 30 pharmaceutical suppliers as customers, with a market potential of approximately 21,000 independent pharmacies and 1,500 regional and local suppliers. We have a working relationship with over 25 wholesalers and the nation’s largest buying group. Although we believe those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the largest wholesalers decided no longer to do business with Trxade, the resulting supplier void would materially and adversely affect our competitiveness in the marketplace.

Intellectual Property.

Although we believe that our name and brand are protected by applicable state common law trademark laws, we do not currently have any patents, concessions, licenses, royalty agreements, or franchises, provided that we do currently maintain a number of registered trademarks and our pharmaceutical pricing benchmarks, PAC. Our business operates under a proprietary software system which includes trade secrets within our database, business practices and pricing model.

Need for Government Approval of Products and Services.

We are required to hold business licenses and to follow applicable state and federal government regulations detailed herein. In October 2018, we acquired Community Specialty Pharmacy, LLC, an accredited independent retail pharmacy with a focus on specialty medications, which requires state approval, which have been obtained in 34 states.

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

California, Florida, Nevada, New Mexico and Indiana define the normal distribution channel to not include the lateral sales of pharmaceuticals between wholesalers. The Supply Chain Act, part of the Quality Drug Act, which was signed into federal law in December 2013, precludes all states from restricting, investigating or inspecting the distribution channel and transactional history. Until the federal government provides guidelines for the new federal law, no state regulation or guideline exists.

The warehousing of pharmaceuticals is also restricted and requires additional state licenses. Some licenses require bonds and written exams and may take some time to approve. Currently, Integra Pharma Solutions, LLC, our wholesale distributor, asks for formal pedigrees from the ADR wholesalers and provides pedigrees to those entities they sell to in the marketplace. This requirement limits liability and provides assurance if a recall is warranted that Trxade and its participants will receive value for the commodity.

Potential New Regulations

In addition to the above, regulatory mandates in response to certain unexpected events, such as viral outbreaks, could negatively impact sales. For example, in December 2019 an outbreak of a coronavirus surfaced in China and has resulted, and may continue to result, in governments around the world adopting restrictions on public gatherings, travel and restrictions on companies’ (including our) ability to conduct normal business operations.

Price gouging may be an issue in the coming months due to the continued effects of the coronavirus and responses thereto; as of the date of this Report, 34 states have enacted price gouging laws of one kind or another. The laws vary from state to state, but one constant throughout is a prohibition to charge “excessive” or “unconscionable” prices for consumer goods. Some states define “excessive” or “unconscionable” while others define what makes a prima facia case for price gouging and what constitutes a prima facia defense, shifting the burden of proof to the accuser. In almost all of the 34 states with price gouging laws on the books, a price is excessive or unconscionable if the price of a good has increased, in some states by a certain percentage, over the price of the good prior to the onset of the abnormal disruption of the market. Some states have clearly excepted from the price gouging definition a rise in prices caused by an increase in the merchant’s cost of delivering that good for sale – whether it be increased shipping costs, gasoline prices or simply the cost of the good itself. Other states have less defined exceptions – Virginia for example only treats the fact of increased input costs as a merchant’s prima facia defense to an accusation of price gouging. Several states except from the price gouging definition prices that do not exceed a normal margin (i.e., the merchant’s margin immediately prior to the market disruption) PLUS 10%. In general, while the law may not specifically define what constitutes an “unconscionably excessive price,” the statutes typically provide that a price may be “unconscionably excessive” if: the amount charged represents a “gross disparity” from the price such goods or services were sold or offered for sale immediately prior to the onset of the abnormal disruption of the market. Merchants may provide evidence that justifies their higher prices were justified by increased costs beyond their control. We will need to comply with the excessive price statutes; as of the date of this Report, we believe we were in compliance with all 34 states’ price gouging laws.

U.S. Federal and State Fraud and Abuse Laws

Federal Stark Law

We are subject to the federal self-referral prohibitions, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare patients to an entity providing “designated health services” if the physician or a member of such physician’s immediate family has a “financial relationship” with the entity, unless an exception applies. The penalties for violating the Stark Law include the denial of payment for services ordered in violation of the statute, mandatory refunds of any sums paid for such services, civil penalties, disgorgement and possible exclusion from future participation in the federally funded healthcare programs. A person who engages in a scheme to circumvent the Stark Law’s prohibitions may be subject to fines for each applicable arrangement or scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of the various statutes, including the Stark Law can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition and results of operations.

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is broadly worded and prohibits the knowing and willful offer, payment, solicitation or receipt of any form of remuneration in return for, or to induce, (i) the referral of a person covered by Medicare, Medicaid or other governmental programs, (ii) the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other governmental programs or (iii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other governmental programs. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the Anti-Kickback Statute can result in exclusion from Medicare, Medicaid or other governmental programs as well as civil and criminal penalties and fines. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations.

False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act. These investigations can be initiated not only by the government but also by a private party asserting direct knowledge of fraud. Penalties for False Claims Act violations include fines, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from the federally funded healthcare programs. In addition, some states have adopted similar fraud, whistleblower and false claims provisions.

State Fraud and Abuse Laws

Several states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Other Healthcare Laws

The federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which we collectively refer to as HIPAA, established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payors of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and recklessly executing a scheme or artifice to defraud any healthcare benefit program, including private payors. A violation of this statute is a felony and may result in fines, imprisonment or exclusion from government sponsored programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact by any trick, scheme or device or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. These provisions are intended to punish some of the same conduct in the submission of claims to private payors as the federal False Claims Act covers in connection with governmental health programs.

In addition, the Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to federally funded healthcare programs and employing or contracting with individuals or entities who are excluded from participation in federally funded healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of copayments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payers may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.

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

Research and Development.

During the last two fiscal years, Trxade.com, InventoryRx.com, Pharmabayonline, DelivMeds, RxGuru and Bonum Health have been developed as proprietary software. For the years ended December 31, 2020 and 2019, $662,726 and $647,140, respectively, was spent by the Company in technology activities, which were included in General and Administrative expenses. None of these expenses were borne directly by customers.

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

Employees

Currently, we have approximately 43 full-time employees. Our compensation programs are designed to align the compensation of our employees with performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentives earnings for both short-term and long-term performance such as health insurance, paid time off and flexibility schedules. To empower employees to unleash their potential, we provide onboarding training, development mentorship with C-suite executives, and one on one coaching. The Company believes that its rich culture of inclusion and diversity enables it to create, develop and fully leverage the strength of its workforce to exceed customer expectation and meet its growth objectives. The Company places a high value on diversity and inclusion.

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

During 2020 and continuing into 2021, there has been a widespread worldwide impact from the COVID-19 pandemic, and we have been, and may in the future be, adversely affected as a result. Numerous government regulations and public advisories, as well as shifting social behaviors, have temporarily limited or closed non-essential transportation, government functions, business activities, and person-to-person interactions, and the duration of such trends is difficult to predict. The outbreak of the COVID-19 coronavirus, the global response to such coronavirus, including travel restrictions and quarantines that governments are instituting, has adversely affected our operations, may continue to have an adverse effect on our operations, and/or may have a significant negative impact on our results of operations, the production of pharmaceuticals and our ability to timely obtain pharmaceuticals for resale. Currently, we are experiencing reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that are having a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines. Notwithstanding the above disruptions, our results of operations have not, to date, been materially adversely affected by the pandemic. However, if we continue to experience production difficulties, quality control problems or further shortages in supply of pharmaceuticals in the future, this could harm our business and results of operations, any of which could have a material adverse effect on our operations and the value of our securities. In addition, employee sicknesses and remote working environments, and the potential negative effect thereof on productivity and internal controls, related to the coronavirus and the federal, state and local responses to such virus, could materially impact our consolidated results for the year for 2021 and beyond. The COVID-19 outbreak could also restrict our access to capital such as credit facilities and lead to material nonrecurring charges, write-downs, impairments and expenses. The Company is actively and continually monitoring the pandemic’s effect on our businesses and endeavoring to adapt quickly in real time to meet the rapidly-changing demands of our Customers and Suppliers.

To mitigate the spread of COVID-19, we implemented travel restrictions and remote working arrangements for most of our employees in order to minimize physical contact, and we implemented additional sanitation and personal protection measures. The Company’s employees started working remotely around March 17, 2020, and as a result, productivity did not drop, if productivity drops it could impact revenues and profitability. The Company’s corporate office is closed through June 30, 2021, at the earliest, unless the current situation improves. These measures might not fully mitigate COVID-19 risks to our workforce and we could experience unusual levels of absenteeism that might impair operations and delay delivery of products. The COVID-19 pandemic affects product manufacturing, supply and transport availability and cost. The pandemic reduces demand for some products due to delays or cancellations of elective medical procedures, consumer self-isolation and business closures, among other reasons. The COVID-19 pandemic also influences shortages of some products, with product allocation resulting in delivery delays for customers. Additionally, as a result of the recent coronavirus outbreak, various states have adopted price gouging laws. Our failure to comply with such laws and regulations could subject us to claims, penalties, fines or lawsuits.

We have been impacted and may be further impacted by COVID-19 as follows:

●	As a result of COVID-19, various states have adopted price gouging laws. Our failure to comply with such laws and regulations could subject us to claims, penalties, fines or lawsuits;

●	Inventory price fluctuations as a result of supply and demand issues caused by COVID-19 have caused values of inventory to decrease, which has had a direct impact on gross profit and has resulted in a direct write-off of inventory value;

●	Payment Terms with customers may be altered or extended, which would have an impact on current ratios and cash flow; and

●	There was a material impairment with respect to goodwill and may affect right-of-use assets as the evaluation of the long-term impact to delivery of service or physical space assessments changes.

COVID-19 may cause further disruptions to our business, including, but not limited to:

●	causing one or more of our customers to file for bankruptcy protection or shut down, including as a result of broader economic disruption;

●	reducing health system or health plan subscription agreement fees generated, as well as visit fees, by customers or providers, as a result of funding constraints related to loss of revenue or employment;

●	negatively impacting collections of accounts receivable;

●	negatively impacting our ability to facilitate the provision of our telehealth services due to unpredictable demand;

●	negatively impacting our ability to forecast our business’s financial outlook;

●	creating regulatory uncertainty on our telehealth services, if certain restrictions on reimbursement or the practice of medicine across state lines are reintroduced at some point in the future; and

●	harming our business, results of operations and financial condition.

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

We were recently unprofitable, we have recently generated net losses, and we may incur losses in the future.

In 2017, we became profitable for the first time; in prior years, we were unprofitable and generated a net accumulated deficit of $8,120,113. Our current business model has been in constant and improved development since 2010 with results that culminated in net income for the years ended December 31, 2017 and 2018 of $288,983 and $9,038, respectively.

Revenues generated from our consolidated operations for the years ended December 31, 2020 and 2019 were $17,122,520 and $7,436,264, respectively.

We incurred a net loss of $2,536,051 for the year ended December 31, 2020, compared to a net loss of $284,428 for the year ended December 31, 2019. We may incur other losses in the foreseeable future due to the significant costs associated with our business development, including costs associated with maintaining compliance under SEC reporting standards. We cannot assure you that our operations will annually generate sufficient revenues to fund our continuing operations or to fully implement our business plan, and thereafter sustain profitability in any future period.

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

The three distributors listed above have a strong control over our industry, as they have contracts with approximately 24,000 independent, retail pharmacies that limit the participants’ ability to purchase pharmaceuticals outside of those primary distributors. Additional restrictive elements exist within the pharmaceutical channels of distribution. For example, a number of the inventory management systems, either developed by the distributors or third-party vendors, have been developed to require compliance to these restrictive purchasing agreements. Management anticipates that other existing and prospective competitors will adopt technologies or business plans similar to ours or seek other means to develop operations competitive with ours, particularly if our development of large-scale production progresses as scheduled.

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

There are inherent risks associated with our operations within the Pharmaceutical Distribution Market.

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

We are dependent upon the efforts of our current management. All of our officers and directors have duties and affiliations with other companies. Even though these companies are not competitors or involved in pharmaceutical distribution, involvement of our officers and directors in other businesses may still present a conflict of interest regarding decisions they make for Trxade or with respect to the amount of time available for Trxade. The loss of any of our officers or directors and, in particular, Mr. Prashant Patel, our President or Mr. Suren Ajjarapu, our Chief Executive Officer and Chairman of the Company, could have a materially adverse effect upon our business and future prospects.

The Company purchased, on behalf of and for the benefit of Mr. Suren Ajjarapu, a personal disability insurance policy providing for a $1,500,000 lump sum benefit, payable to Mr. Ajjarapu, in the event of Mr. Ajjarapu’s disability. The premiums on such policy will be paid by the Company for so long as Mr. Ajjarapu is employed by the Company.

The Company also obtained a $4,000,000 key-man life insurance policy on the life of Mr. Suren Ajjarapu, and a $1,500,000 lump sum disability insurance policy on Mr. Ajjarapu, providing for the Company as beneficiary of such policies.

While our management team has considerable information technology and entrepreneurial experience, none of our management was involved in pharmaceutical distribution prior to joining the Company and, as such, did not have any technical experience in pharmaceutical distribution prior to joining us. In the event of the loss of Mr. Ajjarapu’s services, we will seek to hire and retain a qualified professional. In the event of the loss of his services in connection with his death, upon obtaining funding from the key-man life insurance, management intends to hire qualified and experienced personnel. We may be unable to find a suitable or qualified replacement for Mr. Ajjarapu and as such our operations and/or prospects may suffer.

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

We are currently facing and may in the future face difficulties in sourcing products and inventory due to a variety of causes.

Due to the continued effects of the COVID-19 pandemic, the governmental responses to contain the spread of such virus, we have to date experienced issues with the availability of certain products, resulting in product allocation and delivery delays, which has not to date, had a material adverse effect on our results of operations. We might also experience difficulties and delays in sourcing products and inventory due to a variety of causes in the future, such as: difficulties in complying with the legal requirements for export or import of pharmaceuticals or components; suppliers’ failures to satisfy production demand; manufacturing or supply problems such as inadequate resources; real or perceived quality issues; and advanced deposits which are at risk of return if product is not delivered. Difficulties in product manufacturing or access to raw materials could result in supplier production shutdowns, product shortages and other supply disruptions. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

We have in the past, and may in the future, not be able to sell our inventory, at or above the price we acquired such inventory for, and have in the past, and may in the future, be forced to write-down inventory in the future.

Due to the supply and demand nature of our pharmaceutical business and the personal protective equipment (PPE) business, especially in connection with the rapidly changing regulations, recommendations and guidance surrounding COVID-19, the inventory of products we have acquired, or may acquire in the future, has been/may be, acquired at a cost higher than the price at which we may be able to resell such products. As a result, in the past we have, and in the future we may not be able to, make a profit on such sales and have in the past and may in the future, have to write-down a significant portion of our inventory. During the years ended December 31, 2020 and 2019, write-down to market value was $1,220,269 and $0, respectively.

We may not receive products or receive refunds for deposited amounts and may experience losses in connection with such deposits.

We might not receive products or the return of funds on deposits that have been provided. We have two deposits outstanding as of the date of this report in an aggregate amount of approximately $1,081,250. In the event we do not receive products for the deposited amounts or the return of our deposits (through litigation or otherwise), this will cause us financial harm and result in us taking a significant charge on our financial statements and taking a loss in the amount of such deposit amount. Additionally, in the future we may provide additional deposits for products which may be material, which deposits may not be refunded timely, if at all, and which products may not be delivered, or may be defective or unusable. Any significant losses of deposited funds could have a material adverse effect on our financial condition, results of operations and the value of our securities.

In July 2020, the Company’s wholly-owned subsidiary, Integra, entered into an agreement with Studebaker Defense Group, LLC (“Studebaker”) wherein Integra would pay Studebaker a down payment of $500,000 and Studebaker would deliver 180,000 boxes of nitrile gloves by August 14, 2020. Integra wired the $500,000 to Studebaker, but to date, Studebaker has not delivered the gloves or provided a refund of the deposit. In December 2020, we filed a complaint against Studebaker Defense Group, LLC in Florida state court, Case No. 20-CA-010118 in the Circuit Court for the Thirteenth Judicial Circuit in Hillsborough County for, among other things, breach of contract. Studebaker did not answer the complaint, nor did counsel for Studebaker file an appearance. Accordingly, in February 2021 the Company filed a default judgment; however, on March 22, 2021, counsel for Studebaker filed an appearance and the Company anticipates that Studebaker will file a motion to vacate the judgment. A hearing on our motion for a default judgement has been set for April 27, 2021. The Company anticipates that irrespective of the outcome of such hearing on April 27, 2021, the Company will prevail on the merits; and believes Studebaker has the ability to satisfy a judgment.

In August 2020, Company’s subsidiary, Integra, entered into an agreement with Sandwave Group Dsn Bhd, wherein Integra would pay Sandwave a down payment of $581,250 and Sandwave’s supplier, Crecom Burj Group SDN BHD (“Crecom”), would deliver 150,000 boxes of nitrile gloves within 45 days. Integra wired the $581,250 to Sandwave, which in turn wired the purchase price to Crecom, which Crecom accepted; however, to date, Crecom has not delivered the nitrile gloves. Integra demanded return of its $581,250 and Crecom has acknowledged that Integra is entitled to a refund, but to date Crecom has failed to return Integra’s money. In February 2021, Integra filed a complaint against Crecom in Malaysia: Case No. WA-22NCC-55-02/2021 in the High Court of Malaysia at Kuala Lumpur in the Federal Territory, Malaysia for the Malaysian equivalent of breach of contract. Crecom filed an appearance on March 1, 2021; and Crecom had 14 days to file an answer, which they did not do; however, Crecom has filed a request for extension which we are contesting. There is a hearing scheduled on April 20, 2021 to hear the matter and, in the meantime, we are preparing our Application for Summary Judgement. If a judgment is entered against Crecom, the process of executing the judgment, and ultimately collecting, can take three to six months. The Company believes that it will prevail in the lawsuit filed; and believes Crecom has the ability to satisfy a judgment, and the steps to enforce a judgment in Malaysia, if any, may be cumbersome, time consuming or costly.

Risks Relating to Our Information Systems; Technology and Intellectual Property

We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate.

Companies on the Internet and technology industries, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding or business methods. Any intellectual property claims against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Even if a license is available, we could be required to pay significant royalties, which could increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and be inferior. Any of these results could harm our operating results.

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

We rely on network and information systems and other technologies and a disruption, cyber-attack, failure or destruction of such networks, systems, or technologies may disrupt our business or result in liability.

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

Risks Associated with Bonum Health Telemedicine Services

The telehealth market is immature and volatile.

The telehealth market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our clients’ members or patients to use, and to increase the frequency and extent of their utilization of, our services, as well as on our ability to demonstrate the value of telehealth to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries. Negative publicity concerning our services or the telehealth market as a whole could limit market acceptance of our services. If our clients, or their members or patients, do not perceive the benefits of our services, or if our services are not competitive, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of telehealth could limit market acceptance of our healthcare services. If any of these events occurs, it could have a material adverse effect on our business, financial condition or results of operations.

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

Our ability to conduct telehealth services in a particular U.S. state is dependent upon the applicable laws governing remote healthcare and the practice of medicine and healthcare delivery in general in such location which are subject to changing political, regulatory and other influences. With respect to telehealth services, which we plan to offer through our “Bonum Health Hubs”, such services and our ability to offer such services are subject to rules established or interpreted by state medical boards and whether such boards consider such “Bonum Health Hubs” services to be the practice of medicine. The definition of practicing medicine is subject to change and open to evolving interpretations by medical boards and state attorneys’ generals, among others. Accordingly, we must monitor our compliance with laws in the jurisdictions in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Additionally, it is possible that the laws and rules governing the practice of medicine, including remote healthcare, in one or more jurisdictions may change in a manner which negatively effects our ability to operate. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

In our telehealth business, we will be dependent on our relationships with affiliated professions and our business would be adversely affected if those relationships were disrupted.

There is a risk that state authorities in some jurisdictions may find that contractual relationships with physicians providing telehealth violate laws prohibiting the corporate practice of medicine. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers. A material changes in our relationship with our healthcare providers, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services through our planned “Bonum Health Hub”, and could have a material adverse effect on our business, financial condition and results of operations.

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

Rapid technological change in the telehealth industry presents us with significant risks and challenges.

The telehealth market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our offerings with next-generation technologies and to develop or to acquire and market new services. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future software-based products and services becoming uncompetitive or obsolete.

The telehealth industry is competitive, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.

While the telehealth market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the telehealth industry from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include Doctor On Demand, MDLive and Teladoc. In addition, large, well-financed health systems have in some cases developed their own telehealth tools and may provide these solutions to their customers at discounted prices. The surge in interest in telehealth, and in particular the relaxation of HIPAA privacy and security requirements, has also attracted new competition from providers who utilize consumer-grade video conferencing platforms such as Zoom and Twilio. Competition from large software companies or other specialized solution providers, communication tools and other parties could result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our future market, sales, profitability and market share (if any). If we are unable to successfully compete in the telehealth market, our business, financial condition and results of operations could be materially adversely affected.

The emergence of new technologies may render our telehealth solution obsolete or require us to expend significant resources in order to remain competitive.

The U.S. healthcare industry is massive, with a number of large market participants with conflicting agendas, and it is subject to significant government regulation and is currently undergoing significant change. Changes in the telehealth industry, for example, such as the emergence of new technologies as more competitors enter our market, could result in our telehealth solution being less desirable or relevant. If healthcare benefits trends shift or entirely new technologies are developed that replace existing solutions, our existing or future products could be rendered obsolete and our business could be adversely affected. In addition, we may experience difficulties with industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new applications and enhancements.

If we fail to develop widespread brand awareness cost-effectively, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our products and attracting new clients. Our brand promotion activities may not generate client awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain clients necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad client adoption of our solution.

Risks Associated with Our Planned MedCheks Health Passport Platform

The health passport market may not achieve and sustain high levels of demand, consumer acceptance and market adoption.

The health passport market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success in this new market will depend to a substantial extent on the willingness of our customers to use, and to increase the frequency and extent of their utilization of, our services, as well as on our ability to demonstrate the value of health passports to employers, health plans, government agencies and other purchasers. Negative publicity concerning our services or the health passport market as a whole could limit market acceptance of our services. If our s, or their members or patients, do not perceive the benefits of our services, or if our services are not competitive, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of health passport could limit market acceptance of our services. Our health passport may not be adopted by customers due to among other things, their belief that smartphones lack appropriate security or their failure to understand blockchain. If customers fail to adopt our health passport, or health passports fail to become adopted in the marketplace, it could have a material adverse effect on our business, financial condition or results of operations. Separately, governments may come out with their own health passports or similar technology which makes our health passport obsolete.

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

Compliance, Reporting and Listing Risks

We incur significant costs to ensure compliance with U.S. and NASDAQ Capital Market reporting and corporate governance requirements.

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

We are subject to the operating and security standards of the Drug Enforcement Administration (the DEA), the U.S. Food and Drug Administration (the FDA), various state boards of pharmacy, state health departments, the U.S. Department of Health and Human Services (HHS), the Centers for Medicare & Medicaid Services (CMS), and other comparable agencies. We are also subject to certain state laws relating to price gouging. Although we have enhanced our procedures to ensure compliance, a regulatory agency or tribunal may conclude that our operations are not compliant with applicable laws and regulations. In addition, we may be unable to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay, future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could lead to litigation and have a material adverse impact on our results of operations.

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

In addition, the Food and Drug Administration Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification devices, 2D data matrix barcodes, and other similar technologies. On March 26, 2010, the FDA released the Serialized Numerical Identifier (the “SNI”) guidance for manufacturers who serialize pharmaceutical packaging. We expect to be able to accommodate these SNI regulations in our distribution operations. The DQSA and other pedigree tracking laws and regulations have increased the overall regulatory burden and costs associated with our pharmaceutical distribution business and have had a material adverse impact on our results of operations.

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

The ACA significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. While certain provisions of the ACA took effect immediately, others have delayed effective dates or require further rulemaking action or regulatory guidance by governmental agencies to implement or finalize (e.g., nondiscrimination in health programs and activities, or excise taxes on high-cost employer-sponsored health coverage). Further, there are continued uncertainties associated with efforts to add, change or repeal certain provisions of the ACA or other healthcare reforms, and we cannot predict their full effect on us at this time. While there is currently a substantial lack of clarity around the likelihood, timing and details of any such policies and reforms, such policies and reforms may have a material adverse impact on our results of operations.

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

A significant number of counties, municipalities and other plaintiffs, including a number of state attorney generals, have filed lawsuits against pharmaceutical manufacturers, pharmaceutical wholesale distributors, retail chains and others relating to the manufacturing, marketing or distribution of prescription opioid pain medications. The defense and resolution of future lawsuits and events relating to these lawsuits could have a material adverse effect on our results of operations, financial condition, cash flows or liquidity or have adverse reputational or operational effects on our business.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 9A. Controls and Procedures”, as of December 31, 2020, our CEO and CFO have determined that our disclosure controls and procedures were not effective. Additionally, our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As disclosed below under “Item 9A. Controls and Procedures”, based on reviews conducted by management, we have concluded that a material weakness exists in the Company’s internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

A significant amount of our revenues has historically been due to only a small number of customers, and if we were to lose any of those customers, our results of operations would be adversely affected.

During the years ended December 31, 2020 and 2019, sales to two customers represent greater than 10% of revenue at 25% and 15% in 2020 and 10.3% and 10.8% in 2019. As a result, in the event our customers do not pay us amounts owed, sales to such customers cease or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations.

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

There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our common stock may continue to be volatile.

The market price of our common stock will likely continue to be highly volatile. Some of the factors that may materially affect the market price of our common stock are beyond our control, such as conditions or trends in the industry in which we operate or sales of our common stock. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.

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

As of the date of this Report, we had 8,093,199 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock, which are due to be issued or granted, and which are contingently issuable:

● 82,751 shares of our common stock issuable upon the exercise of warrants with exercise prices ranging from $0.06 to $9.00 per share;

● 425,817 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $2.46 per share to $9.60 per share; and

● 20,000 shares of common stock issuable upon the exercise of options with an exercise price of $6.55 per share granted in February 2021.

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

Mr. Suren Ajjarapu, our CEO, and Mr. Prashant Patel, our President, beneficially own, in the aggregate, over 53% of our common stock. As a result, these stockholders, acting together, will be able to influence many matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and may affect the market price of our stock.

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

For the foreseeable future, our common stock is unlikely to be followed by a significant number of market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed, and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock are determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of us and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

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

General Risk Factors

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

Our growth depends in part on the success of our strategic relationships with third parties.

In order to grow our business, we anticipate that we will need to continue to depend on our relationships with third parties, including our technology providers. Identifying partners, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be effective in providing incentives to third parties to favor their products or services, or utilization of, our products and services. In addition, acquisitions of our partners by our competitors could result in a decrease in the number of our current and potential customers. If we are unsuccessful in establishing or maintaining our relationships with third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our results of operations may suffer. Even if we are successful, we cannot assure you that these relationships will result in increased customer use of our products or increased revenue.

Claims, litigation, government investigations, and other proceedings may adversely affect our business and results of operations.

As a company offering a wide range of products and services, we are regularly subject to actual and threatened claims, litigation, reviews, investigations, and other proceedings, including proceedings relating to goods and services offered by us and by third parties, and other matters. Any of these types of proceedings, including currently pending proceedings as discussed herein, may have an adverse effect on us because of legal costs, disruption of our operations, diversion of management resources, negative publicity, and other factors. The outcomes of these matters are inherently unpredictable and subject to significant uncertainties. Determining legal reserves and possible losses from such matters involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material effect on our business, consolidated financial position, results of operations, or cash flows. In addition, it is possible that a resolution of one or more such proceedings, including as a result of a settlement, could require us to make substantial future payments, prevent us from offering certain products or services, require us to change our business practices in a manner materially adverse to our business, requiring development of non-infringing or otherwise altered products or technologies, damaging our reputation, or otherwise having a material effect on our operations.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. We entered into a lease for our office space at 3840 Land O’ Lakes Blvd, Land O’Lakes, Florida 34639 for approximately $106,000 per year under a three-year lease agreement, beginning January 1, 2018. This lease was extended for a new one-year term beginning on February 1, 2021 under the same terms as the previous lease. Our office space occupies approximately 6,300 square feet. We entered into a lease for Integra Pharma Solutions, LLC at 6308 Benjamin Road, Tampa, Florida 33634 for approximately $43,000 per year under a five-year lease agreement, effective October 17, 2018, occupying approximately 6,300 square feet.

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

For a description of our material pending legal proceedings, please see “Note 8 - Other Receivables” and “Note 9 – Contingencies” to the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplemental Data”.

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

Common Stock and Preferred Stock Outstanding and Holders of Record

As of March 26, 2021, we had 8,093,199 shares of common stock outstanding, held by 49 stockholders of record, not including holders who hold their shares in street name, and no shares of Preferred Stock issued or outstanding.

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

Recent Sales of Unregistered Securities

The disclosures below include information on recent sales of unregistered securities during the three months ended December 31, 2020 and from the period from January 1, 2021 to the filing date of this report, and do not include information which has previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

In October 2020, warrants to purchase 22,528 shares of common stock were exercised at $0.06 per share by Nikul Panchal, a non-executive officer of the Company. The Company issued 22,528 shares of common stock upon such exercise, and $1,351 in proceeds were received in connection with such exercise.

To the extent such issuance described above is deemed “sold or offered” (and not issued under a no-sale theory), we claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient was (a) an “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

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

Forward-Looking Statements

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2020 and 2019.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Results of Operations

The following discussion of the Company’s historical performance and financial condition should be read together with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. See “Cautionary Statement Regarding Forward-Looking Information” above. These statements by their nature are subject to risks and uncertainties and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this report for the discussion of risk factors. For all periods presented, the consolidated statements of income and consolidated balance sheet data have been adjusted for the reclassification of discontinued operations information, unless otherwise noted. All references to years relate to the calendar year ended December 31 of the particular year.

Plan of Operations

We had working capital of $8,379,060 as of December 31, 2020. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue development of the IT used in the Company subsidiaries, which it is anticipated that current cash on hand is able to fund and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. For example, the state of Florida, where the Company’s principal business operations are, issued a ‘stay-at-home’ order effective on April 1, 2020, which remained in place, subject to certain exceptions, through June 2020, when the order was gradually lifted until September 2020, when the order was completely lifted. The U.S. in general and Florida specifically, has recently seen decreases in total new COVID-19 infections, however, it is unknown whether such decreases will continue, new strains of the virus will cause numbers to increase and/or whether the state of Florida, or other jurisdictions in which we operate, will issue new or expanded ‘stay-at-home’ orders, or how those orders, or others, may affect our operations.

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

Since the start of the pandemic, we have taken steps to prioritize the health and safety of our employees. The Company’s employees started working remotely around March 17, 2020, and our corporate office is currently planned to be closed through June 30, 2021, unless the current situation improves.

Currently we believe that we have sufficient cash on hand and will generate sufficient cash through operations to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the ongoing pandemic.

Although COVID-19 has had a major impact on businesses around the world, to date, the pandemic has not had a significant negative impact on our business. However, the future impact of COVID-19 on our business and operations is currently unknown. The pandemic is developing rapidly and the full extent to which COVID-19 will ultimately impact us depends on future unknowable developments, including the duration and spread of the virus, the efficacy, availability and willingness of individuals to take vaccines, as well as potential new seasonal outbreaks.

Sources of Revenue

We currently have three main revenue streams:

(1) Trxade, Inc., our wholly-owned subsidiary, provides an online web-based buying and selling platform for licensed pharmaceutical wholesalers (“Suppliers”) to sell products and services to licensed pharmacies (“Customers”). The Company charges Suppliers a transaction fee, a percentage of the purchase price of the prescription drugs and other products sold through its website service. The Company holds no inventory and assumes no responsibility for the shipment or delivery of any products or services from our website. The Company considers itself an agent for this revenue stream and as such, reports revenue as net.

(2) Integra Pharma Solutions, LLC, our wholly-owned subsidiary, is a licensed wholesaler of brand, generic and non-drug products to Customers. The Company takes orders for products, creates invoices for each order and recognizes revenue at the time the Customer receives the product. Customer returns, to date, have not been material.

(3) Community Specialty Pharmacy, LLC, our wholly-owned subsidiary, is a licensed retail pharmacy. The Company fills prescriptions for drugs written by a doctor and recognizes revenue at the time the patient confirms delivery of the prescription. Customer returns, to date, have not been material.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

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

	Fiscal Year Ended			Percentage
	December 31, 2020	December 31, 2019	Change	Change
Revenues	$17,122,520	$7,436,264	9,686,256	130.3%
Cost of Sales	11,415,198	2,565,500	8,849,698	345.0%

Gross Profit	5,707,322	4,870,764	836,558	17.2%
Operating Expenses:
Loss on write off of software	-	368,520	(368,520)	(100.0%)
Technology	662,726	647,140	15,586	2.4%
Loss on Impairment of Goodwill	725,973	-	725,973	0.0%
General and Administrative	4,962,237	3,448,052	1,514,185	43.9%
Warrants and Options Expense	1,863,048	281,828	1,581,220	561.1%
Total Operating Expense	8,213,984	4,745,540	3,468,444	73.1%

Other Income	-	72,075	(72,075)	(100.0%)
Investment Loss	-	(250,000)	250,000	100.0%
Loss on Extinguishment of Debt	-	(178,500)	178,500	100.0%
Interest Expense	(29,389)	(53,227)	23,838	44.8%

Loss	$(2,536,051)	$(284,428)	(2,251,623)	(791.6%)

Continuing Operations

Our revenues during the years ended December 31, 2020 and 2019 were from the Trxade platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues increased by $9,686,256 for the 2020 year, compared to the prior year’s period. In Trxade, Inc., revenue increased by $1,019,006, which is attributable to our sales department continuing to add customers throughout 2019 and into 2020, through direct marketing and customer training and the availability of items from suppliers. Integra Pharma Solutions increased revenue to $9,877,067 for the year ended December 31, 2020, compared to $1,020,438 in the same period of 2019. The increase was mainly a result of sourcing items – N95 masks, sanitizers and gloves – i.e., PPE items that were needed in large quantities. The Trxade Platform revenue increased 23% to $5,546,746, compared to $4,527,740, for the years ended December 31, 2020 and 2019, respectively. The increase in revenue was a result of more product transactions through the platform and an increase of average monthly unique users.

Cost of Sales and gross profit were $11,415,198 and $5,707,322, for the year ended December 31, 2020 and $2,565,500 and $4,870,764, for the year ended December 31, 2019. As sales for PPE increased in 2020, the cost of sales increased.

Gross profit as a percentage of sales was 33% for the year ended December 31, 2020, compared to 66% for the year ended December 31, 2019. The reason for the decrease in gross profit as a percentage of sales was a result of the orders of PPE related product during the year ended December 31, 2020, which include a relatively high cost of sales. In 2019, a larger percentage of our revenue was from the Trxade Platform, which carries no cost of sales. PPE sales increased due to the COVID-19 pandemic.

We had $368,520 of loss on write off of software for the year ended December 31, 2019 in connection with our Bonum Health asset acquisition, as the software did not have the needed capabilities.

Direct Technology expenditures increased to $662,726 for 2020, compared to $647,140 for 2019, as the Company continued to develop apps for customers.

We had $725,973 of loss on impairment of goodwill for the year ended December 31, 2020, in connection with Community Specialty Pharmacy, LLC, compared to no loss on impairment of goodwill in the prior period.

General and administrative expenses (less stock-based compensation expense and technology) increased for the year ended December 31, 2020 to $4,962,237, compared to $3,448,052 for the comparable period in 2019. The increase was mainly due to increases in employee compensation, legal expenses, filing fees and marketing expenses as a result of expanding and developing the newer business units.

Total stock-based compensation expense increased by 561.1% for the year ended December 31, 2020, compared to the prior year’s period due to the value of warrants granted to consultants, 2019 bonus shares issued to executives, shares issued to directors, 2020 bonus accruals and employee option grants, as described in greater detail under “Item 8. Financial Statements and Supplemental Data”– “Note 4 – Stockholders’ Equity” .

We had no other income for the year ended December 31, 2020, compared to other income of $72,075 for the year ended December 31, 2019, which was from the recovery of disputed charges and local economic incentives.

We had $250,000 of investment loss for the year ended December 31, 2019 in connection with the SyncHealth, LLC joint venture, which was terminated effective as of January 31, 2020.

We had $178,500 of loss on extinguishment of debt for the year ended December 31, 2019, in connection with the October 2019 conversion of $175,000 of convertible debt and notes payable, which was not represented in the year ended December 31, 2020.

We had interest expense of $29,389 for the year ended December 31, 2020, compared to interest expense of $53,227 for the year ended December 31, 2019, which decreased due to decreases in the amount of outstanding debt the Company had from $300,000 to $225,000 at the years ended December 31, 2019 and 2020, respectively.

Net loss increased by $2,251,623, to a net loss of $2,536,051 for the year ended December 31, 2020, compared to net loss of $284,428 for the year ended December 31, 2019, mainly due to the increase in general and administrative expenses associated with the value of the 2019 bonus stock award grants issued to management, as described in greater detail under “Item 8. Financial Statements and Supplemental Data”– “Note 4 – Stockholders’ Equity”, offset partially by the increase in gross profit.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $5,919,578 at December 31, 2020. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	December 31, 2020	December 31, 2019
Cash	$5,919,578	$2,871,694
Current assets (excluding cash)	3,301,720	931,263
Current liabilities (excluding short term debt)	617,238	520,816
Short term debt*	225,000	-
Working Capital	8,379,060	3,282,141

* Short term notes payable – related parties.

Our principal sources of liquidity during the years ended December 31, 2020 and 2019 have been cash provided by operations, equity capital and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses and acquisitions. We anticipate these uses will continue to be our principal uses of cash in the future.

The increase in cash and cash equivalents from 2019 was primarily due to equity capital raised in connection with the underwritten offering discussed below. The increase in our current assets was primarily due to higher cash. Cash and other current assets increased by $3,047,885 and $2,370,457, respectively.

The increase in current assets (excluding cash) by $2,370,457 from 2019 was primarily due to increases in inventory purchases of PPE items and inventory deposits.

The increase in current liabilities from 2019 is primarily due to an increase in accrued liabilities from franchise tax and professional fees. Current liabilities increased by $96,422.

On February 18, 2020, we sold 806,452 shares of common stock in a firm commitment underwritten offering and on February 21, 2020, we sold an additional 115,767 shares of common stock in the offering in connection with the exercise of an overallotment option. The shares were sold at a public offering price of $6.50 per share. The Company paid the underwriters a cash fee equal to 8% of the aggregate gross proceeds received by the Company in connection with the offering and reimbursed certain expenses. The Company received net proceeds of approximately $5.3 million from the offering. The Company used the net proceeds from the offering for working capital and general corporate purposes with approximately $3.4 million remaining in cash.

We had $225,000 of amounts owed to related parties as of December 31, 2020, which represented amounts owed to Nikul Panchal, a non-executive officer of the Company, accruing simple interest at the rate of 10% per annum, payable annually, and having a maturity date in October 15, 2021.

Liquidity Outlook cash explanation.

Cash Requirements

Our primary objectives for 2021 are to continue the development of the Trxade Platform, DelivMeds and Bonum Health and increase our client base and operational revenue. As a result of our cash generated through operations and the cash raised in the 2020 offering discussed above, we believe we have sufficient cash to support our operations for the foreseeable future. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses for 2021	Amount
General and administrative (1)	$8,000,000
Total	$8,000,000

(1)	Includes wages and payroll, legal and accounting, marketing, rent and web development.

Since inception, we have funded our operations primarily through debt and equity capital raises and operational revenue. In 2019, common stock was sold for approximately $2,455,000. In 2020, common stock was sold for net proceeds of $5,262,068.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019	Change	Percent Change
Net Loss	$(2,536,051)	$(284,428)	$(2,251,623)	(792)%
Net Cash Provided by (used in):
Operating Activities	(2,214,786)	141,775	(2,356,561)	(1,662)%
Investing Activities	(37,505)	(332,252)	294,747	89%
Financing Activities	5,300,175	2,192,614	3,107,561	142%
Net increase (decrease) in cash	$3,047,884	$2,002,137	$1,045,747	$52%

Cash used by operations for the fiscal year ended December 31, 2020 was $2,214,786. This compared to $141,775 of cash provided by operating activities for the fiscal year ended 2019. The increase was primarily due to inventory purchases of PPE items and inventory deposits, and the inventory write-down of $1,218,020.

Investing activities used cash of $37,505 and $332,252 for the years ended December 31, 2020 and 2019, respectively. In 2019, the amount included cash used to purchase fixed assets associated with Bonum Health, LLC hub kiosks, totalling $164,981 ($82,252 in cash and $82,729 in accounts payable), and the investment in connection with the joint venture with SyncHealth, LLC, totalling $250,000, which was fully written off during the year ended December 31, 2019.

Cash provided by financing activities for 2019 included the repayment of short-term debt of $262,552 and $2,455,000 in common stock proceeds from the sale of stock. Cash provided by financing activities for 2020, included the sale of common stock in the February 2020 underwritten offering which generated $5,994,424 of proceeds and $5,300,175 in cash to the Company after expenses, as described in greater detail above, and the exercise of warrants and options which generated cash of $38,107.

Contractual Obligations and Commitments.

In addition to our long-term debt obligations to our various lenders, we have certain other contractual working capital obligations, including contractual purchase obligations related to various supply contracts.

The following table summarizes our contractual obligations as of December 31, 2020:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Short and Long-term debt obligations	$225,000	225,000	-	-	-
Operating lease obligations	541,513	165,505	161,563	53,652	160,793
Total Contractual obligations	$766,513	390,505	161,563	53,652	160,793

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2020.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses for each period. The following represents a summary of our critical accounting policies, defined as those policies that we believe are the most important to the portrayal of our financial condition and results of operations and that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Revenue Recognition

In general, the Company accounts for revenue recognition in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 606, “Revenue from Contracts with Customers.”

The Company, through its wholly-owned subsidiary, Trxade, Inc., provides an online website service, a buying and selling marketplace for licensed Pharmaceutical Wholesalers to sell products and services to licensed Pharmacies. The Company charges Suppliers a transaction fee, a percentage of the purchase price of the Prescription Drugs and other products sold through its website service. The fulfillment of confirmed orders, including delivery and shipment of Prescription Drugs and other products, is the responsibility of the Supplier and not of the Company. The Company holds no inventory and assumes no responsibility for the shipment or delivery of any products or services from our website. The Company considers itself an agent for this revenue stream and as such, reports revenue as net. Step One: Identify the contract with the customer – the Company’s Terms and Use Agreement is acknowledged between the Wholesaler and the Company which outlines the terms and conditions. The collection is probable based on the credit evaluation of the Wholesaler. Step Two: Identify the performance obligations in the contract – The Company provides to the Supplier access to the online website, uploading of catalogs of products and Dashboard access to review status of inventory posted and processed orders. The Agreement requires the supplier to provide a catalog of pharmaceuticals for posting on the platform, deliver the pharmaceuticals and upon shipment remit the stated platform fee. Step Three: Determine the transaction price – The Fee Agreement outlines the fee based on the type of product, generic, brand or non-drug. There are no discounts for volume of transactions or early payment of invoices. Step Four: Allocate the transaction price – The Fee Agreement outlines the fee. There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – Revenue is recognized the day the order has been processed by the Supplier.

Integra Pharma Solutions, LLC, the Company’s wholly-owned subsidiary, is a licensed wholesaler and sells to licensed pharmacies brand, generic and non-drug products. The Company takes orders for product and creates invoices for each order and recognizes revenue at the time the Customer receives the product. Customer returns are not material. Step One: Identify the contract with the customer – The Company requires that an application and a credit card for payment is completed by the Customer prior to the first order. Each transaction is evidenced by an order form sent by the customer and an invoice for the product is sent by the Company. The collection is probable based on the application and credit card information provided prior to the first order. Step Two: Identify the performance obligations in the contract – Each order is distinct and evidenced by the shipping order and invoice. Step Three: Determine the transaction price – The consideration is variable if product is returned. The variability is determined based on the return policy of the product manufacturer. There are no sales or volume discounts. The transaction price is determined at the time of the order evidenced by the invoice. Step Four: Allocate the transaction price – There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation - The Revenue is recognized when the Customer receives the product.

Community Specialty Pharmacy, LLC, the Company’s wholly-owned subsidiary, is in the retail pharmacy business. The Company fills prescriptions for drugs written by a doctor and recognizes revenue at the time the patient confirms delivery of the prescription. Customer returns are not material. Step One: Identify the contract with the customer – The prescription is written by a doctor for a Customer and delivered to the Company. The prescription identifies the performance obligations in the contract. The Company fills the prescription and delivers to the Customer the prescription, fulfilling the contract. The collection is probable because there is confirmation that the customer has insurance for the reimbursement to the Company prior to filling of the prescription. Step Two: Identify the performance obligations in the contract – Each prescription is distinct to the Customer. Step Three: Determine the transaction price – The consideration is not variable. The transaction price is determined to be the price of prescription at the time of delivery which considers the expected reimbursements from third party payors (e.g., pharmacy benefit managers, insurance companies and government agencies). Step Four: Allocate the transaction price – The price of the prescription invoiced represents the expected amount of reimbursement from third party payors. There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – Revenue is recognized upon the delivery of the prescription.

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

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Trxade Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Trxade Group, Inc. and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Houston, Texas

March 29, 2021

Trxade Group, Inc.

Consolidated Balance Sheets

December 31, 2020 and 2019

	December 31, 2020	December 31, 2019
Assets
Current Assets
Cash	$5,919,578	$2,871,694
Accounts Receivable, net	805,043	792,050
Inventory	1,257,754	56,761
Prepaid Assets	151,248	82,452
Other Receivables	1,087,675	-
Total Current Assets	9,221,298	3,802,957

Property Plant and Equipment, Net	162,397	174,987

Other Assets
Deposits	21,636	21,636
Deferred offering costs	-	88,231
Right of use leased assets	387,371	757,710
Goodwill	-	725,973

Total Assets	$9,792,702	$5,571,494

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$256,829	$334,614
Accrued Liabilities	219,256	98,852
Current Portion - Operating Lease Liabilities	131,153	87,350
Customer Deposits	10,000	-
Notes Payable – Related Party	225,000	-
Total Current Liabilities	842,238	520,816

Long Term Liabilities
Notes Payable – Related Party	-	225,000
Operating Lease Liabilities, net of current portion	271,306	685,461
Total Liabilities	1,113,544	1,431,277

Stockholders’ Equity
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 8,093,199 and 6,539,415 shares issued and outstanding as of December 31, 2020 and 2019, respectively	81	65
Additional Paid-in Capital	19,610,631	12,535,655
Retained Deficit	(10,931,554)	(8,395,503)
Total Stockholders’ Equity	8,679,158	4,140,217

Total Liabilities and Stockholders’ Equity	$9,792,702	$5,571,494

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2020 and 2019

	2020	2019
Revenues, net	$17,122,520	$7,436,264
Cost of Sales	11,415,198	2,565,500
Gross Profit	5,707,322	4,870,764

Operating Expenses
Loss on write-off of software asset	-	368,520
Loss on Impairment of Goodwill	725,973	-
General and Administrative	7,488,011	4,377,020
Total Operating Expenses	8,213,984	4,745,540

Operating Income (Loss)	(2,506,662)	125,224

Other Income	-	72,075
Investment Loss	-	(250,000)
Loss on Extinguishment of Debt	-	(178,500)
Interest Expense	(29,389)	(53,227)
Net Loss	$(2,536,051)	$(284,428)

Net Loss per Common Share – Basic and Diluted	$(0.33)	$(0.05)

Weighted average Common Shares Outstanding – Basic and Diluted	7,705,620	5,929,092

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2020 and 2019

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	-	$-	5,547,638	$55	$8,955,688	$(8,111,075)	$844,668
Common Stock issued for cash	-	-	818,333	8	2,454,993	-	2,455,001
Common Stock Issued for Convertible Note Conversion	-	-	70,666	2	211,981	-	211,983
Common Stock Issued for Settlement of Notes Payable	-	-	58,333	-	353,500	-	353,500
Common Stock Issued for Asset Acquisition	-	-	41,667	-	277,500	-	277,500
Warrants Exercised for Cash	-	-	2,778	-	165	-	165
Warrants Expense	-	-	-	-	105,452	-	105,452
Options Expense	-	-	-	-	176,376	-	176,376
Net Loss	-	-	-	-	-	(284,428)	(284,428)
Balance at December 31, 2019	-	$-	6,539,415	$65	$12,535,655	$(8,395,503)	$4,140,217
Common Stock Issued from Offering	-	-	922,219	10	5,994,414	-	5,994,424
Fractional Common Stock Issued due to reverse split	-	-	40	-	-	-	-
Stock Issuance Costs	-	-	-	-	(820,587)	-	(820,587)
Common Stock Issued for Services	-	-	217,965	2	1,357,757	-	1,357,759
Options Exercised for Cash	-	-	167	-	501	-	501
Warrants Exercised for Cash	-	-	413,393	4	37,602	-	37,606
Warrants Expense	-	-	-	-	56,885	-	56,885
Options Expense	-	-	-	-	448,404	-	448,404
Net Loss	-	-	-	-	-	(2,536,051)	(2,536,051)
Balance at December 31, 2020	-	-	8,093,199	81	19,610,631	(10,931,554)	8,679,158

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

Years ended December 31, 2020 and 2019

	2020	2019
Operating Activities:
Net loss	$(2,536,051)	$(284,428)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation Expense	5,500	5,000
Options Expense	448,404	176,376
Warrant Expense	56,885	105,452
Common Stock Issued for Services	1,357,759	-
Bad Debt Expense	10,539	11,500
Loss on extinguishment of debt	-	178,500
Investment Loss	-	250,000
Loss on write off of software asset	-	277,500
Loss on Impairment of Goodwill	725,973	-
Loss on write-down of Inventory	1,218,020	-
Amortization of Right-of-Use Asset	97,020	89,731
Changes in operating assets and liabilities:
Accounts Receivable	(23,532)	(369,923)
Prepaid Assets and Other Current Assets	(68,796)	475
Other Assets	-	(89,336)
Inventory	(2,419,013)	23,205
Other Receivables	(1,087,675)	-
Lease Liability	(97,033)	(74,630)
Accounts Payable	(33,190)	(148,659)
Accrued Liabilities and Other Liabilities	120,404	(8,988)
Customer Deposits	10,000	-
Net Cash provided by (used in) operating activities	(2,214,786)	141,775

Investing Activities:
Purchase of Fixed Assets	(37,505)	(82,252)
Purchase of Equity Method Investment	-	(250,000)
Net Cash Used in Investing Activities	(37,505)	(332,252)

Financing Activities:
Repayments of Short-Term Convertible Debt – Related Parties	-	(262,552)
Payment of Stock Issuance Costs	(732,356)	-
Proceeds from Exercise of Warrants	37,606	166
Proceeds from Exercise of Stock Options	501	-
Proceeds from Issuance of Common Stock	5,994,424	2,455,000
Net Cash provided by financing activities	5,300,175	2,192,614

Net increase in Cash	3,047,884	2,002,137
Cash at Beginning of the Year	2,871,694	869,557
Cash at End of the Year	$5,919,578	$2,871,694

Supplemental Cash Flow Information
Cash Paid for Interest	$29,442	$98,461
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Recognition of ROU assets and operating lease obligations	$-	$847,441
Purchase of Fixed Assets recorded in Accounts Payable	$-	$82,729
Common Stock Issued for Conversion of Note and Accrued Interest	$-	$386,983
Remeasurement of ROU Assets and Lease Liability for Nonrenewal of Lease	$273,319	$-

The accompanying notes are an integral part of the consolidated financial statements.

Trxade Group, Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2020 and 2019

NOTE 1 – ORGANIZATION

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

Alliance Pharma Solutions, LLC has developed a same day Pharma delivery software – Delivmeds.com and invested in SyncHealth MSO, LLC a managed services organization in January 2019. (See Note 12 – Equity Method Investment).

Bonum Health, LLC was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in November 2019 and was expected to be operational in April 2020; however, due to the COVID-19 pandemic, at present the Company does not anticipate installations moving forward until later in 2021 at the earliest. The hub is a Health Insurance Portability and Accountability Act (HIPPA)-compliant booth planned to be installed at select independent pharmacies, with technology that connects patients to board-certified medical care through the Bonum Health mobile app and website portal. The Bonum Health mobile application is also available on a subscription basis, primarily as a stand-alone telehealth software application that can be licensed on a business-to-business (B2B) model to clients as an employment health benefit for the clients’ employees. In August 2020, Bonum Health, LLC launched a business-to-business (B2B) platform called Bonum+, which bundles telehealth, a COVID-19 risk assessment tool and a personal protective equipment (PPE) purchasing tool, through a secure mobile dashboard for corporate clients.

MedCheks, LLC was formed in January 2021 and is a patient-centered, digital, precision healthcare platform that lets patients consolidate and control their health data via a digital Health Passport. The digital Health Passport allows users to share their health profile, tests and vaccinations simply and safely. Secured in a blockchain, the Health Passport includes health and vaccination status verification via a QR code (a two-dimensional machine-readable optical label), which is available for travel, entry into stadiums, concert venues, events, offices, industrial plants, warehouses, and other physical access points. MedCheks Health Passport stores all of a user’s health records securely in one place.

On October 9, 2019, the Company’s Board of Directors, and on October 15, 2019, stockholders holding a majority of the Company’s outstanding voting shares, approved resolutions authorizing a reverse stock split of the outstanding shares of the Company’s common stock in the range from one-for-two (1-for-2) to one-for-ten (1-for-10) and provided authority to the Company’s Board of Directors to select the ratio of the reverse stock split in their discretion (the “Stockholder Authority”). On February 12, 2020, the Board of Directors of the Company approved a stock split ratio of 1-for-6 (“Reverse Stock Split”) in connection with the Stockholder Authority and the Company filed a Certificate of Amendment with the Secretary of Delaware to affect the Reverse Stock Split.

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

Liquidity – Historically, operations have been funded primarily through the sale of equity or debt securities and operating activities. In 2020, the Company raised approximately $5.99 million in capital (See Note 4 – Stockholders’ Equity). The Company has the ability to maintain the current level of spending or reduce expenditures to maintain operations if funding is not available.

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

Principle of Consolidation – The Company’s consolidated financial statements include the accounts of Trxade Group, Inc., Trxade, Inc., Integra Pharma Solutions, Inc., Alliance Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, Bonum Health, LLC and MedCheks, LLC. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents – Cash in bank accounts are at risk to the extent that they exceed U.S. Federal Deposit Insurance Corporation insured amounts. All investments purchased with a maturity of three months or less are cash equivalents. Cash and cash equivalents are available on demand and are generally within FDIC insurance limits for 2020.

Accounts Receivable – The Company’s receivables are from customers and are collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2020 and 2019, $10,539 and $11,500 of bad debt expense, respectively and $0 of recovery of bad debt, was recognized.

Inventory – Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first in first out basis. These are merchandise inventories at Community Specialty Pharmacy, LLC and Integra Pharma Solutions, LLC. On a quarterly basis, we evaluate inventory for net realizable value using estimates based on historical experience, current or projected pricing trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies. If actual conditions are less favorable than our assumptions, additional inventory write-downs may be required, and no reserve is maintained as obsolete or expired inventories are written off. We believe that the inventory valuation provides a reasonable approximation of the current value of inventory. There is no reserve for inventory obsolescence and inventory is not pledged during the periods presented. During the years ended December 31, 2020 and 2019, included in cost of sales were write-downs to reduce inventory to net realizable value of $1,218,020 and $0, respectively.

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

Goodwill – The Company accounts for goodwill and intangible assets in accordance with ASC 350 “Intangibles Goodwill and Other”. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset is more likely than not has decreased below its carrying value. The Company performed impairment analysis using the quantitative analysis under ASC 350-20 and because of declining revenues and operating losses an impairment of goodwill was recognized as of December 31, 2020 was $725,973.

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

Income Taxes – The Company accounts for income taxes utilizing ASC 740, “Income Taxes” (SFAS No. 109). ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. The Company currently has substantial net operating loss carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Tax years from 2017 forward are open to examination by the Internal Revenue Service.

Equity Investments – If the investments are less than 50% owned and more than 20% owned, the entities use the equity method of accounting in accordance with ASC 323-10 Investments – Equity Method and Joint Ventures.

The share of income (loss) of such entities is recorded as a single amount as share in equity income (loss) of investments. Dividends, if any, are recorded as a reduction of the investment.

The Company’s equity investment was fully impaired at December 31, 2019.

The Company had no equity investment for the year ended December 31, 2020.

Income (loss) Per Share – Basic net income (loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The treasury stock method and as if converted methods are used to determine the dilutive shares for the Company’s options and warrants and convertible notes, respectively. In periods when losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The following table sets forth the computation of basic and diluted income per common share for the years ended December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Numerator:
Net Income (Loss)	$(2,536,051)	$(284,428)

Numerator for basic and diluted income available to common shareholders	$(2,536,051)	$(284,428)

Denominator:
Denominator for basic and diluted income per common share – Weighted average common shares outstanding	7,705,620	5,929,092
Basic and Diluted income (loss) per common share	$(0.33)	$(0.05)

Concentration of Credit Risks and Major Customers - Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp limits. The amount of cash not insured by the FDIC as of December 31, 2020 is $5,013,888. During the years ended December 31, 2020 and 2019, sales to two customers represent greater than 10% of revenue at 25% and 15% in 2020 and 10.3% and 10.8% in 2019, respectively.

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

Recently Issued Accounting Pronouncements Not Yet Adopted - In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, and a modified retrospective approach is required, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November of 2019, the FASB issued ASU 2019-10, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022 for smaller reporting companies.

The Company does not expect the adoption of this new accounting guidance to have a material impact on its financial position, results of operations, or cash flows.

NOTE 3 – SHORT-TERM DEBT AND RELATED PARTIES DEBT

Convertible Promissory Notes

In February 2019, convertible promissory notes issued in 2015 for $181,500 were amended to have a conversion price of $3.00 per share, and the principal and accrued interest totalling $211,983, were then converted into 70,666 common shares.

As of December 31, 2020 and 2019, short-term convertible notes payable has a balance of $0 and $0, respectively, net of $0 unamortized debt discount.

Related Party Convertible Promissory Notes

In August 2019, a $40,000 convertible promissory note due to Mr. Shilpa Patel, a relative of Mr. Prashant Patel, the Company’s President and director, was paid in full.

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

As of December 31, 2020 and 2019, the short-term related party convertible notes had a principal balance of $0 and $0, respectively, net of an unamortized debt discount of $0.

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

At December 31, 2020 and 2019, total related party debt was $225,000 and $225,000, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

2019

In February 2019, convertible promissory notes issued in 2015 in the amount of $181,500, were amended to include a conversion price of $3.00 per share, and the principal and accrued interest totalling $211,983 was then converted into 70,666 common shares.

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

On September 1, 2019, the Company granted Flacane Advisors, Inc., a company controlled by Gary Augusta, a former member of the Board of Directors of the Company, warrants to purchase 50,000 shares of the Company’s common stock at an exercise price of $0.06 per share. Based on the agreement, warrants to purchase 25,000 shares vest on April 1, 2020 and warrants to purchase 25,000 shares vest on April 1, 2021. The warrants have a term of 5 years. Warrants to purchase 25,000 shares were exercised in May 2020. The remaining 25,000 warrants were automatically revoked when Flacane Advisors, Inc.’s services were terminated.

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

On October 23, 2019 (the “Closing Date”), Bonum Health, LLC, a Delaware limited liability company, and a wholly-owned subsidiary of the Company entered into an Asset Purchase Agreement with Bonum Health, LLC, a Florida limited liability company (“Seller”) and Hardikkumar Patel, the sole member of the Seller (the “Member”). Pursuant to the Asset Purchase Agreement, the Company acquired from the Seller, certain specified assets and certain specified contracts associated with the assets of Seller’s operation as a telehealth service provider (the Tele Meds Platform) (the “Assets”). Included with the acquisition of the Assets, were contracts (relating to the Assets), intellectual property for the E-Hub Software and Technology and personal computers. The Company agreed to provide the Seller consideration equal to 41,667 shares of restricted common stock of the Company at the closing with a fair value of $277,500. See Note 13– Asset Acquisition.

2020

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

The Company received proceeds of approximately $5.99 million from the Offering. The Company paid the underwriters a cash fee equal to 8% of the aggregate gross proceeds received by the Company in connection with the Offering and reimbursed certain expenses. The total costs of the Offering were $820,587, including $88,213 paid in the prior year, which was included in deferred offering cost as of December 31, 2019. The net proceeds of the Offering were approximately $5.17 million.

In February 2020, warrants to purchase 22,529 shares of common stock were exercised at $0.06 per share by Nikul Panchal, a non-executive officer of the Company and note holder. The Company issued 22,529 shares of common stock upon such exercise, and $1,352 in proceeds were received in connection with such exercise.

In March 2020, options to purchase 167 shares of common stock were exercised at $3.00 per share; the Company issued 167 shares of common stock upon such exercise and received $501 in proceeds.

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

In September 2020, warrants to purchase 5,000 shares of common stock were exercised at $0.06 per share; the Company issued 5,000 shares of common stock upon such exercise and $300 in proceeds was received by the Company. These warrants were granted in September 2020 in connection with the financial consulting agreement dated in September 2019 where the Company agreed to pay the consultant $15,000 over nine months and the above mentioned warrants.

In October 2020, warrants to purchase 22,528 shares of common stock were exercised at $0.06 per share by Nikul Panchal, a non-executive officer of the Company and note holder. The Company issued 22,528 shares of common stock upon such exercise, and $1,351 in proceeds were received in connection with such exercise.

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

2020 Equity Compensation Awards

On April 14, 2020, the Compensation Committee approved the grant of (a) 5,000 shares of restricted common stock to the Company’s legal counsel; and (b) 12,500 shares of restricted common stock to Howard A. Doss, the Company’s Chief Financial Officer, which shares vest at the rate of 1/4th of such shares on July 1 and October 1, 2020 and January 1 and April 1, 2021. The shares have a fair value of $107,100 and the Company recognized stock-based compensation expense of $80,325 for the year ended December 31, 2020.

Independent Director Compensation Plan

On April 14, 2020, the three independent members of the Board of Directors (Mr. Donald G. Fell, Dr. Pamela Tenaerts, and Mr. Michael L. Peterson), were each awarded 8,987 shares of restricted stock, which vest at the rate of 1/4th of such shares on July 1 and October 1, 2020 and January 1 and April 1, 2021. The shares have a fair value of $165,001 and the Company recognized stock-based compensation expense of $123,751 for the year ended December 31, 2020.

Employment Agreement with Suren Ajjarapu, Chief Executive Officer

In connection with our employment agreement with Mr. Suren Ajjarapu, our Chief Executive Officer, which was effective on April 14, 2020, we granted 49,020 restricted shares of common stock which vest upon the Company reaching certain performance metrics established by the Compensation Committee on the same date and further amended on May 5, 2020. The fair value of the shares at the grant date was determined to be $300,000. The modification of the performance conditions resulted in an incremental value to the shares of $72,062. The Compensation Committee subsequently determined that the performance conditions were met and the 49,020 bonus shares vested in full on December 31, 2020. The compensation expense of $391,841 was recognized for the year ended December 31, 2020.

NOTE 5 - WARRANTS

In 2019, warrants to purchase 2,778 shares of common stock were exercised for cash, 50,000 were granted and 2,778 were forfeited. See Note 4 – Stockholders’ Equity.

In 2020, warrants to purchase 413,393 shares of common stock were exercised for cash, 5,000 were granted and 33,336 were forfeited. See Note 4 – Stockholders’ Equity.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant. The following table summarizes the assumptions used to estimate the fair value of the warrants granted during the years ended December 31, 2020 and 2019.

	2020	2019
Expected dividend yield	0%	0%
Weighted-average expected volatility	217%	217%
Weighted-average risk-free interest rate	2.75%	2.75%
Expected life of warrants	5 years	5 years

The Company’s outstanding and exercisable warrants as of December 31, 2020 and 2019 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of December 31, 2018	480,036	$0.46	3.56	$782,393
Warrants granted	50,000	$0.06	5.01	-
Warrants forfeited	(2,778)	$0.06	-	-
Warrants exercised	(2,778)	$0.06	-	-

Warrants Outstanding as of December 31, 2019	524,480	$0.42	2.39	$3,273,897
Warrants granted	5,000	$0.06	5.00
Warrants forfeited	(33,336)	$2.30	-	-
Warrants exercised	(413,393)	$0.09	-	-

Warrants Outstanding as of December 31, 2020	82,751	$1.33	2.73	$352,951
Warrants Exercisable as of December 31, 2020	60,223	$1.81	1.59	$235,129

NOTE 6 - OPTIONS

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

Stock options were granted during 2020 and 2019 to employees totalling 94,154 and 84,178, respectively. These options vest over a period of 4 to 7 years, are granted with an exercise price of between $2.46-$7.50 per share and have a term of 10 years. The last options expire in November 2029.

Under the Black-Scholes option price model, fair value of the options granted in 2020 and 2019 were $557,308 and $220,975, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2020 and 2019:

	2020	2019
Expected dividend yield	0%	0%
Weighted-average expected volatility	133-236%	209-250%
Weighted-average risk-free interest rate	0.25%	2.08-2.55%
Expected life of options	5-7 years	4-5 years

Total compensation cost related to stock options was $448,404 and $176,376 for the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, there was $264,833 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 5.33 years. The following table represents stock option activity for the two years ended December 31, 2020:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2018	288,825	$7.14	6.79	$-
Options Exercisable as of December 31, 2018	184,543	$5.76	5.03
Options granted	84,178	2.57	9.35	-
Options forfeited	(13,703)	5.73	4.63	-
Options expired	(12,302)	3.34	8.23	-

Options Outstanding as of December 31, 2019	346,998	$4.39	6.77	$817,220
Options Exercisable as of December 31, 2019	207,485	$5.29	5.53	$314,338
Options granted	94,154	4.42	3.97
Options forfeited	(15,168)	3.18	7.12
Options expired	-	-	-	-
Options exercised	(167)	3.00	-	-

Options Outstanding as of December 31, 2020	425,817	$4.44	5.33	$597,322
Options Exercisable as of December 31, 2020	282,167	$4.52	4.56	$384,226

NOTE 7 – INCOME TAXES

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

At December 31, 2020 and 2019 deferred tax assets consist of the following:

	December 31, 2020	December 31, 2019
Federal loss carryforwards	$1,309,534	$1,135,810
Less: valuation allowance	(1,309,534)	(1,135,810)
	$-	$-

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

The estimated net operating loss carry forwards of approximately $5,506,902 will be available based on the new carryover rules in section 172(a) passed with the Tax Cuts and Jobs Acts.

NOTE 8 – OTHER RECEIVABLES

In July 2020, the Company’s wholly-owned subsidiary, Integra Pharma Solutions, Inc. (“Integra”), entered into an agreement with Studebaker Defense Group, LLC (“Studebaker”) wherein Integra would pay Studebaker a down payment of $500,000 and Studebaker would deliver 180,000 boxes of nitrile gloves by August 14, 2020. Integra wired the $500,000 to Studebaker, but to date, Studebaker has not delivered the gloves or provided a refund of the deposit. In December 2020, we filed a complaint against Studebaker in Florida state court, Case No. 20-CA-010118 in the Circuit Court for the Thirteenth Judicial Circuit in Hillsborough County, for among other things, breach of contract. Studebaker did not answer the complaint, nor did counsel for Studebaker file an appearance. Accordingly, in February 2021 the Company filed a default judgment; however, on March 22, 2021, counsel for Studebaker filed an appearance and the Company anticipates that Studebaker will file a motion to vacate the default judgment. A hearing on our motion for a default judgement has been set for April 27, 2021. The Company anticipates that irrespective of the outcome of such hearing on April 27, 2021, the Company will prevail on the merits; and believes Studebaker’s has the ability to satisfy a judgment.

In August 2020, Integra, entered into an agreement with Sandwave Group Dsn Bhd (“Sandwave”), wherein Integra would pay Sandwave a down payment of $581,250 and Sandwave’s supplier, Crecom Burj Group SDN BHD (“Crecom”), would deliver 150,000 boxes of nitrile gloves within 45 days.  Integra wired the $581,250 to Sandwave, which in turn wired the purchase price to Crecom, which Crecom accepted; however, to date, Crecom has not delivered the nitrile gloves.  Integra demanded return of its $581,250 and Crecom has acknowledged that Integra is entitled to a refund, but to date Crecom has failed to return Integra’s money. In February 2021, Integra filed a complaint against Crecom in Malaysia: Case No. WA-22NCC-55-02/2021 in the High Court of Malaysia at Kuala Lumpur in the Federal Territory, Malaysia for the Malaysian equivalent of breach of contract. Crecom filed an appearance on March 1, 2021; and Crecom had 14 days to file an answer, which they did not do; however, Crecom has filed a request for extension which we are contesting. There is a hearing scheduled on April 20, 2021 to hear the matter and, in the meantime, we are preparing our Application for Summary Judgement. If a judgment is entered against Crecom, the process of executing the judgment, and ultimately collecting, can take three to six months. The Company believes that it will prevail in the lawsuit filed; and believes Crecom has the ability to satisfy a judgment, and the steps to enforce a judgment in Malaysia, if any, may be cumbersome, time consuming or costly.

NOTE 9 - CONTINGENCIES

In January 2020, we became aware of a complaint filed by Jitendra Jain, Manish Arora, Scariy Kumaramangalam, Harsh Datta and Balvant Arora (collectively, plaintiffs), against our wholly-owned subsidiary, Trxade, Inc. and our Chief Executive Officer, Suren Ajjarapu as well as certain unrelated persons, Annapurna Gundlapalli, Gajan Mahendiran and Nexgen Memantine (collectively, defendants), in the Circuit Court of Madison County, Alabama (Case:47-CV-2019-902216.00). The complaint alleged causes of actions against the defendants including fraud in the inducement, relating to certain investments alleged to have been made by plaintiffs in Nexgen Memantine, breach of fiduciary duty, conversion and voidable transactions. The complaint related to certain investments alleged made by the plaintiffs in Nexgen Memantine and certain alleged fraudulent transfers of assets and funds alleged to have been taken by the defendants which are unrelated to the Company. The complaint sought $425,000 in compensatory damages and $1,275,000 in punitive damages. The Company and Mr. Ajjarapu denied in their entirety the plaintiffs’ allegations and filed a motion to dismiss the plaintiffs’ claims against the Company and Mr. Ajjarapu, which motion was granted in May 2020, due to the plaintiffs not being able to establish personal jurisdiction over the defendants, which motion was successful as to all defendants. The Company and Mr. Ajjarapu further refute any connections for the purpose of the suit to the other named defendants. To the Company’s and Mr. Ajjarapu’s knowledge, the complaint had no merit whatsoever. The final date for the plaintiffs to appeal the ruling to dismiss the lawsuit passed in August 2020, and there was no appeal. As such, the ruling is final.

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

NOTE 10 – LEASES

The Company elected the practical expedient under ASU 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019, but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. No impact was recorded to the beginning retained earnings for Topic 842. The Company has two operating leases for corporate offices. The following table outlines the details:

	Lease 1	Lease 2
Initial Lease Term	December 2017 to December 2021	November 2018 to November 2023
Renewal Term	January 2021 to December 2024	November 2023 to November 2028
Initial Recognition of Right to use assets at January 1, 2019	$534,140	$313,301
Incremental Borrowing Rate	10%	10%

The Company decided not to renew the corporate office lease (Lease 1) on January 2021; however, the parties subsequently negotiated a one-year lease at the same location. The Company determined that the decision to not renew Lease 1 changed the corresponding lease term which required remeasurement of the lease liability resulting in the reduction of the right-of-use asset and the associated lease liability by $97,020. The reassessment of the lease term did not change the existing classification and the lease is still classified as an operating lease.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2020.

Amounts due within twelve months of December 31
2021	$165,505
2022	58,902
2023	50,572
2024	52,089
2025	53,652
Thereafter	160,793
Total minimum lease payments	541,513
Less: effect of discounting	(139,054)
Present value of future minimum lease payments	402,459
Less: current obligations under leases	131,153
Long-term lease obligations	$271,306

For the year ended December 31, 2020, amortization of assets was $97,020.

For the year ended December 31, 2020, operating lease liabilities paid was $97,033.

NOTE 11 – SEGMENT REPORTING

The Company classifies its business interests into reportable segments which are Trxade, Inc., Community Specialty Pharmacy, LLC, Integra Pharma, LLC and Other (Unallocated). Operating segments are defined as the components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision makers direct the allocation of resources to operating segments based on the profitability, cash flows, and growth opportunities of each respective segment.

Year Ended December 31, 2020	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Unallocated	Total
Revenue	$5,546,746	$1,653,924	$9,877,067	$44,783	$17,122,520
Gross Profit	$5,546,746	$107,771	$8,374	$44,431	5,707,322
Segment Assets	$2,076,934	$(457,784)	$2,698,357	$5,475,195	$9,792,702
Segment Profit/Loss	$3,309,128	$(900,427)	$(531,092)	$(4,413,660)	$(2,536,051)

Year Ended December 31, 2019	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Unallocated	Total
Revenue	$4,527,740	$1,888,086	$1,020,438	$-	$7,436,264
Gross Profit	$4,527,740	205,334	137,690	-	4,870,764
Segment Assets	$1,843,970	$188,296	371,874	$3,167,354	$5,571,494
Segment Profit/Loss	$2,440,375	$(133,648)	$(171,640)	$(2,419,515)	$(284,428)

NOTE 12 – EQUITY METHOD INVESTMENT

In January 2019, the Company, through its wholly-owned subsidiary Alliance Pharma Solution, LLC (“Alliance”), entered into a joint venture transaction to form SyncHealth MSO, LLC (“SyncHealth”). SyncHealth is owned by PanOptic Health, LLC (“PanOptic”) and Alliance. Alliance contributed $250,000 for the acquisition of a 30% equity interest in SyncHealth and the option to acquire the remaining ownership from PanOptic stockholders. Prior to March 31, 2019, $210,000 was paid with the remaining $40,000 paid in April 2019. Pursuant to the operating agreement, PanOptic owned 70% of SyncHealth and Alliance owned 30%; however, pursuant to the Letter Agreement, PanOptic would transfer to Alliance an additional 6% of SyncHealth’s membership units on May 1, 2019, an additional 6% on August 1, 2019 and an additional 7% on November 1, 2019, and at Alliance’s option, the 51% balance on January 31, 2020, upon transfer of between 378,888 and 2,462,773 shares of Company common stock based on 2019 Gross Revenue Quotas. As of December 31, 2019, the additional interests had not been transferred and Alliance still owns 30% of SyncHealth. We did not realize any income from the joint venture and we terminated the joint venture agreements pursuant to their terms effective as of January 31, 2020 and assigned the 30% ownership of SyncHealth back to PanOptic. As of February 1, 2020, we own no equity in SyncHealth and only the terms of the agreements relating to confidentiality, non-solicitation and each party’s obligation to cease use of the other party’s intellectual property survive the termination. The investment loss recognized during the year ended December 31, 2019 was $250,000.

NOTE 13 – ASSET ACQUISITION

On October 23, 2019 (the “Closing Date”), Bonum Health, LLC, a Delaware limited liability company, and a wholly-owned subsidiary of the Company, entered into an Asset Purchase Agreement with Bonum Health, LLC, a Florida limited liability company (“Seller”) and Hardikkumar Patel, the sole member of the Seller (the “Member”). Pursuant to the Asset Purchase Agreement, the Company acquired from the Seller, certain specified assets and certain specified contracts associated with the assets of Seller’s operation as a telehealth service provider (the Tele Meds Platform) (the “Assets”). Included with the acquisition of the Assets, were contracts (relating to the Assets), intellectual property for the Bonum Health telemedicine Software and Technology and personal computers. The Company agreed to provide the Seller consideration equal to 41,667 shares of restricted common stock of the Company at the closing (the “Closing Shares”), and that the Seller had the right to earn up to an additional 108,334 shares of restricted common stock of the Company in the event certain milestones mainly relating to the placement of in-store wellness kiosks were met in the first year following the Closing Date, none of which were met and none of which milestone shares were met.

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

NOTE 14 – SUBSEQUENT EVENTS

In February 2021, options to purchase 20,000 shares of common stock were granted with an exercise price of $6.55 per share, and a term of 10 years from the grant date. The options vest over a period of four years. The options were granted under the 2019 Equity Incentive Plan.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, Mr. Ajjarapu and Mr. Doss, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2020, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment, management believes that the Company’s internal controls over financial reporting were not effective as of December 31, 2020. Specifically, management’s evaluation was based on the following material weaknesses which existed as of December 31, 2020:

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

During the year ended December 31, 2020, we reevaluated our most recent assessment of internal controls and concluded that our internal controls were still not effective. The Company has recently engaged additional accounting support to provide more resources and expand the technical accounting knowledge to assist Mr. Doss and Mr. Ajjarapu in their responsibilities with respect to financial reporting.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, our workforce has operated primarily in a work from home environment for the quarter ended December 31, 2020. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we do not believe that such work from home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth under the headings “Election of Directors”, “Information about our Executive Officers”, “Corporate Governance”, “Code of Ethics”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted) in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 in connection with the solicitation of proxies for the Company’s 2020 annual meeting of stockholders and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth under the headings “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth under the heading “Ratification of Appointment of Auditors” - “Audit Fees” in the Company’s 2021 Proxy Statement to be filed with the SEC within 120 days after December 31, 2020 and is incorporated herein by reference.

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

(3)	Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Underwriting Agreement dated February 13, 2020, by and between Trxade Group, Inc. and Dawson James Securities, Inc. as the representative of the underwriters named therein	8-K	001-39199	1.1	February 13, 2020
2.1	Merger and Reorganization Agreement of XCELLINK INTERNATIONAL, INC., a Delaware corporation (predecessor to Trxade Group, Inc. a Delaware corporation) and Trxade Group, Inc., a Nevada corporation	10-12G	000-55218	10.1	June 11, 2014
2.2+	Asset Purchase Agreement dated October 23, 2019 between Trxade Group, Inc.’s wholly-owned subsidiary Bonum Health, LLC, a Delaware limited liability company, Bonum Health, LLC, a Florida limited liability company, and Hardikkumar Patel	8-K	000-55218	2.1	October 28, 2019
3.1	Second Amended and Restated Certificate of Incorporation of Trxade Group, Inc.	S-1	333-234221	3.1	October 15, 2019
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020	8-K	001-39199	3.1	February 13, 2020

3.3	Amended and Restated Bylaws of Trxade Group, Inc.	10-12G/A	000-55218	3.1	July 24, 2014
4.1	Description of Registered Securities	10-K	001-39199	4.1	March 30, 2020
10.1	$300,000 Promissory Note dated October 15, 2018 with Nikul Panchal	8-K	000-55218	2.02	October 16, 2018
10.2	Revocable Warrant dated October 15, 2018 with Nikul Panchal	8-K	000-55218	2.03	October 16, 2018
10.3	Warrant Agreement dated December 31, 2016 with Gajan A. Mahendiran and Amudha Mahendiran	8-K	000-55218	2.02	January 5, 2017
10.4***	Indemnification Agreement dated February 6, 2019 with Prashant Patel and Suren Ajjarapu	10-K	000-55218	10.1	March 22, 2019
10.5	Shareholder Agreement dated January 1, 2019 between the Company and the stockholders party thereto	8-K	000-55218	10.4	January 22, 2019
10.6	Form of Investment Warrant Agreement	8-K	000-55218	10.2	July 13, 2018
10.7	Promissory Note with Sansur Associates LLC in the amount of $100,000 dated July 17, 2017	8-K	000-55218	10.1	July 5, 2017
10.8	Promissory Note with Prashant Patel in the amount of $122,551.88 dated July 1, 2017	8-K	000-55218	10.2	July 5, 2017
10.9***	Form of Indemnification Agreement dated August 22, 2016 with Michael L. Peterson	8-K	000-55218	10.1	August 25, 2016
10.10	Amendment to Convertible Note Agreement and Note dated June 2, 2016, with Gajan A. Mahendiran and Amudha Mahendiran	8-K	000-55218	10.1	June 3, 2016
10.11	Form of Warrant dated October 2015 with Gajan A. Mahendiran and Amudha Mahendiran	8-K	000-55218	10.3	October 27, 2015
10.12	Form of Warrant Agreement	8-K	000-55218	10.2	September 26, 2014
10.13	Form of Registration Rights Agreement	8-K	000-55218	10.3	September 26, 2014
10.14***	Employment Agreement between Trxade, Inc. and Prashant Patel dated May 24, 2013	10-12G/A	000-55218	10.6	July 24, 2014
10.15***	2014 Equity Incentive Plan	10-12G	000-55218	10.3	June 11, 2014
10.16***	Form of Indemnification Agreement entered into between Trxade Group, Inc. and its directors and certain officers	10-12G	000-55218	10.4	June 11, 2014
10.17	Form of Securities Purchase Agreement (July 30, 2019 Offering)	8-K	000-55218	10.1	July 11, 2019
10.18	Form of Securities Purchase Agreement (September 30, 2019 Offering)	8-K	000-55218	10.1	October 2, 2019
10.19%	Securities Purchase Agreement dated October 23, 2019, by and among Trxade Group, Inc. and Bonum Health, LLC, a Florida limited liability company	8-K	000-55218	10.1	October 28, 2019
10.20	Form of Registration Rights Agreement dated October 23, 2019, by and among Trxade Group, Inc. and Bonum Health, LLC, a Florida limited liability company	8-K	000-55218	10.2	October 28, 2019
10.21	Transition Services Agreement dated October 23, 2019, by and among Trxade Group, Inc. and Bonum Health, LLC, a Florida limited liability company	8-K	000-55218	10.3	October 28, 2019

10.22***	Amended and Restated Trxade Group, Inc. 2019 Equity Incentive Plan	8-K	001-39199	10.1	June 1, 2020
10.23***	Form of Stock Option Agreement (April 2020 Grants to Employees) April 14, 2020	8-K	001-39199	10.2	April 16, 2020
10.24***	Form of Restricted Stock Grant Agreement (Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel) April 14, 2020	8-K	001-39199	10.3	April 16, 2020
10.25***	April 14, 2020 Executive Employment Agreement with Suren Ajjarapu	8-K	001-39199	10.4	April 16, 2020
10.26***	First Amendment to Executive Employment Agreement with Suren Ajjarapu dated May 5, 2020	8-K	001-39199	10.2	May 7, 2020
10.27***	Restricted Stock Grant Agreement (Mr. Ajjarapu 2020 Performance Bonus)(Updated) May 5, 2020	8-K	001-39199	10.3	May 7, 2020
10.28***	Executive Employment Agreement dated effective June 19, 2020, entered into by and between Trxade Group, Inc. and Howard A. Doss	8-K	001-39199	10.1	June 26, 2020
10.29***	Trxade Group, Inc. Independent Director Compensation Policy adopted April 14, 2020	10-Q	001-39199	10.1	July 27, 2020
10.30***	Form of First Amendment to Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement (April 2020 Grants to Employees; Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel Award)	8-K	001-39199	10.4	August 4, 2020
10.31***	Form of Stock Option Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.6	August 14, 2020
10.32***	Form of Restricted Stock Grant Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.7	August 14, 2020
14.1	Code of Ethics	10-K	000-55218	14.1	March 23, 2015
21.1*	List of Subsidiaries					X
23.1*	Consent of Independent Registered Accounting Firm					X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

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

TRXADE GROUP, INC.

Date: March 29, 2021	/s/ Suren Ajjarapu
	By:	Suren Ajjarapu, Chief Executive Officer (Principal Executive Officer)

Date: March 29, 2021	/s/ Howard A. Doss
	By:	Howard A. Doss, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Suren Ajjarapu	Chairman of the Board, Chief Executive Officer and Secretary	March 29, 2021
Suren Ajjarapu	(Principal Executive Officer)

/s/ Howard A. Doss	Chief Financial Officer	March 29, 2021
Howard A. Doss	(Principal Financial and Accounting Officer)

/s/ Prashant Patel	Director, President and Chief Operating Officer	March 29, 2021
Prashant Patel

/s/ Donald G. Fell	Director	March 29, 2021
Donald G. Fell

/s/ Michael L. Peterson	Director	March 29, 2021
Michael L. Peterson

/s/ Dr. Pamela Tenaerts	Director	March 29, 2021
Dr. Pamela Tenaerts

