Form 10-Q
period 2021-03-31
TRXADE GROUP, INC.
filed 2021-04-26
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2021

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

Commission File Number: 001-39199

TRXADE GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3840 Land O’ Lakes Blvd.
Land O’ Lakes, Florida	34639
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (800) 261-0281

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value Per Share	MEDS	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

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

There were 8,125,362 shares of the registrant’s common stock outstanding on April 22, 2021, and no shares of preferred stock outstanding.

TRXADE GROUP, INC.

FORM 10-Q

For the Quarter Ended March 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. In particular, as discussed in greater detail below, our financial condition and results could be materially adversely affected by the impacts and disruptions caused by the novel coronavirus (COVID-19) global pandemic and governmental responses thereto. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 29, 2021 (under the heading “Risk Factors” and in other parts of that report). The Company undertakes no obligation to revise or update publicly any forward-looking statements for any reason, except as otherwise required by law.

The following discussion is based upon our unaudited Consolidated Financial Statements included elsewhere in this report, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingencies. In the course of operating our business, we routinely make decisions as to the timing of the payment of invoices, the collection of receivables, the shipment of products, the fulfillment of orders, the purchase of supplies, and the building of inventory, among other matters. Each of these decisions has some impact on the financial results for any given period. In making these decisions, we consider various factors including contractual obligations, customer satisfaction, competition, internal and external financial targets and expectations, and financial planning objectives. On an on-going basis, we evaluate our estimates, including those related to sales returns, pricing credits, warranty costs, allowance for doubtful accounts, impairment of long-term assets, especially goodwill and intangible assets, contract manufacturer exposures for carrying and obsolete material charges, assumptions used in the valuation of stock-based compensation, and litigation. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Report, and in other reports we file with the SEC, and in our most recent Annual Report on Form 10-K. All references to years relate to the calendar year ended December 31 of the particular year.

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	We have been adversely affected by COVID-19 and may continue to be adversely affected by COVID-19;

●	We were recently unprofitable, we have recently generated net losses, and we may incur losses in the future;

●	We may need additional financing in the future, which may not be available on favorable terms, if at all;

●	We may not be able to manage our future growth;

●	Many of our competitors are better established and have resources significantly greater than ours;

●	We will need to expand our member base or our profit margins to attain profitability;

●	We face risks associated with our operations within the pharmaceutical distribution market;

●	We are dependent on our current management;

●	We rely on third party contracts, which may not be renewed or may be terminated;

●	We are currently facing and may in the future face difficulties in sourcing products and inventory due to a variety of causes;

●	We have in the past, and may in the future, not be able to sell our inventory, at or above the price we acquired such inventory for, have in the past, and may in the future, be forced to write-down inventory;

●	We may not receive products or receive refunds for deposited amounts and may experience losses in connection with such deposits;

●	We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate;

●	Our business and operations depend on the proper functioning of information systems, critical facilities and distribution networks and a disruption, cyber-attack, failure or destruction of such networks, systems, or technologies may disrupt our business or result in liability;

●	There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences;

●	We face risks associated with our business in the telehealth market, including risks associated with legal challenges, relationships with third parties and affiliated professionals, our network of qualified providers, competition for services; new technologies, failure to develop widespread brand awareness and regulatory risks;

●	The health passport market may not achieve and sustain high levels of demand, consumer acceptance and market adoption;

●	Our certificate of incorporation limits the liability of our officers and directors and provides for indemnification rights;

●	We incur significant costs to ensure compliance with U.S. and NASDAQ Capital Market reporting and corporate governance requirements;

●	We may not be able to comply with NASDAQ’s continued listing standards;

●	Regulatory changes that affect our distribution channels could harm our business;

●	Healthcare fraud laws are often vague and uncertain, exposing us to potential liability;

●	New and expanded laws or regulations could have a material adverse effect on our business operations, cash flows or future prospects;

●	The public health crisis involving the abuse of prescription opioid pain medication could have a material negative effect on our business;

●	Consolidation in the U.S. healthcare industry may negatively impact our results of operations;

●	We have identified material weaknesses in our internal control over financial reporting and controls and procedures;

●	There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our comment stock may continue to be volatile;

●	Stockholders may experience dilution to future equity sales, the exercise or conversion of outstanding convertible securities or future transactions;

●	Our Chief Executive Officer and President are our two largest stockholders and, as a result, they can exert control over us and have actual or potential interests that may differ from yours;

●	Risks associated with the JOBS Act and our status as an emerging growth company;

●	Risks associated with future acquisitions, including unknown liabilities and difficulty integrating such acquisitions;

●	Cyber security attacks and website problems; and

●	Claims, litigation, government investigations, and other proceedings that may adversely affect our business and results of operations.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Trxade Group, Inc.

Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current Assets
Cash	$5,209,280	$5,919,578
Accounts Receivable, net	1,936,850	805,043
Inventory	470,122	1,257,754
Prepaid Assets	457,738	151,248
Other Receivables	1,081,250	1,087,675
Total Current Assets	9,155,240	9,221,298

Property Plant and Equipment, Net	160,647	162,397

Other Assets
Deposits	21,636	21,636
Right of use leased assets	355,693	387,371

Total Assets	$9,693,216	$9,792,702

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$366,471	$256,829
Accrued Liabilities	519,179	219,256
Current Portion Lease Liabilities	117,030	131,153
Customer Deposits	10,000	10,000
Notes Payables– Related Party	225,000	225,000
Total Current Liabilities	1,237,680	842,238

Long Term Liabilities
Other Long-Term Liabilities — Leases	253,912	271,306
Total Liabilities	1,491,592	1,113,544

Stockholders’ Equity
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 8,093,199 shares issued and outstanding as of March 31, 2021 and December 31, 2020	81	81
Additional Paid-in Capital	19,784,616	19,610,631
Accumulated Deficit	(11,583,073)	(10,931,554)
Total Stockholders’ Equity	8,201,624	8,679,158

Total Liabilities and Stockholders’ Equity	$9,693,216	$9,792,702

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

	2021	2020

Revenues	$3,053,235	$2,203,320

Cost of Sales	1,669,924	563,184
Gross Profit	1,383,311	1,640,136

Operating Expenses
General and Administrative	2,027,566	1,451,909

Operating Income (Loss)	(644,255)	188,227

Interest, net	(7,264)	(7,924)
Net Income (Loss)	$(651,519)	$180,303

Net Income per Common Share – Basic:	$(0.08)	$0.03

Net Income per Common Share – Diluted:	$(0.08)	$0.02

Weighted average Common Shares Outstanding Basic	8,093,199	6,971,427

Weighted average Common Shares Outstanding Diluted	8,093,199	7,423,669

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	-	$-	8,093,199	$81	$19,610,631	$(10,931,554)	$8,679,158
Common Stock issued for Services	-	-	-	-	98,247	-	98,247
Options Expense	-	-	-	-	75,738	-	75,738
Net Income (Loss)	-	-	-	-	-	(651,519)	(651,519)
Balance at March 31, 2021	-	$-	8,093,199	$81	$19,784,616	$(11,583,073)	$8,201,624

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	-	$-	6,539,415	$65	$12,535,655	$(8,395,503)	$4,140,217
Common Stock issued from offering	-	-	922,219	10	5,994,414	-	5,994,424
Fractional shares issued due to reverse split	-	-	40	-	-	-	-
Stock Issuance Costs	-	-	-	-	(820,586)	-	(820,586)
Options Exercised for Cash	-	-	167	-	501	-	501
Warrants Exercised for Cash	-	-	22,529	-	1,352	-	1,352
Warrants Expense	-	-	-	-	79,089	-	79,089
Options Expense	-	-	-	-	61,997	-	61,997
Net Income	-	-	-	-	-	180,303	180,303
Balance at March 31, 2020	-	$-	7,484,370	$75	$17,852,422	$(8,215,200)	$9,637,297

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Consolidated Statements of Cash Flows

For the Three months ended March 31, 2021 and 2020

(unaudited)

	2021	2020

Operating Activities:
Net Income (Loss)	$(651,519)	$180,303
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation Expense	1,750	1,250
Options expense	75,738	61,997
Warrant Expense	-	79,089
Common Stock Issued for Services	98,247	-
Bad Debt Expense	-	9,000
Amortization of right of use asset	31,678	23,635
Changes in operating assets and liabilities:
Accounts Receivable	(1,131,807)	(94,047)
Prepaid Assets and other Current Assets	(306,490)	(184,923)
Inventory	787,632	(311,640)
Deposits for Inventory Purchases	-	(580,800)
Other Receivables	6,425	-
Lease Liability	(31,517)	(20,974)
Accounts Payable	109,642	(14,376)
Customer Deposits	-	305,972
Accrued Liabilities and Other Liabilities	299,923	134,708
Net Cash used in operating activities	(710,298)	(410,806)

Investing Activities:
Purchase of Fixed Assets	-	(23,505)
Net Cash used in Investing activities	-	(23,505)

Financing Activities:
Stock Issuance Costs	-	(732,355)
Proceeds from exercise of Warrants	-	1,352
Proceeds from exercise of Stock Options	-	501
Proceeds from Issuance of Common Stock	-	5,994,424
Net Cash provided by financing activities	-	5,263,922

Net increase (decrease) in Cash	(710,298)	4,829,611
Cash at Beginning of the Period	5,919,578	2,871,694
Cash at End of the Period	$5,209,280	$7,701,305

Supplemental Cash Flow Information
Cash Paid for Interest	$1,639	$2,348
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Trxade Group, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three months ended March 31, 2021 and 2020

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Trxade Group, Inc. (“we”, “our”, “Trxade”, and the “Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, Alliance Pharma Solutions, LLC and Bonum Health, LLC. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in May 2013. Community Specialty Pharmacy was acquired in October 2018.

Trxade, Inc., operates a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories, and services.

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

Basis of Presentation - The accompanying unaudited interim consolidated financial statements of Trxade Group, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 29, 2021.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2020 as reported in the Company’s Annual Report on Form 10-K have been omitted.

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

The following table sets forth the computation of basic and diluted Income (Loss) per Share:

	For three months ended March 31,
	2021	2020
Numerator:
Net Income (loss)	$(651,519)	$180,303

Numerator for basic and diluted EPS - income available to common Shareholders	(651,519)	$180,303

Denominator:
Denominator for basic EPS – Weighted average shares	8,093,199	6,971,427
Dilutive Effect of Common Stock Equivalent	-	452,242
Denominator for diluted EPS – adjusted Weighted average shares and assumed Conversions	8,093,199	7,423,669
Basic income (loss) per common share	$(0.08)	$0.03
Diluted income (loss) per common share	$(0.08)	$0.02

NOTE 2– SHORT TERM DEBT – RELATED PARTIES

In October 2018, in connection with the acquisition of Community Specialty Pharmacy, LLC, a $300,000 promissory note was issued to Nikul Panchal, a non-executive officer of the Company, accruing simple interest at the rate of 10% per annum, payable annually, and having a maturity date in October 15, 2021. In October 2019, $75,000 of the note was converted into 25,000 common shares at $3.00 per share, leaving $225,000 of principal owed under the promissory note. There was a loss recognized on this conversion of $76,500.

At March 31, 2021 and December 31, 2020, total related party debt was $225,000.

NOTE 3 – STOCKHOLDERS’ EQUITY

2020 Equity Compensation Awards

On April 14, 2020, the Compensation Committee approved the grant of (a) 5,000 shares of restricted common stock to the Company’s legal counsel; and (b) 12,500 shares of restricted common stock to Howard A. Doss, the Company’s Chief Financial Officer, which shares vest at the rate of ¼th of such shares on July 1 and October 1, 2020 and January 1 and April 1, 2021. The shares have a fair value of $107,100 and the Company recognized stock-based compensation expense of $53,550 for the three months ended March 31, 2021.

Independent Director Compensation Plan

On April 14, 2020, the three independent members of the Board of Directors (Mr. Donald G. Fell, Dr. Pamela Tenaerts, and Mr. Michael L. Peterson), were each awarded 8,987 shares of restricted stock, which vest at the rate of ¼th of such shares on July 1 and October 1, 2020 and January 1 and April 1, 2021. The shares have a fair value of $165,000 and the Company recognized stock-based compensation expense of $82,500 for the three months ended March 31, 2021.

NOTE 4 – WARRANTS

For the three-month period ended March 31, 2021, no warrants were granted and none expired.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant.

The compensation cost related to the warrants granted was $0 and $79,089 for the three months ended March 31, 2021 and 2020, respectively.

The Company’s outstanding and exercisable warrants as of March 31, 2021 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of December 31, 2020	82,751	$1.33	2.73	$352,951
Warrants granted	-	$-	-	-
Warrants expired or forfeited	-	$-	-	-
Warrants exercised	-	$-	-	-

Warrants Outstanding as of March 31, 2021	82,751	$1.33	2.48	$349,157
Warrants Exercisable as of March 31, 2021	60,223	$1.81	1.34	$232,462

NOTE 5 – OPTIONS

The Company maintains stock option plans under which certain employees are awarded option grants based on a combination of performance and tenure. The stock option plans provide for the grant of up to 2,333,333 shares, and the Company’s 2019 Amended and Restated 2019 Equity Incentive Plan provides for automatic increases in the number of shares available under such plan (currently 2,000,000 shares) on April 1st of each calendar year, beginning in 2021 and ending in 2029 (each a “Date of Determination”), in each case subject to the approval and determination of the administrator of the plan (the Board of Directors or Compensation Committee) on or prior to the applicable Date of Determination, equal to the lesser of (A) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the administrator. The administrator did not approve an increase in the number of shares covered under the plan as of April 1, 2021.

For the three-month period ended March 31, 2021, options to purchase 20,000 shares were granted, none were forfeited and none expired. The options granted during the period vest over a four-year period, the exercise price was $6.55 per share and the options have a term of 5 years.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of the grant. The following table summarizes the assumptions used to estimate the fair value of the stock options granted during the quarter ended March 31, 2021:

Expected dividend yield	0%
Weighted-average expected volatility	106-215%
Weighted-average risk-free interest rate	0.25%
Expected life of options	5 years

Total compensation cost related to stock options granted was $75,738 and $61,997 for the three months ended March 31, 2021 and 2020, respectively.

The following table represents stock option activity for the three-month period ended March 31, 2021:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2020	425,817	$4.44	5.33	$597,322
Options Exercisable as of December 31, 2020	282,167	$4.52	4.56	$384,226
Options granted	20,000	$6.55	4.85	-
Options forfeited	-	$-	-	-
Options expired	-	$-	-	-
Options exercised	-	$-	-	-

Options Outstanding as of March 31, 2021	445,817	$4.53	5.07	$586,080
Options Exercisable as of March 31, 2021	304,867	$4.44	4.52	$421,737

NOTE 6 – OTHER RECEIVABLES

In July 2020, the Company’s wholly-owned subsidiary, Integra Pharma Solutions, Inc. (“Integra”), entered into an agreement with Studebaker Defense Group, LLC (“Studebaker”) wherein Integra would pay Studebaker a down payment of $500,000 and Studebaker would deliver 180,000 boxes of nitrile gloves by August 14, 2020. Integra wired the $500,000 to Studebaker, but to date, Studebaker has not delivered the gloves or provided a refund of the deposit. In December 2020, we filed a complaint against Studebaker in Florida state court, Case No. 20-CA-010118 in the Circuit Court for the Thirteenth Judicial Circuit in Hillsborough County, for among other things, breach of contract. Studebaker did not answer the complaint, nor did counsel for Studebaker file an appearance. Accordingly, in February 2021 the Company filed for a default judgment; however, on March 22, 2021, counsel for Studebaker filed an appearance and shortly thereafter filed a motion to vacate the default judgment. A hearing on our motion for a default judgment has been set for April 27, 2021. The Company anticipates that irrespective of the outcome of such hearing on April 27, 2021, the Company will prevail on the merits; and believes Studebaker has the ability to satisfy a judgment.

In August 2020, Integra, entered into an agreement with Sandwave Group Dsn Bhd (“Sandwave”), wherein Integra would pay Sandwave a down payment of $581,250 and Sandwave’s supplier, Crecom Burj Group SDN BHD (“Crecom”), would deliver 150,000 boxes of nitrile gloves within 45 days. Integra wired the $581,250 to Sandwave, which in turn wired the purchase price to Crecom, which Crecom accepted; however, to date, Crecom has not delivered the nitrile gloves. Integra demanded return of its $581,250 and Crecom has acknowledged that Integra is entitled to a refund, but to date Crecom has failed to return Integra’s money. In February 2021, Integra filed a complaint against Crecom in Malaysia: Case No. WA-22NCC-55-02/2021 in the High Court of Malaysia at Kuala Lumpur in the Federal Territory, Malaysia for the Malaysian equivalent of breach of contract. Crecom filed an appearance on March 1, 2021. In April 2021, an Application for Summary Judgement was filed with the court, and on May 25, 2021, the Court will extract the sealed application and a copy thereof will be served on Crecom’s attorneys and Crecom will have two weeks to file an Affidavit in Reply with the court to show that there are issues to be tried and that this case must go to a full trial. We will be given 14 days thereafter to reply to that Affidavit in Reply (if there is a need to do so). In this case, we will request for a longer time to reply, given the distance involved (the court has taken note of this fact). Also at the May 25, 2021 hearing, the court will give directions on the timelines for both parties to file their written submissions/arguments in relation to the application for summary judgment If a judgment is entered against Crecom, the process of executing the judgment, and ultimately attempting to collect on the judgment, can take three to six months. The Company believes that it will prevail in the lawsuit filed; and believes Crecom has the ability to satisfy a judgment, and the steps to enforce a judgment in Malaysia, if any, may be cumbersome, time consuming or costly.

NOTE 7 – CONTINGENCIES

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

NOTE 8 – LEASES

The Company elected the practical expedient under Accounting Standards Update (ASU) 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019, but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. No impact was recorded to the beginning retained earnings for Topic 842. The Company has two operating leases for corporate offices. The following table outlines the details:

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

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of March 31, 2021.

Amounts due within twelve months of March 31
2021	$146,218
2022	49,452
2023	50,949
2024	52,478
2025	54,052
Thereafter	147,046
Total minimum lease payments	500,195
Less: effect of discounting	(129,253)
Present value of future minimum lease payments	370,942
Less: current obligations under leases	117,030
Long-term lease obligations	$253,912

For the three months ended March 31, 2021 and 2020, amortization of Right of Use Assets was $31,678 and $23,635, respectively.

For the three months ended March 31, 2021 and 2020, amortization of Lease Liability was $31,517 and $20,974, respectively.

NOTE 9 – SEGMENT REPORTING

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

Three Months Ended March 31, 2021	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Other	Total
Revenue	$1,236,650	$397,896	$1,402,586	$16,103	$3,053,235
Gross Profit	$1,236,650	$36,089	$94,563	$16,009	$1,383,311
Segment Assets	$2,053,494	$(405,348)	$3,111,536	$4,933,534	$9,693,216
Segment Profit (Loss)	$512,293	$(31,251)	$(32,446)	$(1,100,115)	$(651,519)

Three Months Ended March 31, 2020	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Other	Total
Revenue	$1,519,907	$432,929	$245,016	$5,468	$2,203,320
Gross Profit	$1,519,907	$36,108	$78,653	$5,468	$1,640,136
Segment Assets	$2,055,429	$280,514	$1,817,170	$7,320,791	$11,473,904
Segment Profit (Loss)	$972,993	$(41,245)	$(28,883)	$(722,562)	$180,303

NOTE 10 – SUBSEQUENT EVENTS

2021 Equity Compensation Awards

On April 15, 2021, the Board of Directors, with the recommendation of the Compensation Committee, approved the grant of options to purchase an aggregate of 17,500 shares of our common stock to certain employees of the Company, in consideration for services to be rendered by such individuals through 2025. The options vest at the rate of ¼th of such options per year, on the first, second, third and fourth anniversaries of the grant date, subject to such option holders continuing to provide services to the Company on such dates, subject to the terms of the Company’s 2019 Amended and Restated Equity Incentive Plan (the “Plan”) and the option agreements entered into evidence such grants. The options were granted pursuant to, and are subject to the Plan, and have a term of five years from the grant date. The options have an exercise price of $4.76 per share, the closing price of the Company’s common stock on the date of the grant of such options.

In connection with and pursuant to the independent director compensation policy previously adopted by the Board of Directors, on April 15, 2021, the three independent members of the Board of Directors (Mr. Donald G. Fell, Dr. Pamela Tenaerts, and Mr. Michael L. Peterson), were each awarded 10,721 shares of restricted stock, valued at $55,000 ($5.13 per share) based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant, April 1, 2021, which vest at the rate of ¼th of such shares on July 1 and October 1, 2021 and January 1 and April 1, 2022, subject to such persons continuing to provide services to the Company on such dates, subject to the terms of the Plan and the Restricted Stock Grant Agreements entered into to evidence such awards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on March 29, 2021 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I – Financial Information” – “Item 1. Financial Statements”.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2021 and 2020.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

We have designed and developed, and now own and operate, a business-to-business web-based marketplace focused on the US pharmaceutical industry. Our core service brings the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

We began operations as Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) in August of 2010 and spent over two years creating and enhancing our web-based services. Our services provide pricing transparency, purchasing capabilities and other value-added services on a single platform focused on serving the nation’s approximately 21,000 independent pharmacies with annual purchasing power of $78 billion (according to the National Community of Pharmacists Association’s 2018 Digest). Our national wholesale supply partners are able to fulfill orders on our platform in real-time and provide pharmacies with cost-saving payment terms and next-day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). We have expanded significantly since 2015 and now have around 12,100+ registered members on our sales platform.

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

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020 and a global pandemic on March 11, 2020. In March and April, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. For example, the state of Florida, where the Company’s principal business operations are, issued a ‘stay-at-home’ order effective on April 1, 2020, which remained in place, subject to certain exceptions, through June 2020, when the order was gradually lifted until September 2020, when the order was completely lifted. The U.S. in general and Florida specifically, has recently seen decreases in total new COVID-19 infections, however, it is unknown whether such decreases will continue, new strains of the virus will cause numbers to increase, currently projected vaccine efficacy numbers will hold, or new strains of the virus will become dominate in the future, and/or whether the state of Florida, or other jurisdictions in which we operate, will issue new or expanded ‘stay-at-home’ orders, or how those orders, or others, may affect our operations.

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

Since the start of the pandemic, we have taken steps to prioritize the health and safety of our employees. The Company’s employees started working remotely around March 17, 2020, and our corporate office is currently planned to be closed through May 31, 2021. The office is expected to open for our management team beginning in June 2021, while our remaining employees will continue to work remotely for the time being.

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

Liquidity and Capital Resources

Cash

Cash was $5,209,280 at March 31, 2021. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	March 31, 2021	December 31, 2020

Cash	$5,209,280	$5,919,578
Current assets (excluding cash)	3,945,960	3,301,720
Current liabilities (excluding short term debt)	1,012,680	617,238
Short Term Debt	225,000	225,000
Working Capital	7,917,560	8,379,060

Our principal sources of liquidity have been cash provided by operations, sales of equity, and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses and acquisitions. We anticipate these uses will continue to be our principal uses of cash in the future.

The decrease in cash as of March 31, 2021, compared to December 31, 2020, was primarily due to increased spending for the development and marketing of Bonum TeleHealth and MedCheks Health Passport.

Liquidity Outlook cash explanation.

Cash Requirements

Our primary objectives for the remainder of 2021 are to continue the development of the Trxade Platform, Bonum Health telehealth services and MedCheks health passport, to increase our client base and operational revenue. As a result of our cash generated through operations and the cash raised in the February 2020 underwritten offering, we believe we have sufficient cash to support our operations for the foreseeable future. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses for April 2021 to March 2022	Amount
General and administrative (1)	$9,000,000
Total	$9,000,000

(1)	Includes wages and payroll, legal and accounting, marketing, rent and web development.

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

As of the date of this filing, there has been a global viral outbreak that world governments have responded to with travel and other restrictions, including ‘stay-at-home’ orders, among other steps. The extent and duration of business disruptions and related financial impacts from the COVID-19 coronavirus cannot be reasonably estimated at this time; however, our exposure includes reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that have had a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines. In addition, employee sicknesses and remote working environments related to the coronavirus and the federal, state and local responses to such virus, could materially impact our consolidated results for the full year 2021. See also “Novel Coronavirus (COVID-19)”, above.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020:

	Three months Ended
	March 31, 2021	March 31, 2020	Change	Percent Change
Net (Loss) Income	$(651,519)	$180,303	$(831,822)	(461%)
Net Cash Provided by (used in):
Operating Activities	(710,298)	(410,806)	(299,492)	(73%)
Investing Activities	-	(23,505)	23,505	100%
Financing Activities	-	5,263,922	(5,263,922)	(100)%
Net increase (decrease) in cash	$(710,298)	$4,829,611	$(5,539,909)	$(115)%

Cash used in operations for the three months ended March 31, 2021 was $710,298, compared to cash used in operations for the three months ended March 31, 2020 of $410,806. The decrease in cash as of March 31, 2021, compared to March 31, 2020, was due to increased spending for the development and marketing of Bonum TeleHealth and MedCheks Health Passport and an increase in Accounts Receivables.

There was no cash used in investing activities for the three months ended March 31, 2021, compared to cash used in investing activities for the three months ended March 31, 2020 of $23,505. Cash used in investing activities for the three months ended March 31, 2020, was associated with the purchase of fixed assets.

Cash provided by financing activities for the three months ended March 31, 2021 was $0, compared to cash provided by financing activities for the three months ended March 31, 2020 of $5,263,922. Cash provided by financing activities for the three months ended March 31, 2020, included the sale of common stock in the February 2020 underwritten offering which generated $5,994,424 of proceeds and approximately $5.26 million in cash to the Company after expenses and the exercise of warrants and options which generated cash of $1,853.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended March 31, 2021 Compared to Three Month Period Ended March 31, 2020

	Three Months Ended			Percent
	March 31, 2021	March 31, 2020	Change	Change

Revenues	$3,053,235	$2,203,320	$849,915	39%
Cost of Sales	1,669,924	563,184	1,106,740	197%

Gross Profit	1,383,311	1,640,136	(256,825)	(16)%
Operating Expenses:
General and Administrative*	1,853,581	1,310,823	542,758	41%
Warrants and Options Expense	173,985	141,086	32,899	23%
Total Operating Expense	2,027,566	1,451,909	575,657	40%

Interest Expense	(7,264)	(7,924)	660	(8)%

Net Income (loss)	$(651,519)	$180,303	$(831,822)	(461)%

* Less warrants and options expense.

Our revenues for the three months ended March 31, 2021 were from the Trxade platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues increased by $849,915, compared to the prior period. Integra Pharma Solutions revenue increased to $1,402,586 for the three months ended March 31, 2021, compared to $245,016, in the prior year’s period. The increase was mainly a result of sourcing protective medical gowns. Cost of sales and gross profit for the three-month period ended March 31, 2021, were $1,669,924 and $1,383,311, respectively, and for the three-month period ended March 31, 2020, were $563,184 and $1,640,136, respectively. As sales for PPE increased in 2021, the cost of sales increased. Revenue from the Trxade Platform decreased 19%, from $1,519,907 for the three months ended March 31, 2020, to $1,236,650 for the three months ended March 31, 2021. The decrease in 2021 related to weather disruptions for shipping and supply chain issues for drugs selling on the platform and certain non-recurring large purchases of additionally supplies by pharmacies in March 2020, at the start of the COVID-19 pandemic.

Gross profit as a percentage of sales was 45% for the three months ended March 31, 2021, compared to 74% for the three months ended March 31, 2020. The reason for the decrease in gross profit as a percentage of sales was the cost of the orders of PPE related products in the current period. In 2020, a larger percentage of revenue was generated by the Trxade Platform, which carries no cost of sales.

General and administrative expenses (less stock-based compensation expense) increased for the three months ended March 31, 2021 to $1,853,581, compared to $1,310,823 for the comparable period in 2019. The increase was mainly due to IT development, legal expenses and marketing expenses relating to Bonum Health and MedCheks.

Total stock-based compensation expense increased to $173,985 for the three months ended March 31, 2021, compared to $141,086 for the prior year’s period, due to Board of Directors restricted stock grants.

We had interest expense of $7,264 for the three months ended March 31, 2021, compared to interest expense of $7,924 for the three months ended March 31, 2020, which decreased due to decreases in the amount of outstanding debt we had as of the current period.

Net loss increased to $651,519 for the three months ended March 31, 2021, compared to net income of $180,303, for the three months ended March 31, 2020, mainly due to increased development of the Trxade Platform, Bonum Health and MedCheks start up development.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of March 31, 2021.

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

Integra Pharma Solutions, LLC is a licensed wholesaler of brand, generic and non-drug products to Customers. The Company takes orders for products, creates invoices for each order and recognizes revenue at the time the Customer receives the product. Customer returns are not material. Step One: Identify the contract with the Customer – the Company requires that an application and a credit card for payment be completed by the Customer prior to the first order. Each transaction is evidenced by an order form sent by the Customer and an invoice for the product is sent by the Company. The collection is probable based on the application and credit card information provided prior to the first order. Step Two: Identify the performance obligations in the contract – Each order is distinct and evidenced by the shipping order and invoice. Step Three: Determine the transaction price – The consideration is variable if product is returned. The variability is determined based on the return policy of the product manufacturer. There are no sales or volume discounts. The transaction price is determined at the time of the order evidenced by the invoice. Step Four: Allocate the transaction price – There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – The Revenue is recognized when the Customer receives the product.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

For more information on recently issued accounting standards, see “Note 1 – Organization and Basis of Presentation”, to the Notes to Consolidated Financial Statements included herein under “Part I – Item 1. Financial Statements”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mr. Doss, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “Note 6 – Other Receivables” and “Note 7 – Contingences”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Commission on March 29, 2021 (the “Form 10-K”), under the heading “Risk Factors”, which risk factors are incorporated by reference herein, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2020, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The risk factor in the Form 10-K entitled, “We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.”, is replaced in its entirety by the below:

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

To mitigate the spread of COVID-19, we implemented travel restrictions and remote working arrangements for most of our employees in order to minimize physical contact, and we implemented additional sanitation and personal protection measures. The Company’s employees started working remotely around March 17, 2020, and although productivity did not drop, if it does, it could impact revenues and profitability. The Company’s corporate office is closed through May 31, 2021. The office is expected to open for our management team beginning in June 2021, while our remaining employees will continue to work remotely for the time being. These measures might not fully mitigate COVID-19 risks to our workforce and we could experience unusual levels of absenteeism that might impair operations and delay delivery of products. The COVID-19 pandemic affects product manufacturing, supply and transport availability and cost. The pandemic reduces demand for some products due to delays or cancellations of elective medical procedures, consumer self-isolation and business closures, among other reasons. The COVID-19 pandemic also influences shortages of some products, with product allocation resulting in delivery delays for customers. Additionally, as a result of the recent coronavirus outbreak, various states have adopted price gouging laws. Our failure to comply with such laws and regulations could subject us to claims, penalties, fines or lawsuits.

We have been impacted and may be further impacted by COVID-19 as follows:

●	As a result of COVID-19, various states have adopted price gouging laws. Our failure to comply with such laws and regulations could subject us to claims, penalties, fines or lawsuits;

●	Inventory price fluctuations as a result of supply and demand issues caused by COVID-19 have caused values of inventory to decrease, which has had a direct impact on gross profit and has resulted in a direct write-off of inventory value;

●	Payment Terms with customers may be altered or extended, which would have an impact on current ratios and cash flow; and

●	There have previously been material impairments with respect to goodwill and may be future material impairments and/or affects on right-of-use assets as the evaluation of the long-term impact to delivery of service or physical space assessments changes.

COVID-19 may cause further disruptions to our business, including, but not limited to:

●	causing one or more of our customers to file for bankruptcy protection or shut down, including as a result of broader economic disruption;

●	reducing health system or health plan subscription agreement fees generated, as well as visit fees, by customers or providers, as a result of funding constraints related to loss of revenue or employment;

●	negatively impacting collections of accounts receivable;

●	negatively impacting our ability to facilitate the provision of our telehealth services due to unpredictable demand;

●	negatively impacting our ability to forecast our business’s financial outlook;

●	creating regulatory uncertainty on our telehealth services, if certain restrictions on reimbursement or the practice of medicine across state lines are reintroduced at some point in the future; and

●	harming our business, results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There have been no sales of unregistered securities during the quarter ended March 31, 2021 and from the period from April 1, 2021, to the filing date of this report, which have not previously been disclosed in a prior Quarterly Report on Form 10-Q or a Current Report on Form 8-K, if any.

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

Date: April 26, 2021

By:	/s/ Howard Doss
Howard Doss
Chief Financial Officer (Principal Accounting/Financial Officer)

Date: April 26, 2021

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1*	Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement
10.2*	Trxade Group, Inc. 2019 Equity Incentive Plan Stock Option Agreement
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

