Form 10-Q
period 2021-06-30
TRxADE HEALTH, INC
filed 2021-07-26
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

Commission File Number: 001-39199

TRxADE HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3840 Land O’ Lakes Blvd.
Land O’ Lakes, Florida	34639
(Address of principal executive offices)	(Zip code)

(800) 261-0281

(Registrant’s telephone number, including area code)

Trxade Group, Inc.

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There were 8,161,457 shares of the registrant’s common stock outstanding on July 22, 2021, and no shares of preferred stock outstanding.

TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended June 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. In particular, as discussed in greater detail below, our financial condition and results could be materially adversely affected by the continued impacts and disruptions caused by the novel coronavirus (COVID-19) global pandemic and governmental responses thereto. Therefore, actual results may differ materially and adversely from those expressed in any forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed elsewhere in this Report, including under “Risk Factors”, and in other reports the Company files with the Securities and Exchange Commission (“SEC”), including the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 29, 2021 (under the heading “Risk Factors” and in other parts of that report).

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	We have in the past been adversely affected by COVID-19 and may continue to be adversely affected by COVID-19 and/or governmental responses thereto;

●	We were recently unprofitable, we have recently generated net losses, and we may incur losses in the future;

●	We may need additional financing in the future, which may not be available on favorable terms, if at all;

●	We may not be able to manage our future growth;

●	Many of our competitors are better established and have resources significantly greater than ours;

●	We will need to expand our member base or our profit margins to attain profitability;

●	We face risks associated with our operations within the pharmaceutical distribution market;

●	We are dependent on our current management;

●	We rely on third party contracts, which may not be renewed or may be terminated;

●	We are currently facing and may in the future face difficulties in sourcing products and inventory due to a variety of causes;

●	We have in the past, and may in the future, not be able to sell our inventory, at or above the price we acquired such inventory for, have in the past, and may in the future, be forced to write-down inventory;
●	We may not receive products or receive refunds for deposited amounts and may experience losses in connection with such deposits;

●	We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate;

●	Our business and operations depend on the proper functioning of information systems, critical facilities and distribution networks and a disruption, cyber-attack, failure or destruction of such networks, systems, or technologies may disrupt our business or result in liability;

●	There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences;

●	We face risks associated with our business in the telehealth market, including risks associated with legal challenges, relationships with third parties and affiliated professionals, our network of qualified providers, competition for services; new technologies, failure to develop widespread brand awareness and regulatory risks;

●	The health passport market may not achieve and sustain high levels of demand, consumer acceptance and market adoption;

●	The health passport market is rapidly changing and the need for such services will continue to change; the Company’s health passport application and services may not be adopted, may not ultimately be needed, and may be incompatible with other offerings and/or more widely adopted products;

●	Our certificate of incorporation limits the liability of our officers and directors and provides for indemnification rights;

●	We incur significant costs to ensure compliance with U.S. and NASDAQ Capital Market reporting and corporate governance requirements;

●	We may not be able to comply with NASDAQ’s continued listing standards;

●	Regulatory changes that affect our distribution channels could harm our business;

●	Healthcare fraud laws are often vague and uncertain, exposing us to potential liability;

●	New and expanded laws or regulations could have a material adverse effect on our business operations, cash flows or future prospects;

●	The public health crisis involving the abuse of prescription opioid pain medication could have a material negative effect on our business;

●	Consolidation in the U.S. healthcare industry may negatively impact our results of operations;

●	We have identified material weaknesses in our internal control over financial reporting and controls and procedures;

●	There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our comment stock may continue to be volatile;

●	Stockholders may experience dilution to future equity sales, the exercise or conversion of outstanding convertible securities or future transactions;

●	Our Chief Executive Officer and President are our two largest stockholders and, as a result, they can exert control over us and have actual or potential interests that may differ from yours;

●	Risks associated with the JOBS Act and our status as an emerging growth company;

●	Risks associated with future acquisitions, including unknown liabilities and difficulty integrating such acquisitions;

●	Cyber security attacks and website problems;

●	Claims, litigation, government investigations, and other proceedings that may adversely affect our business and results of operations;

●	Other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K and set forth below under “Risk Factors”.

All forward-looking statements speak only at the date of the filing of this Report. The reader should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements we make in this Report are reasonable, we provide no assurance that these plans, intentions or expectations will be achieved. We disclose important factors that could cause our actual results to differ materially from our expectations under “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2020. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf. We do not undertake any obligation to update or revise publicly any forward-looking statements except as required by law, including the securities laws of the United States and the rules and regulations of the SEC.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRxADE HEALTH, INC.

Consolidated Balance Sheets

June 30, 2021, and December 31, 2020

(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current Assets
Cash	$4,519,983	$5,919,578
Accounts Receivable, net	1,504,037	805,043
Inventory	139,117	1,257,754
Prepaid Assets	373,030	151,248
Other Receivables	-	1,087,675
Total Current Assets	6,536,167	9,221,298

Property Plant and Equipment, Net	15,006	162,397

Other Assets
Deposits	21,636	21,636
Right of use leased assets	323,221	387,371

Total Assets	$6,896,030	$9,792,702

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$168,374	$256,829
Accrued Liabilities	377,049	219,256
Current Portion Lease Liabilities	90,628	131,153
Customer Deposits	-	10,000
Notes Payables– Related Party	225,000	225,000
Total Current Liabilities	861,051	842,238

Long Term Liabilities
Other Long-Term Liabilities — Leases	248,002	271,306
Total Liabilities	1,109,053	1,113,544

Stockholders’ Equity
Series A Preferred Stock, $0.00001 par value shares authorized; none issued and outstanding as of June 30, 2021, and December 31, 2020	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 8,161,457 and 8,093,199 shares issued and outstanding as of June 30, 2021, and December 31, 2020, respectively	81	81
Additional Paid-in Capital	19,948,245	19,610,631
Accumulated Deficit	(14,161,349)	(10,931,554)
Total Stockholders’ Equity	5,786,977	8,679,158

Total Liabilities and Stockholders’ Equity	$6,896,030	$9,792,702

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2021, and 2020

(unaudited)

	Three months ended		Six months ended
	2021	2020	2021	2020

Revenues	$1,898,254	6,592,637	4,951,489	8,795,957

Cost of Sales	1,056,863	4,587,865	2,726,787	5,151,049
Gross Profit	841,391	2,004,772	2,224,702	3,644,908

Operating Expenses
Loss on Inventory Investment	1,225,141	-	1,225,141	-
General and Administrative	2,185,838	2,540,049	4,213,404	3,991,958

Operating (Loss) Income	(2,569,588)	(535,277)	(3,213,843)	(347,050)

Interest Expense	(8,688)	(7,310)	(15,952)	(15,234)
Net (Loss) Income	$(2,578,276)	$(542,587)	$(3,229,795)	$(362,284)

Net (Loss) Income per Common Share – Basic and Diluted:	$(0.32)	$(0.07)	$(0.40)	$(0.05)

Weighted average Common Shares Outstanding – Basic and Diluted	8,122,206	7,580,977	8,107,864	7,324,512

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Six Months Ended June 30, 2021, and 2020

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	-	$-	8,093,199	$81	$19,610,631	$(10,931,554)	$8,679,158
Common Stock issued for Services	-	-	-	-	98,247	-	98,247
Options Expense	-	-	-	-	75,738	-	75,738
Net Income (Loss)	-	-	-	-	-	(651,519)	(651,519)
Balance at March 31, 2021	-	$-	8,093,199	$81	$19,784,616	$(11,583,073)	$8,201,624
Common Stock issued for Services	-	-	37,905	-	100,416	-	100,416
Options Exercised for Cash	-	-	30,353	-	1,821	-	1,821
Options Expense	-	-		-	61,392	-	61,392
Net Income (Loss)	-	-	-	-	-	(2,578,276)	(2,578,276)
Balance at June 30, 2021	-	$-	8,161,457	$81	$19,948,245	$(14,161,349)	$5,786,977

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	-	$-	6,539,415	$65	$12,535,655	$(8,395,503)	$4,140,217
Common Stock issued from offering	-	-	922,219	10	5,994,414	-	5,994,424
Fractional shares issued due to reverse split	-	-	40	-	-	-	-
Stock Issuance Costs	-	-	-	-	(820,586)	-	(820,586)
Options Exercised for Cash	-	-	167	-	501	-	501
Warrants Exercised for Cash	-	-	22,529	-	1,352	-	1,352
Warrants Expense	-	-	-	-	79,089	-	79,089
Options Expense	-	-	-	-	61,997	-	61,997
Net Income	-	-	-	-	-	180,303	180,303
Balance at March 31, 2020	-	$-	7,484,370	$75	$17,852,422	$(8,215,200)	$9,637,297

Common Stock Issued for Services	-	-	217,965	2	829,865	-	829,867
Warrants Exercised for Cash	-	-	360,002	4	21,596	-	21,600
Warrants Expense	-	-	-	-	21,294	-	21,294
Options Expense	-	-	-	-	183,906	-	183,906
Net Loss	-	-	-	-	-	(542,587)	(542,587)
Balance at June 30, 2020	-	$-	8,062,337	$81	$18,909,083	$(8,757,787)	$10,151,377

The accompanying notes are an integral part of the unaudited consolidated financial statements

TRxADE HEALTH, INC.

Consolidated Statements of Cash Flows

For the Six months ended June 30, 2021, and 2020

(unaudited)

	2021	2020

Operating Activities:
Net Income (Loss)	$(3,229,795)	$(362,284)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation Expense	3,500	2,500
Options expense	137,130	245,903
Warrant Expense	-	100,383
Common Stock Issued for Services	198,663	829,867
Bad Debt Expense	(10,000)	9,000
Loss on Inventory Investments	1,225,141	-
Amortization of right of use asset	64,150	47,799
Changes in operating assets and liabilities:
Accounts Receivable	(688,994)	(2,761,331)
Prepaid Assets and other Current Assets	(221,782)	(217,615)
Inventory	1,118,637	(1,762,113)
Deposits for Inventory Purchases	-	(309,000)
Other Receivables	6,425	-
Lease Liability	(63,829)	(42,477)
Accounts Payable	(88,455)	(17,871)
Customer Deposits	(10,000)	3,574
Accrued Liabilities and Other Liabilities	157,793	250,998
Net Cash used in operating activities	(1,401,416)	(3,982,667)

Investing Activities:
Purchase of Fixed Assets	-	(23,505)
Net Cash used in Investing activities	-	(23,505)

Financing Activities:
Stock Issuance Costs	-	(732,355)
Proceeds from exercise of Warrants	-	22,952
Proceeds from exercise of Stock Options	1,821	501
Proceeds from Issuance of Common Stock	-	5,994,424
Net Cash provided by financing activities	1,821	5,285,522

Net increase (decrease) in Cash	(1,399,595)	1,279,350
Cash at Beginning of the Period	5,919,578	2,871,694
Cash at End of the Period	$4,519,983	$4,151,044

Supplemental Cash Flow Information
Cash Paid for Interest	$4,702	$3,984
Cash Paid for Income Taxes	$-	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Notes to Unaudited Consolidated Financial Statements

For the Six months ended June 30, 2021, and 2020

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

TRxADE HEALTH, INC. (“we”, “our”, “Trxade”, and the “Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, Alliance Pharma Solutions, LLC, Bonum Health, LLC and MedCheks, LLC. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in May 2013. Community Specialty Pharmacy was acquired in October 2018.

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

Bonum Health, LLC, was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in November 2019 and was expected to be operational in April 2020; however, due to the COVID-19 pandemic the Company does not anticipate installations moving forward, and has taken a write off of the hubs purchased at June 30, 2021, in Loss on Inventory Investments of $143,891. The Bonum Health mobile application is available on a subscription basis, primarily as a stand-alone telehealth software application that can be licensed on a business-to-business (B2B) model to clients as an employment health benefit for the clients’ employees.

MedCheks, LLC, was formed in January 2021 and is a patient-centered, digital, precision healthcare platform that lets patients consolidate and control their health data via a digital Health Passport. The digital Health Passport allows users to share their health profile, tests and vaccinations simply and safely. Secured in a blockchain, the Health Passport includes health and vaccination status verification via a QR code (a two-dimensional machine-readable optical label), which is available for travel, entry into stadiums, concert venues, events, offices, industrial plants, warehouses, and other physical access points. MedCheks Health Passport stores all of a user’s health records securely in one place. The Health Passport App has encountered head winds as the governments…local, national and international…continue to change the requirements regarding COVID-19, which include testing and mask mandates. We are evaluating the next steps needed for any additional roll-out.

Basis of Presentation - The accompanying unaudited interim consolidated financial statements of Trxade Health, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 29, 2021.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2020, as reported in the Company’s Annual Report on Form 10-K have been omitted.

Accounts Receivable – The Company’s receivables are from customers and are typically collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six-months ended June 30, 2021, and 2020, bad debt expense was $0, and $9,000, collectively, and recovery of bad debt was $10,000 and $0, respectively.

The Company has a concentration in Account Receivable with a single customer for the amount of $630,000 which has been owed for over 90 days. The Company has obtained additional collateral and believes the amount is collectible, and no allowance has been recorded.

Income (loss) Per Common Share – Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of June 30, 2021, the number of warrants outstanding is 75,875 and the number of options outstanding is 432,164.

The following table sets forth the computation of basic and diluted Income (Loss) per Share:

	For three months ended June 30,		For six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net (Loss) Income	$(2,578,276)	$(542,587)	$(3,229,795)	$(362,284)

Numerator for basic and diluted EPS - income available to common Shareholders	(2,578,276)	$(542,587)	(3,229,795)	$(362,284)

Denominator:
Denominator for basic and diluted EPS – Weighted average shares	8,122,206	7,580,977	8,107,864	7,324,512

Basic and Diluted (Loss) Income per common share	$(0.32)	$(0.07)	$(0.40)	$(0.05)

NOTE 2– SHORT TERM DEBT – RELATED PARTIES

In October 2018, in connection with the acquisition of Community Specialty Pharmacy, LLC, a $300,000 promissory note was issued to Nikul Panchal, a non-executive officer of the Company, accruing simple interest at the rate of 10% per annum, payable annually, and having a maturity date on October 15, 2021. In October 2019, $75,000 of the note was converted into 25,000 common shares at $3.00 per share, leaving $225,000 of principal owed under the promissory note. There was a loss recognized on this conversion of $76,500.

At June 30, 2021, and December 31, 2020, total related party debt was $225,000.

NOTE 3 – STOCKHOLDERS’ EQUITY

2020 Equity Compensation Awards

On April 14, 2020, the Compensation Committee approved the grant of (a) 5,000 shares of restricted common stock to the Company’s legal counsel; and (b) 12,500 shares of restricted common stock to Howard A. Doss, the Company’s Chief Financial Officer, which shares vest at the rate of ¼th of such shares on July 1 and October 1, 2020, and January 1 and April 1, 2021. The shares have a fair value of $107,100 and the Company recognized stock-based compensation expense of $26,775 for the six months ended June 30, 2021.

On April 14, 2020, the three independent members of the Board of Directors (Mr. Donald G. Fell, Dr. Pamela Tenaerts, and Mr. Michael L. Peterson), were each awarded 8,987 shares of restricted stock, which vest at the rate of ¼th of such shares on July 1 and October 1, 2020, and January 1 and April 1, 2021. The shares have a fair value of $165,000 and the Company recognized stock-based compensation expense of $41,250 for the six months ended June 30, 2021.

2021 Equity Compensation Awards

On April 15, 2021, the Board of Directors, with the recommendation of the Compensation Committee, approved the grant of options to purchase an aggregate of 17,500 shares of our common stock to certain employees of the Company, in consideration for services to be rendered by such individuals through 2025. The options vest at the rate of ¼th of such options per year, on the first, second, third and fourth anniversaries of the grant date, subject to such option holders continuing to provide services to the Company on such dates, subject to the terms of the Company’s Second Amended and Restated 2019 Equity Incentive Plan (the “Plan”) and the option agreements entered into evidence such grants. The options were granted pursuant to, and are subject to, the Plan, and have a term of five years from the grant date. The options have an exercise price of $4.76 per share, the closing price of the Company’s common stock on the date of the grant of such options.

In connection with and pursuant to the independent director compensation policy previously adopted by the Board of Directors, on April 15, 2021, the then three independent members of the Board of Directors (Mr. Donald G. Fell, Dr. Pamela Tenaerts, and Mr. Michael L. Peterson), were each awarded 10,721 shares of restricted stock, valued at $55,000 ($5.13 per share) based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant, April 1, 2021, which vest at the rate of ¼th of such shares on July 1 and October 1, 2021 and January 1 and April 1, 2022, subject to such persons continuing to provide services to the Company on such dates, subject to the terms of the Plan and the Restricted Stock Grant Agreements entered into to evidence such awards. The shares have a fair value of $165,000 and the Company recognized stock-based compensation expense of $41,250 for the six months ended June 30, 2021. Common Shares totaling 16,082 were cancelled on May 27, 2021, when the director services of Mr. Peterson and Ms. Tenaerts were terminated.

The Board of Directors of the Company, on May 27, 2021, confirmed the vesting of 2,680 shares of common stock previously issued to each of Michael L. Peterson and Dr. Pamela Tenaerts on July 1, 2021, which were subject to forfeiture subject to such persons continued service on the Board of Directors prior to the vesting date.

In connection with and pursuant to the independent director compensation policy previously adopted by the Board of Directors, on May 27, 2021, the Board of Directors awarded Charles L. Pope, and Christine L. Jennings, each independent members of the Board of Directors appointed to the Board of Directors on May 27, 2021, 10,912 shares of restricted stock each, valued at $41,250 each ($3.78 per share) based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant, May 27, 2021, which vest at the rate of 1/3rd of such shares on October 1, 2021 and January 1 and April 1, 2022, subject to such persons continuing to provide services to the Company on such dates.

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

Stock Repurchase Program

On May 27, 2021, the Board of Directors of the Company authorized and approved a share repurchase program for up to $1 million of the currently outstanding shares of the Company’s common stock. There is no time frame for the repurchase program, and such program will remain in place until a maximum of $1.0 million of the Company’s common stock has been repurchased or until such program is suspended or discontinued by the Board of Directors. As of June 30, 2021, no shares have been repurchased.

NOTE 4 – WARRANTS

For the six-month period ended June 30, 2021, no warrants were granted and warrants to purchase 6,876 shares of common stock expired.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant.

The compensation cost related to the warrants granted was $0 and $100,383 for the six months ended June 30, 2021, and 2020, respectively.

The Company’s outstanding and exercisable warrants as of June 30, 2021, are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of December 31, 2020	82,751	$1.33	2.73	$352,951
Warrants granted	-	$-	-	-
Warrants expired or forfeited	(6,876)	$9.00	-	-
Warrants exercised	-	$-	-	-

Warrants Outstanding as of June 30, 2021	75,875	$0.64	2.45	$286,939
Warrants Exercisable as of June 30, 2021	53,347	$0.88	1.25	$188,717

NOTE 5 – OPTIONS

The Company maintains stock option plans under which certain employees are awarded option grants based on a combination of performance and tenure. The stock option plans provide for the grant of up to 2,333,333 shares, and the Company’s Second Amended and Restated 2019 Equity Incentive Plan provides for automatic increases in the number of shares available under such plan (currently 2,000,000 shares) on April 1st of each calendar year, beginning in 2021 and ending in 2029 (each a “Date of Determination”), in each case subject to the approval and determination of the administrator of the plan (the Board of Directors or Compensation Committee) on or prior to the applicable Date of Determination, equal to the lesser of (A) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the administrator. The administrator did not approve an increase in the number of shares covered under the plan as of April 1, 2021.

For the six-month period ended June 30, 2021, options to purchase 36,700 shares were granted, none were forfeited, and none expired. The options granted during the period vest over a four-year period, the weighted average exercise price was $5.74 per share and the options have a term of 5 years. For the six-month period ended June 30, 2021, options to purchase 30,353 shares of common stock were exercised, for 30,353 shares of common stocks resulting in proceeds of $1,821.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of the grant. The following table summarizes the assumptions used to estimate the fair value of the stock options granted during the quarter ended June 30, 2021:

Expected dividend yield	0%
Weighted-average expected volatility	102-207%
Weighted-average risk-free interest rate	0.25%
Expected life of options	5 years

Total compensation cost related to stock options granted was $137,130 and $245,903 for the six-months ended June 30, 2021, and 2020, respectively.

The following table represents stock option activity for the six-month period ended June 30, 2021:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2020	425,817	$4.44	5.33	$597,322
Options Exercisable as of December 31, 2020	282,167	$4.52	4.56	$384,226
Options granted	36,700	$5.74	4.69	-
Options forfeited	-	$-	-	-
Options expired	-	$-	-	-
Options exercised	(30,353)	$0.06	-	-

Options Outstanding as of June 30, 2021	432,164	$4.86	5.15	$267,985
Options Exercisable as of June 30, 2021	287,840	$4.93	4.77	$166,419

NOTE 6 – OTHER RECEIVABLES

In July 2020, the Company’s wholly-owned subsidiary, Integra Pharma Solutions, LLC (“Integra”), entered into an agreement with Studebaker Defense Group, LLC (“Studebaker”) wherein Integra would pay Studebaker a down payment of $500,000 and Studebaker would deliver 180,000 boxes of nitrile gloves by August 14, 2020. Integra wired the $500,000 to Studebaker, but to date, Studebaker has not delivered the gloves or provided a refund of the deposit. In December 2020, we filed a complaint against Studebaker in Florida state court, Case No. 20-CA-010118 in the Circuit Court for the Thirteenth Judicial Circuit in Hillsborough County, for among other things, breach of contract. Studebaker did not answer the complaint, nor did counsel for Studebaker file an appearance. Accordingly, in February 2021 the Company filed for a default judgment; however, on March 22, 2021, counsel for Studebaker filed an appearance and shortly thereafter filed a motion to vacate the default judgment and dismiss the complaint on jurisdictional grounds. The court granted Studebaker’s motion to set aside the default judgement but denied the motion to dismiss. Studebaker then filed an answer and affirmative defenses, and we filed a motion to strike their affirmative defenses. The court has not yet ruled, but the discovery phase of the litigation has commenced. The Company believes it will prevail on the merits but cannot determine the timing of the judgment or the amount ultimately collected. At June 30, 2021, the $500,000 was recorded as Loss on Inventory Investment.

In August 2020, Integra, entered into an agreement with Sandwave Group Dsn Bhd (“Sandwave”), wherein Integra would pay Sandwave a down payment of $581,250 and Sandwave’s supplier, Crecom Burj Group SDN BHD (“Crecom”), would deliver 150,000 boxes of nitrile gloves within 45 days. Integra wired the $581,250 to Sandwave, which in turn wired the purchase price to Crecom, which Crecom accepted; however, to date, Crecom has not delivered the nitrile gloves. Integra demanded return of its $581,250 and Crecom has acknowledged that Integra is entitled to a refund, but to date Crecom has failed to return Integra’s money. In February 2021, Integra filed a complaint against Crecom in Malaysia: Case No. WA-22NCC-55-02/2021 in the High Court of Malaysia at Kuala Lumpur in the Federal Territory, Malaysia for the Malaysian equivalent of breach of contract. Crecom filed an appearance on March 1, 2021. In April 2021, an Application for Summary Judgement was filed with the court, and on May 25, 2021, the Court extracted the sealed application, and a copy thereof was served on Crecom’s attorneys and Crecom, 14 days later, filed an Affidavit in Reply with the court alleging that there are issues to be tried and that this case must go to a full trial. On June 28, 2021, the court directed both parties to file their written submissions/arguments in relation to the application for summary judgment on or before July 12, 2021, and scheduled a hearing thereon for August 26, 2021. If a judgment is entered against Crecom, the process of executing the judgment, and ultimately attempting to collect on the judgment, can take three to six months. The Company believes that it will prevail in the lawsuit filed; but the steps to enforce a judgement in Malaysia, if any, may be cumbersome, time consuming or costly. The Company cannot determine the timing of the judgement, nor the amount ultimately collected. At June 30, 2021, the $581,250 was recorded as Loss on Inventory Investment.

Bonum Health, LLC, was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in November 2019 and was expected to be operational in April 2020; however, due to the COVID-19 pandemic the Company does not anticipate installations moving forward and has taken a write off of the hubs purchased on June 30, 2021, in Loss on Inventory Investments of $143,891.

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

However, in September 2020, the plaintiffs filed a similar complaint (alleging substantially similar facts) in the United States District Court for the Middle District of Florida, Tampa Division (Case 8:20-cv-02263), against the same defendants but adding Westminster Pharmaceuticals, LLC, our former wholly-owned subsidiary (“Westminster”), and raising claims for alleged fraud under Section 10(b) and Rule 10b-5 of the Exchange Act; joint and several liability under 15 U.S.C. Code 78t (against Trxade, Inc.); fraudulent transactions of securities under the Florida Securities Act (against all of the defendants except Trxade); and sale of unregistered securities under the Florida Securities Act (against all of the defendants except Trxade). The total amount of damages sought is unclear but is thought to be in excess of $425,000. To the Company’s and Mr. Ajjarapu’s knowledge, the complaint has no merit whatsoever and each of the Company and Mr. Ajjarapu intend to defend themselves and oppose the relief sought in the complaint. The Company is not currently accused of any direct misconduct; instead, the Company is alleged to be liable for the acts of certain or all of the other defendants. The Company would likely only incur liability if some or all of the other defendants were found liable to plaintiffs and the Company is found to be jointly and severally liable for the actions of such other defendant or defendants. The lawsuit claims approximately $450,000 in damages; however, based on facts currently known, the Company assesses the likelihood of any material loss as remote.

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

The Company decided not to renew the corporate office lease (Lease 1) in January 2021; however, the parties subsequently negotiated a one-year lease at the same location. The Company determined that the decision to not renew Lease 1 changed the corresponding lease term which required remeasurement of the lease liability resulting in the reduction of the right-of-use asset and the associated lease liability by $384,110. The reassessment of the lease term did not change the existing classification and the lease is still classified as an operating lease.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of June 30, 2021.

Amounts due within twelve months of June 30
2021	$117,109
2022	49,824
2023	51,327
2024	52,866
2025	54,452
Thereafter	133,300
Total minimum lease payments	458,878
Less: effect of discounting	(120,248)
Present value of future minimum lease payments	338,631
Less: current obligations under leases	90,628
Long-term lease obligations	$248,003

For the six months ended June 30, 2021, and 2020, amortization of Right of Use Assets was $64,150 and $47,799, respectively.

For the six months ended June 30, 2021, and 2020, amortization of Lease Liability was $63,829 and $42,477, respectively.

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

Six Months Ended June 30, 2021	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Other	Total
Revenue	$2,387,360	$832,243	$1,715,466	$16,420	$4,951,489
Gross Profit	$2,387,048	$94,033	$(272,461)	$16,082	$2,224,702
Segment Assets	$1,587,888	$(417,731)	$1,301,196	$4,424,677	$6,896,030
Segment Profit (Loss)	$980,562	$(47,901)	$(1,656,786)	$(2,505,670)	$(3,229,795)

Six Months Ended June 30, 2020	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Other	Total
Revenue	$2,914,537	$870,637	$5,003,523	$7,260	$8,795,957
Gross Profit	$2,914,537	$74,835	$648,276	$7,260	$3,644,908
Segment Assets	$1,793,747	$243,603	$5,041,989	$4,652,944	$11,732,283
Segment Profit (Loss)	$1,872,862	$(72,955)	$369,370	$(2,531,561)	$(362,284)

NOTE 10 – SUBSEQUENT EVENTS

On July 18, 2021 the Board of Directors approved an “at-the-market” offering for the sale of up to $9 million in shares of the common stock under which the Distribution Agent may sell the Offering shares in public market transactions reported on the consolidated tape or privately negotiated transactions which may include block trades pursuant to and in connection with the Company’s previously filed Form S-3 Shelf Registration Statement filed with the Securities and Exchange Commission on August 28, 2020 and declared effective by the Commission on September 3, 2020 (File Number: 333-248473) and the Prospectus Supplement has not been filed with the Commission under Rule 424(b)(5) as of the date of this filing.

On July 18, 2021, our Board of Directors paused the Stock Repurchase Program until the “at-the-market” offering is complete.

On July 22, 2021, our Board of Directors deferred the filing of the “at-the market’ offering and reactivated the Stock Repurchase Program.

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

The market data and certain other statistical information used throughout this Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under, and incorporated by reference in, the section entitled “Risk Factors” of this Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to TRxADE HEALTH, INC., is also based on our good faith estimates.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “Trxade”, refer specifically to TRxADE HEALTH, INC. and its consolidated subsidiaries.

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

Effective May 27, 2021, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, to change the Company’s name to “TRxADE HEALTH, INC.”, which amendment was effective on June 1, 2021.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2021, and 2020.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

We are a health services IT company focused on digitalizing the retail pharmacy experience by optimizing drug procurement, the prescription journey and patient engagement in the U.S and have designed and developed, and now own and operate, a business-to-business web-based marketplace. Our core service brings the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

We began operations as Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) in August of 2010 and spent over two years creating and enhancing our web-based services. The company changed its name on June 1, 2021, from “Trxade Group, Inc” to “TRxADE HEALTH, INC.” Our services provide pricing transparency, purchasing capabilities and other value-added services on a single platform focused on serving the nation’s approximately 21,000 independent pharmacies with annual purchasing power of $78 billion (according to the National Community of Pharmacists Association’s 2018 Digest). Our national wholesale supply partners are able to fulfill orders on our platform in real-time and provide pharmacies with cost-saving payment terms and next-day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). We have expanded significantly since 2015 and now have around 12,700+ registered members on our sales platform.

Company Organization

TRxADE HEALTH, INC. owns 100 percent of Trxade, Inc., and Integra Pharma Solutions, LLC (formerly Pinnacle Tek, Inc.), Alliance Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, Bonum Health, LLC and MedCheks, LLC. The reverse triangular merger of Trxade, Inc. and Trxade Group, Inc. occurred in July 2013. Integra was acquired in July 2013. We acquired 100 percent of Community Specialty Pharmacy, LLC, in October 2018. Alliance Pharma Solutions, LLC was formed in January 2018 and our joint venture with SyncHealth MSO, LLC, which was terminated in February 2020, was formed in January 2019. We acquired our Bonum Health operations in October 2019. Trxade, Inc. is a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. For example, the state of Florida, where the Company’s principal business operations are, issued a ‘stay-at-home’ order effective on April 1, 2020, which remained in place, subject to certain exceptions, through June 2020, when the order was gradually lifted until September 2020, when the order was completely lifted. The U.S. in general and Florida specifically, has recently seen decreases in total new COVID-19 infections as vaccines are now widely available and the number of individuals who have received vaccines has increased; however, it is unknown whether such decreases will continue, new strains of the virus will cause current vaccines to be less effective or whether numbers will increase, and/or whether the state of Florida, or other jurisdictions in which we operate, will issue new or expanded ‘stay-at-home’ orders, or how those orders, or others, may affect our operations.

To date, we have been deemed an essential healthcare technology provider under applicable governmental orders based on the critical nature of the products we offer and the community we serve. As such, our business operations were not materially impacted by the prior restrictions put in place by the State of Florida to slow the spread of COVID-19, which have since expired. Additionally, as shown in our results of operations below, we have to date, not experienced any significant material negative impact to our operations, revenues or gross profit due to COVID-19. We have however been adversely affected by reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that have had a negative impact on our wholesalers, certain technology outsourcing in India and the Philippines and finding qualified staff due to the pandemic, which may become more frequent or material in the future. We are carefully managing our inventory supply network while we work to overcome these hopefully temporary challenges. As a result of the above the full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the continued scope and duration of the global pandemic.

Since the start of the pandemic, we have taken steps to prioritize the health and safety of our employees. The Company’s employees started working remotely around March 17, 2020, and our corporate office was closed through June 30, 2021. The office is expected to open for our management team beginning in July 2021, while our remaining employees will continue to work remotely for the time being.

Currently we believe that we have sufficient cash on hand and will generate sufficient cash through operations and potential future equity sales, to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the ongoing pandemic. We may also raise additional funding in the future through sales of debt or equity through an at-the-market offering “SEE NOTE 10 – SUBSEQUENT EVENTS.

Liquidity and Capital Resources

Cash

Cash was $4,519,983 at June 30, 2021. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	Six months Ended
	June 30, 2021	December 31, 2020	Change	Percent Change
Cash	$4,519,983	$5,919,578	$(1,399,595)	(24%)
Current assets (excluding cash)	2,016,184	3,301,720	(1,285,536)	(40%)
Current liabilities (excluding short term debt)	636,051	617,238	18,813	3%
Short Term Debt	225,000	225,000	-	-
Working Capital	5,675,116	8,379,060	(2,703,944)	(32)%

Our principal sources of liquidity have been cash provided by operations, sales of equity, and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses and acquisitions. We anticipate these uses will continue to be our principal sources of, and uses of, cash in the future.

The decrease in cash as of June 30, 2021, compared to December 31, 2020, was primarily due to increased spending for the IT development and marketing of Bonum TeleHealth, MedCheks Health Passport, DelivMeds and TRxADE Prime.

Liquidity Outlook cash explanation

Cash Requirements

Our primary objectives for the remainder of 2021 are to continue the development of the Trxade Platform, Bonum Health telehealth services and MedCheks health passport, to increase our client base and operational revenue. As a result of our cash generated through operations and the cash raised in the February 2020 underwritten offering, we believe we have sufficient cash to support our operations for the foreseeable future. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all. We may also raise additional funding in the future through the sale of equity. An at-the-market offering was approved by the Board of Directors, SEE NOTE 10 – SUBSEQUENT EVENTS.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses for July 2021 to June 2022	Amount
General and administrative (1)	$9,000,000
Total	$9,000,000

(1)	Includes estimated wages and payroll, legal and accounting, marketing, rent and web development.

We currently anticipate paying the estimated expenses described above through cash on hand and revenues generated from our operations.

We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions, as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve our products and overall customer experience. If in the future we require additional funding, we plan to raise such funds through the sale of debt or equity. which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues. An at-the-market offering was approved by the Board of Directors, SEE NOTE 10 – SUBSEQUENT EVENTS.

We believe that we have adequate cash to implement our plan to operate a business-to-business web-based marketplace focused on the United States pharmaceutical industry. Our core service is designed to bring the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

Since the first quarter of 2020 and through the date of this filing, there has been a global viral outbreak that world governments have responded to with travel and other restrictions, including ‘stay-at-home’ orders, among other steps. The continued extent and duration of business disruptions and related financial impacts from the COVID-19 coronavirus cannot be reasonably estimated at this time; however, our exposure includes potential continued reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that have had a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines in the past and finding qualified staff due to the pandemic In addition, employee sicknesses and remote working environments related to the coronavirus and the federal, state and local responses to such virus, could materially impact our consolidated results for the full year 2021; however, do not currently forecast any material adverse effects on our 2021 operating results due to COVID-19; although the ultimate impact and duration of the pandemic remains unknown. See also “Novel Coronavirus (COVID-19)”, above.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the Six months ended June 30, 2021, and 2020:

	Six months Ended
	June 30, 2021	June 30, 2020	Change	Percent Change
Net (Loss) Income	$(3,229,795)	$(362,284)	$(2,867,511)	(792%)
Net Cash Provided by (used in):
Operating Activities	(1,401,416)	(3,982,667)	2,581,251	65%
Investing Activities	-	(23,505)	23,505	100%
Financing Activities	1,821	5,285,522	(5,283,701)	(100)%
Net increase (decrease) in cash	$(1,399,595)	$1,279,350	$(2,678,945)	$(209)%

Cash used in operations for the six months ended June 30, 2021, was $1,401,416, compared to cash used in operations for the six months ended June 30, 2020, of $3,982,667. The decrease in cash as of June 30, 2021, compared to June 30, 2020, was due to cash used in operations for the IT development and marketing of Bonum TeleHealth and MedCheks Health Passport and a decrease in revenue.

There was no cash used in investing activities for the six months ended June 30, 2021. Cash used in investing activities for the six months ended June 30, 2020, was $23,505, which was associated with the purchase of fixed assets.

Cash provided by financing activities for the six months ended June 30, 2021, was $1,821, which was solely due to the exercise of stock options, compared to cash provided in financing activities for the six months ended June 30, 2020, which was $5,285,522. Cash provided by financing activities for the six months ended June 30, 2020, included the sale of common stock in the February 2020 underwritten offering which generated $5,994,424 of proceeds and approximately $5.26 million in cash to the Company after expenses and the exercise of warrants and options which generated cash of $23,453.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended June 30, 2021, Compared to Three Month Period Ended June 30, 2020

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	Percent Change

Revenues	$1,898,254	$6,592,637	$(4,694,383)	(71.2%)
Cost of Sales	1,056,863	4,587,865	(3,531,022)	(77.0%)

Gross Profit	841,391	2,004,772	(1,163,381)	(58.0%)
Operating Expenses:
Loss on Inventory Investment	1,225,141	-	1,225,141	100%
General and Administrative (less stock- based compensation expense)	2,024,030	1,504,676	519,354	34.5%
Stock-Based Compensation Expense	161,808	1,035,373	(873,565)	(84.4%)
Total General and Administrative/Operating Expense	3,410,979	2,540,049	870,930	34.3%

Interest Expense	(8,688)	(7,310)	(1,378)	18.9%

Net Income (Loss)	$(2,578,276)	$(542,587)	$(2,035,689)	(375.2%)

Our revenues for the three months ended June 30, 2021, were from the Trxade platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues decreased by $4,694,383, compared to the prior period. The decrease was a result of non-recurring sales of personal protective equipment (PPE) in 2020 related to the COVID-19 pandemic. In Trxade, Inc., revenue decreased by 17.5% to $1,150,710 for the three months ended June 30, 2021, compared to $1,394,629, in the prior year’s period. The decrease was mainly as a result of supply chain issues for generic drugs selling on the platform, which carry higher fee revenue than brands. The pandemic has created supply issues for wholesalers and the generic product supply.

Cost of goods sold, and gross profit were $1,056,863 and $841,391 for the three-month period ended June 30, 2021, respectively, and for the three-month period ended June 30, 2020, were $4,587,865 and $2,004,772, respectively.

Gross profit as a percentage of sales was 44% for the three months ended June 30, 2021, compared to 30% for the three months ended June 30, 2020. The reason for the increase in gross profit as a percentage of sales was a result of fewer lower margin Personal Protective Equipment (“PPE”) sales in 2021. There was an inventory write down included in Cost of Sales of $383,000 of PPE related product during the three months ending June 30, 2021, compared to no write-down during the three months ended June 30, 2020. Gross profit decreased during the current period due to the decrease in sales discussed above, coupled with the decrease in cost of sales, also as discussed above.

General and administrative expenses (less stock-based compensation expense) increased for the three months ended June 30, 2021, to $2,024,030 compared to $1,504,676 for the comparable period in 2020. The increase was mainly due to IT development and marketing expenses relating to Bonum Health and MedCheks.

Total stock-based compensation expense decreased by 84.4% for the three months ended June 30, 2021, compared to the prior year’s period due to no management stock bonuses being granted during the period, as described in greater detail above under “Part I. Financial Statements – Item 1. Financial Statements” – “NOTE 3 – SHAREHOLDERS’ EQUITY”.

We had $1,225,141 of Loss on Inventory Investment for the quarter ended June 30, 2021, in connection with Inventory deposits and write-downs of our Bonum Health Hubs as described in greater detail in “NOTE 6 – OTHER RECEIVABLE”,

We had interest expense of $8,688 for the three months ended June 30, 2021, compared to interest expense of $7,310 for the three months ended June 30, 2020, which decreased due to decreases in the amount of outstanding debt we had as of the current period.

Net loss increased $2,035,689, to a net loss of $2,578,276 for the three months ended June 30, 2021, compared to a net loss of $542,587 for the three months ended June 30, 2020, mainly due to the IT development and marketing of the Trxade Platform, Bonum Health and MedCheks start-up development, loss on inventory investments, legal expenses and inventory write downs, as described in greater detail above under “Part I. Financial Statements – Item 1. Financial Statements” – “NOTE 6 – OTHER RECEIVABLE”, as well as the decrease in revenues, offset by the decrease in cost of sales, each described in greater detail above.

Six Month Period Ended June 30, 2021, Compared to Six Month Period Ended June 30, 2020

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	Percent Change

Revenues	$4,951,489	$8,795,957	$(3,844,468)	(43.7%)
Cost of Sales	2,276,787	5,151,049	(2,424,262)	(47.1%)

Gross Profit	2,224,702	3,644,908	(1,420,206)	(39.0%)
Operating Expenses:
Loss on Inventory Investment	1,225,141	-	1,225,141	100%
General and Administrative (less stock-based compensation Expense)	3,877,611	2,815,805	1,061,806	37.7%
Stock-Based compensation Expense	335,793	1,176,153	(840,360)	(71.4%)
Total General and Administrative/Operating Expense	5,438,545	3,991,958	1,446,587	36.2%

Interest Expense	(15,952)	(15,234)	(718)	(4.7%)

Net Income (Loss)	$(3,229,795)	$(362,284)	$(2,867,511)	(791.5%)

Our revenues for the six months ended June 30, 2021, were from the Trxade platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues decreased by $3,844,468 compared to the prior period. Integra Pharma Solutions revenue decreased by 65.7% to $1,715,466 for the six months ended June 30, 2021, compared to $5,003,524 in the prior year’s period. The decrease was a result of non-recurring sales of personal protective equipment (PPE) in 2020 related to the COVID-19 pandemic. In Trxade, Inc., revenue decreased by 18.1% to $2,387,360 for the six months ended June 30, 2021, compared to $2,914,537, in the prior year’s period. The decrease was mainly as a result of supply chain issues for generic drugs selling on the platform, which carry higher fee revenue than brands. The pandemic has created supply issues for wholesalers and the generic product supply.

Cost of sales and gross profit were $2,276,787 and $2,224,702 for the six months ended June 30, 2021, respectively, and $5,151,049 and $3,644,908 for the six months ended June 30, 2020, respectively. As sales for PPE decreased in 2021, the cost of sales also decreased.

Gross profit as a percentage of sales was 45% for the six months ended June 30, 2021, compared to 41% for the six months ended June 30, 2020. The reason for the increase in gross profit as a percentage of sales was a result of a greater amount of sales from the Trxade platform, which carries a higher gross margin.

General and administrative expenses (less stock-based compensation expense) increased for the six months ended June 30, 2021, to $3,877,611, compared to $2,815,805 for the comparable period in 2020. The increase was mainly due to IT development and marketing expenses related to Bonum Health and MedCheks and legal expenses.

Total stock-based compensation expense decreased to $335,793 for the six months ended June 30, 2021, compared to $1,176,153 for the prior year’s period, due to no management stock bonuses being granted in the current period. Stock-based compensation is described in greater detail above under “Part I. Financial Statements – Item 1. Financial Statements” – “NOTE 3 – SHAREHOLDERS’ EQUITY”.

We had $1,225,141 of Loss on Inventory Investment for the six months ended June 30, 2021, in connection with Inventory deposits and our write-down of our Bonum Health Hubs as described in greater detail in “NOTE 6 – OTHER RECEIVABLES”.

We had interest expense of $15,952 for the six months ended June 30, 2021, compared to interest expense of $15,234 for the six months ended June 30, 2020.

Net loss increased by $2,867,511, to a net loss of $3,229,795 for the six months ended June 30, 2021, compared to net loss of $362,284 for the six months ended June 30, 2020, mainly due to the IT development and marketing of the Trxade Platform, Bonum Health and MedCheks start-up development, loss on inventory investments, legal expenses and inventory write downs, as described in greater detail above under “Part I. Financial Statements – Item 1. Financial Statements” – “NOTE 6 – OTHER RECEIVABLES”, as well as the decrease in revenues, offset by the decrease in cost of sales, each described in greater detail above.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of June 30, 2021.

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

Trxade, Inc. provides an online web-based buying and selling platform for licensed pharmaceutical wholesalers (“Suppliers”) to sell products and services to licensed pharmacies (“Customers”). Trxade, Inc. charges Suppliers a transaction fee, a percentage of the purchase price of the prescription drugs and other products sold through its website service. Fulfillment of confirmed orders, including delivery and shipment of prescription drugs and other products, is the responsibility of the Supplier, not Trxade, Inc. Trxade, Inc. holds no inventory and assumes no responsibility for the shipment or delivery of any products or services from our website. Trxade, Inc. considers itself an agent for this revenue stream and as such, reports revenue as net. Step One: Identify the contract with the Customers – Trxade, Inc.’s Terms and Use “Agreement,” which outlines the terms and conditions between Trxade, Inc. and the Supplier, is acknowledged and agreed to by the Supplier. Collection is probable based on a credit evaluation of the Supplier. Step Two: Identify the performance obligations in the Agreement – Trxade, Inc. provides the Supplier access to the online website, ability to upload catalogs of products and Dashboard access to review status of inventory as well as posted and processed orders. The Agreement requires the Supplier to post a catalog of pharmaceuticals on the platform, deliver the pharmaceuticals and, upon shipment, remit the stated platform fee. Step Three: Determine the transaction price – the Agreement outlines the fee, which is based on the type of product: generic, brand or non-drug. There are no discounts for volume transactions or early payment of invoices. Step Four: Allocate the transaction price – the Agreement details the fee: There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – revenue is recognized upon Supplier’s fulfillment of the applicable order.

Integra Pharma Solutions, LLC (“Integra LLC”) is a licensed wholesaler of brand, generic and non-drug products to Customers. Integra LLC takes orders for products, creates invoices for each order and recognizes revenue at the time the Customer receives the product. Customer returns are not material. Step One: Identify the contract with the Customer – Integra LLC requires that an application and a credit card for payment be completed by the Customer prior to the first order. Each transaction is evidenced by an order form sent by the Customer and an invoice for the product is sent by Integra LLC. The collection is probable based on the application and credit card information provided prior to the first order. Step Two: Identify the performance obligations in the contract – Each order is distinct and evidenced by the shipping order and invoice. Step Three: Determine the transaction price – The consideration is variable if product is returned. The variability is determined based on the return policy of the product manufacturer. There are no sales or volume discounts. The transaction price is determined at the time of the order evidenced by the invoice. Step Four: Allocate the transaction price – There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – The Revenue is recognized when the Customer receives the product.

Community Specialty Pharmacy, LLC (“CSP”) is a licensed retail pharmacy. CSP fills prescriptions for drugs written by a doctor and recognizes revenue at the time the patient confirms delivery of the prescription. Customer returns are not material. Step One: Identify the contract with the Customer – The prescription is written by a doctor for a patient and presented by the patient to the Customer and is in turn delivered to CSP. The prescription identifies the performance obligations in the contract. CSP fills the prescription and delivers to the Customer the drugs, fulfilling the contract. The collection is probable because there is confirmation that the patient has insurance for reimbursement to CSP prior to filling of the prescription. Step Two: Identify the performance obligations in the contract – Each prescription is distinct to the Customer. Step Three: Determine the transaction price – The consideration is not variable. The transaction price is determined to be the price of prescription at the time of delivery which considers the expected reimbursements from third party payors (e.g., pharmacy benefit managers, insurance companies and government agencies). Step Four: Allocate the transaction price – The price of the prescription invoiced represents the expected amount of reimbursement from third party payors. There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – Revenue is recognized after the delivery of the prescription.

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

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION”, to the Notes to Consolidated Financial Statements included herein under “Part I– Item 1. Financial Statements”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mr. Doss, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “Item 1. Legal Proceedings” of this Form 10-Q from, “Part I – Item 1. Financial Statements” in the Notes to Consolidated Financial Statements in “NOTE 6 – OTHER RECEIVABLES” and “NOTE 7 – CONTINGENCIES”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

During 2020 and continuing into 2021, there has been a widespread worldwide impact from the COVID-19 pandemic, and we have been, and may in the future be, adversely affected as a result. Numerous government regulations and public advisories, as well as shifting social behaviors, have temporarily limited or closed non-essential transportation, government functions, business activities, and person-to-person interactions, and the duration of such trends is difficult to predict. The outbreak of the COVID-19 coronavirus, the global response to such coronavirus, including travel restrictions and quarantines that governments are instituting, has adversely affected our operations, may continue to have an adverse effect on our operations, and/or may have a significant negative impact on our results of operations, the production of pharmaceuticals and our ability to timely obtain pharmaceuticals for resale. Currently, we are experiencing reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that are having a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines and finding qualified staff due to the pandemic. Notwithstanding the above disruptions, our results of operations have not, to date, been materially adversely affected by the pandemic. However, if we continue to experience production difficulties, quality control problems or further shortages in supply of pharmaceuticals in the future, this could harm our business and results of operations, any of which could have a material adverse effect on our operations and the value of our securities. In addition, employee sicknesses and remote working environments, and the potential negative effect thereof on productivity and internal controls, related to the coronavirus and the federal, state and local responses to such virus, could materially impact our consolidated results for the year for 2021 and beyond. The COVID-19 outbreak could also restrict our access to capital such as credit facilities and lead to material nonrecurring charges, write-downs, impairments and expenses. The Company is actively and continually monitoring the pandemic’s effect on our businesses and endeavoring to adapt quickly in real time to meet the rapidly changing demands of our Customers and Suppliers.

To mitigate the spread of COVID-19, we implemented travel restrictions and remote working arrangements for most of our employees in order to minimize physical contact, and we implemented additional sanitation and personal protection measures. The Company’s employees started working remotely around March 17, 2020, and although productivity did not drop, if it does, it could impact revenues and profitability. The Company’s corporate office was closed through June 30, 2021. The office is expected to open for our management team beginning in July 2021, while our remaining employees will continue to work remotely for the time being. These measures might not fully mitigate COVID-19 risks to our workforce, and we could experience unusual levels of absenteeism that might impair operations and delay delivery of products. The COVID-19 pandemic affects product manufacturing, supply and transport availability and cost. The COVID-19 pandemic also influences shortages of some products, with product allocation resulting in delivery delays for customers. Additionally, as a result of the coronavirus outbreak, various states have adopted price gouging laws. Our failure to comply with such laws and regulations could subject us to claims, penalties, fines or lawsuits.

We have been impacted and may be further impacted by COVID-19 as follows:

●	As a result of COVID-19, various states have adopted price gouging laws. Our failure to comply with such laws and regulations could subject us to claims, penalties, fines or lawsuits;

●	Inventory price fluctuations as a result of supply and demand issues caused by COVID-19 have caused values of inventory to decrease, which has had a direct impact on gross profit and has resulted in a direct write-off of inventory value;

●	Payment Terms with customers may be altered or extended, which would have an impact on current ratios and cash flow; and

●	There have previously been material impairments with respect to goodwill and may be future material impairments and/or effects on right-of-use assets as the evaluation of the long-term impact to delivery of service or physical space assessments changes.

COVID-19 may cause further disruptions to our business, including, but not limited to:

●	causing one or more of our customers to file for bankruptcy protection or shut down, including as a result of broader economic disruption;

●	reducing health system or health plan subscription agreement fees generated, as well as visit fees, by customers or providers, as a result of funding constraints related to loss of revenue or employment;

●	negatively impacting collections of accounts receivable;

●	negatively impacting our ability to facilitate the provision of our telehealth services due to unpredictable demand;

●	negatively impacting our ability to forecast our business’s financial outlook;

●	creating regulatory uncertainty on our telehealth services, if certain restrictions on reimbursement or the practice of medicine across state lines are reintroduced at some point in the future; and

●	harming our business, results of operations and financial condition.

The ongoing impacts of the pandemic may cause a general economic slowdown or recession in one or more markets, disruptions and volatility in global capital markets and other broad and adverse effects on the economy, business conditions, commercial activity and the healthcare industry. The pandemic might impact our business operations, financial position and results of operation in unpredictable ways that depend on highly uncertain future developments, such as determining the effectiveness of current or future government actions to address the public health or economic impacts of the pandemic. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

The risk factor in the Form 10-K entitled, “We have in the past, and may in the future, not be able to sell our inventory, at or above the price we acquired such inventory for, and have in the past, and may in the future, be forced to write-down inventory in the future.”, is replaced in its entirety by the below:

We have in the past, and may in the future, not be able to sell our inventory, at or above the price we acquired such inventory for, and have in the past, and may in the future, be forced to write-down inventory in the future. We may also be subject to write-downs of certain of our other assets which may have a material adverse effect on our balance sheet.

Due to the supply and demand nature of our pharmaceutical business and the personal protective equipment (PPE) business, especially in connection with the rapidly changing regulations, recommendations and guidance surrounding COVID-19, the inventory of products we have acquired, or may acquire in the future, has been/may be, acquired at a cost higher than the price at which we may be able to resell such products. As a result, in the past we have, and in the future, we may not be able to make a profit on such sales and have in the past and may in the future, have to write-down a significant portion of our inventory. During the years ended December 31, 2020, and 2019, write-down to market value was $1,220,269 and $0, respectively. We had $1,225,141 of Loss on Inventory Investment for the six months ended June 30, 2021, in connection with Inventory deposits and our write-down of our Bonum Health Hubs as described in greater detail in “NOTE 6 – OTHER RECEIVABLES”. Future write-downs of assets could have a material adverse effect on our balance sheet.

The risk factor in the Form 10-K entitled, “The health passport market may not achieve and sustain high levels of demand, consumer acceptance and market adoption.”, is replaced in its entirety by the below:

The health passport market may not achieve and sustain high levels of demand, consumer acceptance and market adoption, and the market for such health passport is rapidly changing.

The health passport market is relatively new and unproven, and it is uncertain whether it will achieve and sustain high levels of demand, consumer acceptance and market adoption. Our success in this new market will depend to a substantial extent on the willingness of our customers to use, and to increase the frequency and extent of their utilization of, our services, as well as on our ability to demonstrate the value of health passports to employers, health plans, government agencies and other purchasers. Negative publicity concerning our services or the health passport market as a whole could limit market acceptance of our services. If ours, or their members or patients, do not perceive the benefits of our services, or if our services are not competitive, then our market may not develop at all, or it may develop more slowly than we expect. Similarly, individual and healthcare industry concerns or negative publicity regarding patient confidentiality and privacy in the context of health passport could limit market acceptance of our services. Our health passport may not be adopted by customers due to among other things, their belief that smartphones lack appropriate security or their failure to understand blockchain. The health passport market is rapidly changing and the need for such services will continue to change. The Company’s health passport application and services may not be adopted, may not ultimately be needed, and may be incompatible with other offerings and/or more widely adopted products. If customers fail to adopt our health passport, or health passports fail to become adopted in the marketplace, it could have a material adverse effect on our business, financial condition or results of operations. Separately, governments may come out with their own health passports or similar technology which makes our health passport obsolete. Any of the above could have a material adverse effect on our operations and future prospects.

The below is a new risk factor which supplements the risk factors described in the Form 10-K:

Our quarterly results have in the past, and may in the future, fluctuate significantly due to certain non-recurring sales of products.

Our revenues for the three months ended June 30, 2021, were from the Trxade platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues decreased by $4,694,383, compared to the prior period. Integra Pharma Solutions revenue was $4,785,507 for the three months ended June 30, 2020. The decrease was a result of non-recurring sales of personal protective equipment (PPE) in 2020 related to the COVID-19 pandemic. Our revenues for the six months ended June 30, 2021, were from the Trxade platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues decreased by $3,844,468 compared to the prior period. Integra Pharma Solutions revenue decreased by 65.7% to $1,715,466 for the six months ended June 30, 2021, compared to $5,003,524 in the prior year’s period. The decrease was a result of non-recurring sales of personal protective equipment (PPE) in 2020 related to the COVID-19 pandemic. Our quarterly operating results may fluctuate in the future based on certain non-recurring sales of PPE and associated costs of revenues therewith, which may be compounded in our year over year financial results. As such, we believe that quarter-to-quarter comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2021, and from the period from July 1, 2021, to the filing date of this report, which have not previously been disclosed in a prior Quarterly Report on Form 10-Q or a Current Report on Form 8-K, if any.

Issuer Purchases of Equity Securities

The following table sets forth share repurchase activity for the respective periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2021 – April 30, 2021	—	$—	—	$—
May 1, 2021 – May 31, 2021	—	$—	—	$1,000,000
June 1, 2021 – June 30, 2021	—	$—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1) On May 27, 2021, our Board of Directors authorized the repurchase up to $1 million of the currently outstanding shares of the Company’s common stock in open market transactions. There is no time frame or expiration date for the repurchase program, and such program will remain in place until a maximum of $1.0 million of the Company’s common stock has been repurchased or until such program is suspended or discontinued by the Board of Directors. During the quarter ended June 30, 2021, and through the date of the filing of this Report, no shares have been repurchased and a total of $1 million remains available for repurchases under the program.

On July 18, 2021, our Board of Directors approved an “at-the-market” offering and paused the Stock Repurchase Program until the offering is complete.

On July 22, 2021, our Board of Directors delayed the “at-the-market” offering and reactivated the Stock Repurchase Program.

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

Trxade Health, Inc.

By:	/s/ Suren Ajjarapu
Suren Ajjarapu
Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2021

By:	/s/ Howard Doss
Howard Doss
Chief Financial Officer (Principal Accounting/Financial Officer)

Date: July 26, 2021

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Certificate of Amendment of Certificate of Incorporation (changing name TRxADE HEALTH, INC.)	8-K	001-39199	3.1	May 28, 2021
10.1	Form of Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement (Incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-8 filed by the Company with the Securities and Exchange Commission on August 14, 2020) (File No. 333-246318)	8-K	001-39199	10.8	August 14, 2021
10.2	Trxade Group, Inc. Second Amended and Restated 2019 Equity Incentive Plan	8-K	001-39199	10.1	May 28, 2021
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

