Form 10-Q
period 2021-09-30
TRxADE HEALTH, INC
filed 2021-10-25
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

Commission File Number: 001-39199

TRxADE HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3840 Land O’ Lakes Blvd.
Land O’ Lakes, Florida	34639
(Address of principal executive offices)	(Zip code)

(800) 261-0281

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value Per Share	MEDS	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

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

There were 8,166,457 shares of the registrant’s common stock outstanding on October 25, 2021, and no shares of preferred stock outstanding.

TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended September 30, 2021

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRxADE HEALTH, INC.

Consolidated Balance Sheets

September 30, 2021, and December 31, 2020

(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current Assets
Cash	$3,571,889	$5,919,578
Accounts Receivable, net	1,008,816	805,043
Inventory	94,822	1,257,754
Prepaid Assets	435,747	151,248
Deferred Offering Costs	78,000	-
Other Receivables	-	1,087,675
Total Current Assets	5,189,274	9,221,298

Property Plant and Equipment, Net	13,256	162,397

Other Assets
Deposits	21,636	21,636
Right of use leased assets	289,935	387,371

Total Assets	$5,514,101	$9,792,702

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$275,220	$256,829
Accrued Liabilities	316,081	219,256
Current Portion Lease Liabilities	63,560	131,153
Customer Deposits	-	10,000
Notes Payables– Related Party	-	225,000
Total Current Liabilities	654,861	842,238

Long Term Liabilities
Other Long-Term Liabilities — Leases	241,945	271,306
Total Liabilities	896,806	1,113,544

Stockholders’ Equity
Series A Preferred Stock, $0.00001 par value shares authorized; none issued and outstanding as of September 30, 2021, and December 31, 2020	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 8,166,457 and 8,093,199 shares issued and outstanding as of September 30, 2021, and December 31, 2020, respectively	82	81
Additional Paid-in Capital	20,080,310	19,610,631
Accumulated Deficit	(15,463,097)	(10,931,554)
Total Stockholders’ Equity	4,617,295	8,679,158

Total Liabilities and Stockholders’ Equity	$5,514,101	$9,792,702

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2021, and 2020

(unaudited)

	Three months ended		Nine months ended
	2021	2020	2021	2020

Revenues	$2,550,046	$6,332,269	$7,501,535	$15,128,226

Cost of Sales	1,269,005	4,402,967	3,995,792	9,554,016
Gross Profit	1,281,041	1,929,302	3,505,743	5,574,210

Operating Expenses
Loss on Inventory Investment	1,285	-	1,226,426	-
General and Administrative	2,575,882	1,783,481	6,789,286	5,775,439

Operating Income (Loss)	(1,296,126)	145,821	(4,509,969)	(201,229)

Interest Expense	(5,622)	(7,430)	(21,574)	(22,664)
Net Income (Loss)	$(1,301,748)	$138,391	$(4,531,543)	$(223,893)

Net (Loss) Income per Common Share – Basic and Diluted:	$(0.16)	$0.02	$(0.56)	$(0.03)

Weighted average Common Shares Outstanding – Basic and Diluted	8,163,522	8,063,043	8,126,689	7,572,954

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Changes in Shareholders’ Equity

For the Three and Nine Months Ended September 30, 2021, and 2020

(unaudited)

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	-	$-	8,093,199	$81	$19,610,631	$(10,931,554)	$8,679,158
Common Stock issued for Services	-	-	-	-	98,247	-	98,247
Options Expense	-	-	-	-	75,738	-	75,738
Net Income (Loss)	-	-	-	-	-	(651,519)	(651,519)
Balance at March 31, 2021	-	$-	8,093,199	$81	$19,784,616	$(11,583,073)	$8,201,624
Common Stock issued for Services	-	-	37,905	-	100,416	-	100,416
Options Exercised for Cash	-	-	30,353	-	1,821	-	1,821
Options Expense	-	-		-	61,392	-	61,392
Net Income (Loss)	-	-	-	-	-	(2,578,276)	(2,578,276)
Balance at June 30, 2021	-	$-	8,161,457	$81	$19,948,245	$(14,161,349)	$5,786,977
Common Stock issued for Services	-	-	-	-	41,250	-	41,250
Warrants Exercised for Cash	-	-	5,000	1	15,000	-	15,001
Warrants Expense	-	-		-	21,640	-	21,640
Options Expense	-	-		-	54,175	-	54,175
Net Income (Loss)	-	-	-	-	-	(1,301,748)	(1,301,748)
Balance at September 30, 2021	-	$-	8,166,457	$82	$20,080,310	$(15,463,097)	$4,617,295

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	-	$-	6,539,415	$65	$12,535,655	$(8,395,503)	$4,140,217
Common Stock issued from offering	-	-	922,219	10	5,994,414	-	5,994,424
Fractional shares issued due to reverse split	-	-	40	-	-	-	-
Stock Issuance Costs	-	-	-	-	(820,586)	-	(820,586)
Options Exercised for Cash	-	-	167	-	501	-	501
Warrants Exercised for Cash	-	-	22,529	-	1,352	-	1,352
Warrants Expense	-	-	-	-	79,089	-	79,089
Options Expense	-	-	-	-	61,997	-	61,997
Net Income (Loss)	-	-	-	-	-	180,303	180,303
Balance at March 31, 2020	-	$-	7,484,370	$75	$17,852,422	$(8,215,200)	$9,637,297

Common Stock Issued for Services	-	-	217,965	2	829,865	-	829,867
Warrants Exercised for Cash	-	-	360,002	4	21,596	-	21,600
Warrants Expense	-	-	-	-	21,294	-	21,294
Options Expense	-	-	-	-	183,906	-	183,906
Net Income (Loss)	-	-	-	-	-	(542,587)	(542,587)
Balance at June 30, 2020	-	$-	8,062,337	$81	$18,909,083	$(8,757,787)	$10,151,377

Common Stock Issued for Services	-	-	-	-	348,246	-	348,246
Warrants Exercised for Cash	-	-	8,334	-	13,303	-	13,303
Warrants Expense	-	-	-	-	48,775	-	48,775
Options Expense	-	-	-	-	126,997	-	126,997
Net Income (Loss)	-	-	-	-	-	138,391	138,391
Balance at September 30, 2020	-	-	8,070,671	81	19,446,404	(8,619,396)	10,827,089

The accompanying notes are an integral part of the unaudited consolidated financial statements

TRxADE HEALTH, INC.

Consolidated Statements of Cash Flows

For the Nine months ended September 30, 2021, and 2020

(unaudited)

	2021	2020

Operating Activities:
Net Income (Loss)	$(4,531,543)	$(223,893)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation Expense	5,250	3,750
Options expense	191,305	372,900
Warrant Expense	21,640	149,158
Common Stock Issued for Services	239,913	1,178,113
Bad Debt Expense	616,215	35,539
Loss on Inventory Investments	1,226,426	137,155
Amortization of right of use asset	97,436	60,600
Changes in operating assets and liabilities:
Accounts Receivable	(819,988)	(277,971)
Prepaid Assets and other Current Assets	(284,499)	(150,219)
Inventory	1,162,932	(1,727,482)
Deferred Offering Costs	(78,000)	-
Deposits for Inventory Purchases	-	(1,081,250)
Other Receivables	5,140	-
Lease Liability	(96,954)	(64,522)
Accounts Payable	18,391	(98,422)
Customer Deposits	(10,000)	-
Accrued Liabilities and Other Liabilities	96,825	187,293
Net Cash used in operating activities	(2,139,511)	(1,499,251)

Investing Activities:
Purchase of Fixed Assets	-	(23,505)
Net Cash used in Investing activities	-	(23,505)

Financing Activities:
Repayment of Promissory Notes – Related Party	(225,000)	-
Stock Issuance Costs	-	(732,355)
Proceeds from exercise of Warrants	15,001	36,255
Proceeds from exercise of Stock Options	1,821	501
Proceeds from Issuance of Common Stock	-	5,994,424
Net Cash provided by (used in) financing activities	(208,178)	5,298,825

Net increase (decrease) in Cash	(2,347,689)	3,776,069
Cash at Beginning of the Period	5,919,578	2,871,694
Cash at End of the Period	$3,571,889	$6,647,763

Supplemental Cash Flow Information
Cash Paid for Interest	$26,321	$5,789
Cash Paid for Income Taxes	$-	$-
Non-Cash Transactions
Remeasurement of ROU Assets and Lease Liability for Nonrenewal of Lease	$-	$384,110

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Notes to Unaudited Consolidated Financial Statements

For the Nine months ended September 30, 2021, and 2020

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

Accounts Receivable – The Company’s receivables are from customers and are typically collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine-months ended September 30, 2021, and 2020, bad debt expense was $616,215, and $35,539, respectively.

The Company had an Account Receivable with a single customer for the amount of $630,000 which was past due. The Company had obtained a Note Receivable which was due on September 30, 2021 and remained unpaid. The Company believes the amount may not be collectible without legal actions, and therefore, recorded bad debt expense. The note was not paid pursuant to its terms and the Company is in the process of filing suit to collect on the note and the personal guaranty securing the note. The Company believes it will prevail on the merits if litigation is required to ultimately collect.

Income (loss) Per Common Share – Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of September 30, 2021, we had 47,096 outstanding warrants to purchase common stock and 432,164 options to purchase common stock.

The following table sets forth the computation of basic and diluted Income (Loss) per Share:

	For three months ended September 30,		For nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net Income (Loss)	$(1,301,748)	$138,391	$(4,531,543)	$(223,893)

Numerator for basic and diluted EPS - income (loss) available to common Shareholders	$(1,301,748)	$138,391	$(4,531,543)	$(223,893)

Denominator:
Denominator for basic EPS – Weighted average shares	8,163,522	8,063,043	8,126,689	7,572,954
Basic Income (Loss) per common share	$(0.16)	$0.02	$(0.56)	$(0.03)

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

In September 2021, the promissory note was paid in full.

At September 30, 2021 total related party debt was $0.

NOTE 3 – STOCKHOLDERS’ EQUITY

In August 2021, warrants to purchase 5,000 shares of common stock were granted with an exercise price of $3.00 per share, and were exercised for $15,001 in cash. The Company issued 5,000 shares of common stock.

2020 Equity Compensation Awards

On April 14, 2020, the Compensation Committee approved the grant of (a) 5,000 shares of restricted common stock to the Company’s legal counsel; and (b) 12,500 shares of restricted common stock to Howard A. Doss, the Company’s Chief Financial Officer, which shares vested at the rate of ¼th of such shares on July 1 and October 1, 2020, and January 1 and April 1, 2021. The shares have a fair value of $107,100 and the Company recognized stock-based compensation expense of $26,775 for the nine months ended September 30, 2021.

On April 14, 2020, the then three independent members of the Board of Directors (Mr. Donald G. Fell, Dr. Pamela Tenaerts, and Mr. Michael L. Peterson), were each awarded 8,987 shares of restricted stock, which vested at the rate of ¼th of such shares on July 1 and October 1, 2020, and January 1 and April 1, 2021. The shares have a fair value of $165,000 and the Company recognized stock-based compensation expense of $41,250 for the nine months ended September 30, 2021.

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

In connection with and pursuant to the independent director compensation policy previously adopted by the Board of Directors, on April 15, 2021, the then three independent members of the Board of Directors (Mr. Donald G. Fell, Dr. Pamela Tenaerts, and Mr. Michael L. Peterson), were each awarded 10,721 shares of restricted stock, valued at $55,000 ($5.13 per share) based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant, April 1, 2021, which vest at the rate of ¼th of such shares on July 1 and October 1, 2021 and January 1 and April 1, 2022, subject to such persons continuing to provide services to the Company on such dates, subject to the terms of the Plan and the Restricted Stock Grant Agreements entered into as evidence of such awards. The shares have a fair value of $165,000 and the Company recognized stock-based compensation expense of $55,000 for the nine months ended September 30, 2021. Common Shares totaling 16,082 were cancelled on May 27, 2021, when the director services of Mr. Peterson and Ms. Tenaerts were terminated.

The Board of Directors of the Company, on May 27, 2021, confirmed the vesting of 2,680 shares of common stock previously issued to each of Michael L. Peterson and Dr. Pamela Tenaerts on July 1, 2021, which were subject to forfeiture subject to such persons continued service on the Board of Directors prior to the vesting date.

In connection with and pursuant to the independent director compensation policy previously adopted by the Board of Directors, on May 27, 2021, the Board of Directors awarded Charles L. Pope, and Christine L. Jennings, each independent members of the Board of Directors appointed to the Board of Directors on May 27, 2021, 10,912 shares of restricted stock each, valued at $41,250 each ($3.78 per share) based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant, May 27, 2021, which vest at the rate of 1/3rd of such shares on October 1, 2021 and January 1 and April 1, 2022, subject to such persons continuing to provide services to the Company on such dates. The Company recognized stock-based compensation expense of $36,667 for the nine months ended September 30, 2021.

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

Stock Repurchase Program

On May 27, 2021, the Board of Directors of the Company authorized and approved a share repurchase program for up to $1 million of the currently outstanding shares of the Company’s common stock. There is no time frame for the repurchase program, and such program will remain in place until a maximum of $1.0 million of the Company’s common stock has been repurchased or until such program is suspended or discontinued by the Board of Directors. As of September 30, 2021, no shares have been repurchased.

On July 18, 2021 the Board of Directors approved an “at-the-market” offering for the sale of up to $9 million in shares of the common stock under which the Distribution Agent may sell the Offering shares in public market transactions reported on the consolidated tape or privately negotiated transactions which may include block trades pursuant to and in connection with the Company’s previously filed Form S-3 Shelf Registration Statement filed with the Securities and Exchange Commission on August 28, 2020 and declared effective by the Commission on September 3, 2020 (File Number: 333-248473) and the Prospectus Supplement was filed with the Commission under Rule 424(b)(5) dated August 6, 2021.

On July 18, 2021, our Board of Directors paused the Stock Repurchase Program until the “at-the-market” offering is complete.

On July 22, 2021, our Board of Directors deferred the filing of the “at-the market’ offering and reactivated the Stock Repurchase Program.

On August 4, 2021, our Board of Directors paused the Stock Repurchase Program until the “at-the-market” offering is complete.

On August 6, 2021, and the Prospectus Supplement relating to the “at-the-market” offering was filed with the Commission under Rule 424(b)(5).

No shares of common stock have been sold pursuant to the “at-the-market” offering as of the date of this filing.

NOTE 4 – WARRANTS

For the nine-month period ended September 30, 2021, 5,000 warrants were granted, warrants to purchase 35,655 shares of common stock expired and 5,000 were exercised.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant.

The compensation cost related to the warrants granted was $21,640 and $149,158 for the nine months ended September 30, 2021, and 2020, respectively.

The Company’s outstanding and exercisable warrants as of September 30, 2021, are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of December 31, 2020	82,751	$1.33	2.73	$352,951
Warrants granted	5,000	$3.00	1.48	-
Warrants expired or forfeited	(35,655)	$2.43	-	-
Warrants exercised	(5,000)	$3.00	-	-

Warrants Outstanding as of September 30, 2021	47,096	$0.51	1.14	$208,078
Warrants Exercisable as of September 30, 2021	47,096	$0.51	1.14	$208,078

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

For the nine-month period ended September 30, 2021, options to purchase 36,700 shares were granted, none were forfeited, and none expired. The options granted during the period vest over a four-year period, the weighted average exercise price was $5.74 per share and the options have a term of 5 years. For the nine-month period ended September 30, 2021, options to purchase 30,353 shares of common stock were exercised, for 30,353 shares of common stock resulting in proceeds of $1,821.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of the grant. The following table summarizes the assumptions used to estimate the fair value of the stock options granted during the quarter ended September 30, 2021:

Expected dividend yield	0%
Weighted-average expected volatility	102-207%
Weighted-average risk-free interest rate	0.25%
Expected life of options	5 years

Total compensation cost related to stock options granted was $137,130 and $372,900 for the nine-months ended September 30, 2021, and 2020, respectively.

The following table represents stock option activity for the nine-month period ended September 30, 2021:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2020	425,817	$4.44	5.33	$597,322
Options Exercisable as of December 31, 2020	282,167	$4.52	4.56	$384,226
Options granted	36,700	$5.74	4.44	-
Options forfeited	-	$-	-	-
Options expired	-	$-	-	-
Options exercised	(30,353)	$0.06	-	-

Options Outstanding as of September 30, 2021	432,164	$4.86	4.89	$368,613
Options Exercisable as of September 30, 2021	295,015	$4.90	4.58	$245,551

NOTE 6 – OTHER RECEIVABLES

In July 2020, the Company’s wholly-owned subsidiary, Integra Pharma Solutions, LLC (“Integra”), entered into an agreement with Studebaker Defense Group, LLC (“Studebaker”) wherein Integra would pay Studebaker a down payment of $500,000 and Studebaker would deliver 180,000 boxes of nitrile gloves by August 14, 2020. Integra wired the $500,000 to Studebaker, but to date, Studebaker has not delivered the gloves or provided a refund of the deposit. In December 2020, we filed a complaint against Studebaker in Florida state court, Case No. 20-CA-010118 in the Circuit Court for the Thirteenth Judicial Circuit in Hillsborough County, for among other things, breach of contract. Studebaker did not answer the complaint, nor did counsel for Studebaker file an appearance. Accordingly, in February 2021 the Company filed for a default judgment; however, on March 22, 2021, counsel for Studebaker filed an appearance and shortly thereafter filed a motion to vacate the default judgment and dismiss the complaint on jurisdictional grounds. The court granted Studebaker’s motion to set aside the default judgment but denied the motion to dismiss. Studebaker then filed an answer and affirmative defenses, and we filed a motion to strike their affirmative defenses. The court has not yet ruled, but the discovery phase of the litigation has commenced; the next step in the litigation after the pre-trial motions are resolved will be a motion for summary judgment. The Company believes it will prevail on the merits but cannot determine the timing of the judgment or the amount ultimately collected. At June 30, 2021, the $500,000 was recorded as Loss on Inventory Investment.

In August 2020, Integra, entered into an agreement with Sandwave Group Dsn Bhd (“Sandwave”), wherein Integra would pay Sandwave a down payment of $581,250 and Sandwave’s supplier, Crecom Burj Group SDN BHD (“Crecom”), would deliver 150,000 boxes of nitrile gloves within 45 days. Integra wired the $581,250 to Sandwave, which in turn wired the purchase price to Crecom, which Crecom accepted; however, to date, Crecom has not delivered the nitrile gloves. Integra demanded return of its $581,250 and Crecom has acknowledged that Integra is entitled to a refund, but to date Crecom has failed to return Integra’s money. In February 2021, Integra filed a complaint against Crecom in Malaysia: Case No. WA-22NCC-55-02/2021 in the High Court of Malaysia at Kuala Lumpur in the Federal Territory, Malaysia for the Malaysian equivalent of breach of contract. Crecom filed an appearance on March 1, 2021. In April 2021, an Application for Summary Judgment was filed with the court, and on May 25, 2021, the Court extracted the sealed application, and a copy thereof was served on Crecom’s attorneys and Crecom, 14 days later, filed an Affidavit in Reply with the court alleging that there are issues to be tried and that this case must go to a full trial. On June 28, 2021, the court directed both parties to file their written submissions/arguments in relation to the application for summary judgment on or before July 12, 2021, and scheduled a hearing thereon for August 26, 2021. At the final hearing on October 18th, the ruling for the summary judgment was denied and a trial date is pending. The Company believes that it will prevail in the lawsuit filed; but the steps to enforce a judgment in Malaysia, if any, may be cumbersome, time consuming or costly. The Company cannot determine the timing of the judgment, nor the amount ultimately collected. At June 30, 2021, the $581,250 was recorded as Loss on Inventory Investment.

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

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of September 30, 2021.

Amounts due within twelve months of September 30
2021	$88,000
2022	50,196
2023	51,704
2024	53,255
2025	54,853
Thereafter	119,553
Total minimum lease payments	417,561
Less: effect of discounting	(112,056)
Present value of future minimum lease payments	305,505
Less: current obligations under leases	63,560
Long-term lease obligations	$241,945

For the nine months ended September 30, 2021, and 2020, amortization of Right of Use Assets was $97,436 and $60,600, respectively.

For the nine months ended September 30, 2021, and 2020, amortization of Lease Liability was $96,954 and $64,522, respectively.

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

Nine Months Ended September 30, 2021	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Other	Total
Revenue	$3,653,269	$1,287,296	$2,511,270	$49,700	$7,501,535
Gross Profit	$3,652,015	$123,470	$(319,104)	$49,362	$3,505,743
Segment Assets	$1,487,657	$(404,174)	$563,396	$3,867,221	$5,514,101
Segment Profit (Loss)	$1,511,809	$(89,025)	$(2,500,032)	$(3,454,295)	$(4,531,543)

Nine Months Ended September 30, 2020	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Other	Total
Revenue	$4,268,619	$1,287,197	$9,548,512	$23,898	$15,128,226
Gross Profit	$4,268,619	$119,946	$1,162,030	$23,615	$5,574,210
Segment Assets	$1,828,345	$257,495	$3,118,945	$6,649,226	$11,854,011
Segment Profit (Loss)	$2,655,734	$(88,756)	$762,149	$(3,553,020)	$(223,893)

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to through October 25, 2021 the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.

●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.

●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2021, and 2020.

●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

We began operations as Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) in August of 2010 and spent over two years creating and enhancing our web-based services. The Company changed its name on June 1, 2021, from “Trxade Group, Inc” to “TRxADE HEALTH, INC.” Our services provide pricing transparency, purchasing capabilities and other value-added services on a single platform focused on serving the nation’s approximately 21,650 independent pharmacies with annual purchasing power of $73.7 billion (according to the National Community of Pharmacists Association’s 2020 Digest). Our national wholesale supply partners are able to fulfill orders on our platform in real-time and provide pharmacies with cost-saving payment terms and next-day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). We have expanded significantly since 2015 and now have around 12,950+ registered members on our sales platform.

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

Since the start of the pandemic, we have taken steps to prioritize the health and safety of our employees. The Company’s employees started working remotely around March 17, 2020, and our corporate office was closed through September 30, 2021. The office is expected to open for our management team beginning in January 2022, while our remaining employees will continue to work remotely for the time being.

Currently we believe that we have sufficient cash on hand and will generate sufficient cash through operations and potential future equity sales, to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the ongoing pandemic. We may also raise additional funding in the future through sales of debt or equity through an at-the-market offering.

Liquidity and Capital Resources

Cash

Cash was $3,571,889 at September 30, 2021. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	As of
	September 30, 2021	December 31, 2020	Change	Percent Change
Cash	$3,571,889	$5,919,578	$(2,347,689)	(40%)
Current assets (excluding cash)	1,617,385	3,301,720	(1,684,335)	(51%)
Current liabilities (excluding short term debt)	654,861	617,238	37,623	6%
Short Term Debt	-	225,000	(225,000)	(100%)
Working Capital	4,534,413	8,379,060	(3,844,647)	(46%)

Our principal sources of liquidity have been cash provided by operations, sales of equity, and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses and acquisitions. We anticipate these uses will continue to be our principal sources of, and uses of, cash in the future.

The decrease in cash as of September 30, 2021, compared to December 31, 2020, was primarily due to increased spending for the IT development and marketing of Bonum TeleHealth, MedCheks Health Passport, DelivMeds and TRxADE Prime.

Liquidity Outlook cash explanation

Cash Requirements

Our primary objectives for the remainder of 2021 are to continue the development of the Trxade Platform and Bonum Health telehealth services, to increase our client base and operational revenue. As a result of our cash generated through operations and the cash raised in the February 2020 underwritten offering, we believe we have sufficient cash to support our operations for the foreseeable future. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all. We may also raise additional funding in the future through the sale of equity. An at-the-market offering was approved by the Board of Directors and filed on August 6, 2021.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses for October 2021 to September 2022	Amount
General and administrative (1)	$9,000,000
Total	$9,000,000

(1)	Includes estimated wages and payroll, legal and accounting, marketing, rent and web development.

We currently anticipate paying the estimated expenses described above through cash on hand and revenues generated from our operations.

We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments (including pursuant to the ongoing “at-the-market” offering described below) and notes payable. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions, as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve our products and overall customer experience. If in the future we require additional funding, we plan to raise such funds through the sale of debt or equity (including pursuant to the ongoing “at-the-market” offering described below), which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

On August 6, 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”, or the “Agent”). In accordance with the terms of the Equity Distribution Agreement, the Company may offer and sell from time to time through the Agent the Company’s common stock having an aggregate offering price of up to $9,000,000 (the “Placement Shares”). Sales of the Placement Shares under the Equity Distribution Agreement will be made in transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act. The Company will pay the sales agent a commission of 2.0% of the gross sales price of any Placement Shares sold under the Equity Distribution Agreement. The Company has no obligation to sell any of the Placement Shares, and may, at any time, suspend the sale of the Placement Shares under the Equity Distribution Agreement upon proper notice to the other party for any reason and the Agent may also suspend the sale of Placement Shares at any time. The Equity Distribution Agreement will terminate upon the issuance and sale of all of the Placement Shares through or to the Agent, unless earlier terminated in accordance with its terms.

The Company intends to use the net proceeds, if any, from the sale of the Placement Shares pursuant to the Equity Distribution Agreement for general corporate purposes, which may include working capital or capital expenditures and other investments.

To date the Company has not sold any of the Placement Shares.

We believe that we have adequate cash to implement our plan to operate a business-to-business web-based marketplace focused on the United States pharmaceutical industry. Our core service is designed to bring the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

Since the first quarter of 2020 and through the date of this filing, there has been a global viral outbreak that world governments have responded to with travel and other restrictions, including ‘stay-at-home’ orders, among other steps. The continued extent and duration of business disruptions and related financial impacts from the COVID-19 coronavirus cannot be reasonably estimated at this time; however, our exposure includes potential continued reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that have had a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines in the past and finding qualified staff due to the pandemic In addition, employee sicknesses and remote working environments related to the coronavirus and the federal, state and local responses to such virus, could materially impact our future consolidated results; however, we do not currently forecast any material adverse effects on our 2021 operating results due to COVID-19; although the ultimate impact and duration of the pandemic remains unknown. See also “Novel Coronavirus (COVID-19)”, above.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the nine months ended September 30, 2021, and 2020:

	Nine months Ended
	September 30, 2021	September 30, 2020	Change	Percent Change
Net Income (Loss)	$(4,531,543)	$(223,893)	$(4,307,650)	(1,924%)
Net Cash Provided by (used in):
Operating Activities	(2,139,511)	(1,499,251)	(640,260)	(43%)
Investing Activities	-	(23,505)	23,505	100%
Financing Activities	(208,178)	5,298,825	(5,507,003)	(104%)
Net increase (decrease) in cash	$(2,374,689)	$3,776,069	$(6,123,759)	$(162%)

Cash used in operations for the nine months ended September 30, 2021, was $2,139,511, compared to cash used in operations for the nine months ended September 30, 2020, of $1,499,251. The decrease in cash as of September 30, 2021, compared to September 30, 2020, was due to cash used in operations for the IT development and marketing of Bonum TeleHealth and MedCheks Health Passport and a decrease in revenue.

There was no cash used in investing activities for the nine months ended September 30, 2021. Cash used in investing activities for the nine months ended September 30, 2020, was $23,505, which was associated with the purchase of fixed assets.

Cash used in financing activities for the nine months ended September 30, 2021, was $208,178, which was mainly due to the repayment of related party note, compared to cash provided by financing activities for the nine months ended September 30, 2020, which was $5,298,825. Cash provided by financing activities for the nine months ended September 30, 2020, included the sale of common stock in the February 2020 underwritten offering which generated $5,994,424 of proceeds and approximately $5.26 million in cash to the Company after expenses and the exercise of warrants and options which generated cash of $36,756.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended September 30, 2021, compared to Three Month Period Ended September 30, 2020

	Three Months Ended
	September 30, 2021	September 30, 2020	Change	Percent Change

Revenues	$2,550,046	$6,332,269	$(3,782,223)	(59.7%)
Cost of Sales	1,269,005	4,402,967	(3,133,962)	(71.2%)
Gross Profit	1,281,041	1,929,302	(648,261)	(33.6%)
Operating Expenses:
Loss on Inventory Investment	1,285	-	1,285	100.0%
General and Administrative (less stock- based compensation expense)	2,458,817	1,259,463	1,199,354	95.2%
Stock-Based Compensation Expense	117,065	524,018	(406,953)	(77.7%)
Total General and Administrative/Operating Expense	2,577,167	1,783,481	793,686	44.5%

Interest Expense	(5,622)	(7,430)	(1,808)	(24.3%)

Net Income (Loss)	$(1,301,748)	$138,391	$(1,440,139)	(1,040.6%)

Our revenues for the three months ended September 30, 2021, were from the Trxade platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues decreased by $3,787,223, compared to the prior period. The decrease was a result of non-recurring sales of personal protective equipment (PPE) in 2020 related to the COVID-19 pandemic. In Trxade, Inc., revenue decreased by 6.5% to $1,265,909 for the three months ended September 30, 2021, compared to $1,354,082, in the prior year’s period. The decrease was mainly as a result of supply chain issues for generic drugs selling on the platform, which carry higher fee revenue than brands. The pandemic has created supply issues for wholesalers and the generic product supply.

Cost of goods sold, and gross profit were $1,269,005 and $1,281,041 for the three-month period ended September 30, 2021, respectively, and for the three-month period ended September 30, 2020, were $4,402,967 and $1,929,302, respectively.

Gross profit as a percentage of sales was 50% for the three months ended September 30, 2021, compared to 31% for the three months ended September 30, 2020. The reason for the increase in gross profit as a percentage of sales was a result of fewer lower margin Personal Protective Equipment (“PPE”) sales in 2021. Gross profit decreased during the current period due to the decrease in sales discussed above, coupled with the decrease in cost of sales, also as discussed above.

General and administrative expenses (less stock-based compensation expense) increased for the three months ended September 30, 2021, to $2,458,817 compared to $1,259,463 for the comparable period in 2020. The increase was mainly due to IT development and marketing expenses relating to Bonum Health and Alliance Pharma Solutions.

Total stock-based compensation expense decreased by 77.7% for the three months ended September 30, 2021, compared to the prior year’s period due to no management stock bonuses being granted during the period, as described in greater detail above under “PART I. – ITEM 1. FINANCIAL STATEMENTS” – “NOTE 3 – SHAREHOLDERS’ EQUITY”.

We had $1,285 of Loss on Inventory Investment for the quarter ended September 30, 2021, in connection with a foreign exchange loss as a result of Inventory deposits made in USD converting to CAD.

We had interest expense of $5,622 for the three months ended September 30, 2021, compared to interest expense of $7,430 for the three months ended September 30, 2020, which decreased due to decreases in the amount of outstanding debt we had as of the current period.

Net Income decreased $1,440,139, to a net loss of $1,301,748 for the three months ended September 30, 2021, compared to net income of $138,391 for the three months ended September 30, 2020, mainly due to the IT development and marketing of the Trxade Platform, Bonum Health and MedCheks start-up development, loss on inventory investments, legal expenses, inventory write downs and bad debt expense, as described in greater detail above under “PART I. – ITEM 1. FINANCIAL STATEMENTS” – “NOTE 6 – OTHER RECEIVABLE”, as well as the decrease in revenues, offset by the decrease in cost of sales, each described in greater detail above.

Nine Month Period Ended September 30, 2021, compared to Nine Month Period Ended September 30, 2020

	Nine Months Ended
	September 30, 2021	September 30, 2020	Change	Percent Change

Revenues	$7,501,535	$15,128,226	$(7,626,691)	(50.4%)
Cost of Sales	3,995,792	9,554,016	(5,558,224)	(58.2%)
Gross Profit	3,505,743	5,574,210	(2,068,467)	(37.1%)
Operating Expenses:
Loss on Inventory Investment	1,226,426	-	1,226,426	100.0%
General and Administrative (less stock-based compensation Expense)	6,336,428	4,075,268	2,261,160	55.5%
Stock-Based compensation Expense	452,858	1,700,171	(1,247,313)	(73.4%)
Total General and Administrative/Operating Expense	8,015,712	5,775,439	2,240,273	38.8%

Interest Expense	(21,574)	(22,664)	1,090	(4.8%)

Net Income (Loss)	$(4,531,543)	$(223,893)	$(4,307,650)	(1,924.0%)

Our revenues for the nine months ended September 30, 2021, were from the Trxade platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues decreased by $7,626,691 compared to the prior period. Integra Pharma Solutions revenue decreased by 73.7% to $2,511,270 for the nine months ended September 30, 2021, compared to $9,548,512 in the prior year’s period. The decrease was a result of non-recurring sales of personal protective equipment (PPE) in 2020 related to the COVID-19 pandemic. In Trxade, Inc., revenue decreased by 14.4% to $3,653,269 for the nine months ended September 30, 2021, compared to $4,268,619, in the prior year’s period. The decrease was mainly as a result of supply chain issues for generic drugs selling on the platform, which carry higher fee revenue than brands. The pandemic has created supply issues for wholesalers and the generic product supply.

Cost of sales and gross profit were $3,995,792 and $3,505,743 for the nine months ended September 30, 2021, respectively, and $9,554,016 and $5,574,210 for the nine months ended September 30, 2020, respectively. As sales for PPE decreased in 2021, the cost of sales also decreased.

Gross profit as a percentage of sales was 47% for the nine months ended September 30, 2021, compared to 37% for the nine months ended September 30, 2020. The reason for the increase in gross profit as a percentage of sales was a result of a greater amount of sales from the Trxade platform, which carries a higher gross margin.

General and administrative expenses (less stock-based compensation expense) increased for the nine months ended September 30, 2021, to $6,336,428, compared to $4,075,268 for the comparable period in 2020. The increase was mainly due to IT development and marketing expenses related to Bonum Health and MedCheks, and legal expenses.

Total stock-based compensation expense decreased to $452,858 for the nine months ended September 30, 2021, compared to $1,700,171 for the prior year’s period, due to no management stock bonuses being granted in the current period. Stock-based compensation is described in greater detail above under “PART I. – ITEM 1. FINANCIAL STATEMENTS” – “NOTE 3 – SHAREHOLDERS’ EQUITY”.

We had $1,226,426 of Loss on Inventory Investment for the nine months ended September 30, 2021, in connection with Inventory deposits and our write-down of our Bonum Health Hubs as described in greater detail in “NOTE 6 – OTHER RECEIVABLES”.

We had interest expense of $21,574 for the nine months ended September 30, 2021, compared to interest expense of $22,664 for the nine months ended September 30, 2020.

Net loss increased by $4,307,650, to a net loss of $4,531,543 for the nine months ended September 30, 2021, compared to net loss of $223,893 for the nine months ended September 30, 2020, mainly due to the IT development and marketing of the Trxade Platform, Bonum Health and MedCheks start-up development, loss on inventory investments, legal expenses, inventory write downs and bad debt expense, as described in greater detail above under “PART I. – ITEM 1. FINANCIAL STATEMENTS”– “NOTE 6 – OTHER RECEIVABLES”, as well as the decrease in revenues, offset by the decrease in cost of sales, each described in greater detail above.

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of September 30, 2021.

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

Trxade, Inc. provides an online web-based buying and selling platform for licensed pharmaceutical wholesalers (“Suppliers”) to sell products and services to licensed pharmacies (“Customers”). Trxade, Inc. charges Suppliers a transaction fee, a percentage of the purchase price of the prescription drugs and other products sold through its website service. Fulfillment of confirmed orders, including delivery and shipment of prescription drugs and other products, is the responsibility of the Supplier, not Trxade, Inc. Trxade, Inc. holds no inventory and assumes no responsibility for the shipment or delivery of any products or services from our website. Trxade, Inc. considers itself an agent for this revenue stream and as such, reports revenue as net. Step One: Identify the contract with the Customers – Trxade, Inc.’s Terms and Use “Agreement,” which outlines the terms and conditions between Trxade, Inc. and the Supplier, is acknowledged and agreed to by the Supplier. Collection is probable based on a credit evaluation of the Supplier. Step Two: Identify the performance obligations in the Agreement – Trxade, Inc. provides the Supplier access to the online website, ability to upload catalogs of products and Dashboard access to review status of inventory as well as posted and processed orders. The Agreement requires the Supplier to post a catalog of pharmaceuticals on the platform, deliver the pharmaceuticals and, upon shipment, remit the stated platform fee. Step Three: Determine the transaction price – the Agreement outlines the fee, which is based on the type of product: generic, brand or non-drug. There are no discounts for volume transactions or early payment of invoices. Step Four: Allocate the transaction price – the Agreement details the fee. There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – revenue is recognized upon Supplier’s fulfillment of the applicable order.

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

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION”, to the Notes to Consolidated Financial Statements included herein under “PART I. - ITEM 1. FINANCIAL STATEMENTS”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mr. Doss, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

To mitigate the spread of COVID-19, we implemented travel restrictions and remote working arrangements for most of our employees in order to minimize physical contact, and we implemented additional sanitation and personal protection measures. The Company’s employees started working remotely around March 17, 2020, and although productivity did not drop, if it does, it could impact revenues and profitability. The Company’s corporate office was closed through September 30, 2021. The office is expected to open for our management team beginning in January 2022, while our remaining employees will continue to work remotely for the time being. These measures might not fully mitigate COVID-19 risks to our workforce, and we could experience unusual levels of absenteeism that might impair operations and delay delivery of products. The COVID-19 pandemic affects product manufacturing, supply and transport availability and cost. The COVID-19 pandemic also influences shortages of some products, with product allocation resulting in delivery delays for customers. Additionally, as a result of the coronavirus outbreak, various states have adopted price gouging laws. Our failure to comply with such laws and regulations could subject us to claims, penalties, fines or lawsuits.

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

Due to the supply and demand nature of our pharmaceutical business and the personal protective equipment (PPE) business, especially in connection with the rapidly changing regulations, recommendations and guidance surrounding COVID-19, the inventory of products we have acquired, or may acquire in the future, has been/may be, acquired at a cost higher than the price at which we may be able to resell such products. As a result, in the past we have, and in the future, we may not be able to make a profit on such sales and have in the past and may in the future, have to write-down a significant portion of our inventory. During the years ended December 31, 2020, and 2019, write-down to market value was $1,220,269 and $0, respectively. We had $1,225,141 of Loss on Inventory Investment for the nine months ended September 30, 2021, in connection with Inventory deposits and our write-down of our Bonum Health Hubs as described in greater detail in “NOTE 6 – OTHER RECEIVABLES”. Future write-downs of assets could have a material adverse effect on our balance sheet. Additionally, the company recorded bad debt expense in connection with the sale of PPE items with a single customer for the amount of $630,000 which was more than 90 past due as of September 30, 2021.

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

Our revenues for the three months ended September 30, 2021, were from the Trxade platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues decreased by $3,782,223, compared to the prior period. Integra Pharma Solutions revenue was $795,804 for the three months ended September 30, 2021. The decrease was a result of non-recurring sales of personal protective equipment (PPE) in 2020 related to the COVID-19 pandemic. Our revenues for the nine months ended September 30, 2021, were from the Trxade platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues decreased by $7,626,691 compared to the prior period. Integra Pharma Solutions revenue decreased by 73.7% to $2,511,270 for the nine months ended September 30, 2021, compared to $9,548,512 in the prior year’s period. The decrease was a result of non-recurring sales of personal protective equipment (PPE) in 2020 related to the COVID-19 pandemic. Our quarterly operating results may fluctuate in the future based on certain non-recurring sales of PPE and associated costs of revenues therewith, which may be compounded in our year over year financial results. As such, we believe that quarter-to-quarter comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Equity Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2021, and from the period from October 1, 2021, to the filing date of this report, which have not previously been disclosed in a prior Quarterly Report on Form 10-Q or a Current Report on Form 8-K, if any.

Issuer Purchases of Equity Securities

The following table sets forth share repurchase activity for the respective periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1, 2021 – July 31, 2021	—	$—	—	$1,000,000
August 1, 2021 – August 31, 2021	—	$—	—	$1,000,000
September 1, 2021 – September 30, 2021	—	—	—	$1,000,000
Total	—	$—	—	$1,000,000

(1) On May 27, 2021, our Board of Directors authorized the repurchase up to $1 million of the currently outstanding shares of the Company’s common stock in open market transactions. There is no time frame or expiration date for the repurchase program, and such program will remain in place until a maximum of $1.0 million of the Company’s common stock has been repurchased or until such program is suspended or discontinued by the Board of Directors. During the quarter ended September 30, 2021, and through the date of the filing of this Report, no shares have been repurchased and a total of $1 million remains available for repurchases under the program.

On July 18, 2021, our Board of Directors approved an “at-the-market” offering and paused the Stock Repurchase Program until the offering was complete.

On July 22, 2021, our Board of Directors delayed the “at-the-market” offering and reactivated the Stock Repurchase Program.

On August 4, 2021, our Board of Directors approved an “at-the-market” offering and paused the Stock Repurchase Program until the offering is complete.

To date, no shares of common stock have been sold in connection with the “at-the-market” offering, which is still ongoing.

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

Date: October 25, 2021

By:	/s/ Howard Doss
Howard Doss
Chief Financial Officer (Principal Accounting/Financial Officer)

Date: October 25, 2021

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

1.1	Equity Distribution Agreement, dated July 19, 2021 between the Company and EF Hutton, division of Benchmark Investments LLC	8-K	001-39199	1.1	August 6, 2021
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

