Form 10-K
period 2021-12-31
TRxADE HEALTH, INC
filed 2022-03-28
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________to______________

Commission File Number: 001-39199

TRxADE HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2420 Brunello Trace.
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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $16,921,890. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are no other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 28, 2022, there were 8,181,041 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the “2022 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2022 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains forward-looking statements within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other comparable terminology, although not all forward-looking statements contain these words. Forward-looking statements are not a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time the statements are made and involve known and unknown risks, uncertainties and other factors that may cause our results, levels of activity, performance or achievements to be materially different from the information expressed or implied by the forward-looking statements in this Report. These factors include those set forth below and those disclosed under “Risk Factors”, below. These factors include, but are not limited to:

●	Risks of our operations not being profitable;
●	Claims relating to alleged violations of intellectual property rights of others;
●	Technical problems with our websites;
●	Risks relating to implementing our acquisition strategies;
●	Our ability to manage our growth;
●	Negative effects on our operations associated with the opioid pain medication health crisis;
●	Regulatory and licensing requirement risks;
●	Risks related to changes in the U.S. healthcare environment;
●	The status of our information systems, facilities and distribution networks;
●	Risks associated with the operations of our more established competitors;
●	Regulatory changes;
●	Healthcare fraud;
●	The continued effects of COVID-19, governmental responses thereto, economic downturns and possible recessions caused thereby;
●	Inflation;
●	Changes in laws or regulations relating to our operations;
●	Privacy laws;
●	System errors;
●	Dependence on current management;
●	Our growth strategy; and
●	Other risks disclosed below under, and incorporated by reference in, “Risk Factors”.

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

Forward-looking statements speak only as of the date of this Report or the date of any document incorporated by reference in this Report, as applicable. Except to the extent required by applicable law or regulation, we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

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

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. Fiscal 2021 means the year ended December 31, 2021, whereas fiscal 2020 means the year ended December 31, 2020.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” “Trxade”, “Trxade Group” and “TRxADE HEALTH, INC.” refer specifically to TRxADE HEALTH, INC. and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “NASDAQ: MEDS,” “SEC Filings” page of our website at www.rx.trxade.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website addresses are www.rx.trxade.com www.trxadegroup.com, www.rx.trxade.com, www.bonumhealth.com, www.comsprx.com, and www.rxintegra.com. Information on our websites is not incorporated by reference into this Form 10-K. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

CORPORATE AND ORGANIZATIONAL HISTORY

Background of XCEL

Our Company was incorporated in Delaware on July 15, 2005, as “Bluebird Exploration Company” (“Bluebird”). Bluebird was originally formed to engage in the exploitation of mineral properties. In December 2008, Bluebird changed its name to “Xcellink International, Inc.” (“XCEL”), and subsequently announced that its business plan was being expanded to include the development and marketing of platform-independent customer-centric payment systems and methodologies. XCEL was unable to raise the funds necessary to implement its business strategy, never generated any revenue and was reporting as a “shell” corporation. On January 9, 2014, Trxade Group, Inc., a privately held Nevada corporation, merged with and into XCEL, and XCEL changed its name to “Trxade Group, Inc.” On June 1, 2021, the Company changed its name from “Trxade Group, Inc” to “TRxADE HEALTH, INC.”

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

Reverse Merger with Trxade

On September 26, 2008, Mark Fingarson, the former President, sole Director and controlling shareholder of XCEL, sold 80,000,000 shares of XCEL (prior to the Merger Reverse Split and Reverse Stock Split (each discussed and defined below)) to XCEL’s then attorney, Ron McIntyre. On November 22, 2013, Trxade Nevada acquired Mr. McIntyre’s controlling interest of 80,000,000 shares in XCEL pursuant to a Purchase and Sale Agreement dated November 7, 2013. At the time of the sale, XCEL had 104,160,000 shares of common stock issued and outstanding, including the 80,000,000 shares of stock acquired by Trxade Nevada (prior to the Merger Reverse Split and Reverse Stock Split (each discussed and defined below)).

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

Recapitalization of Common Stock by a Reverse Split and Increase of Authorized Shares of Stock

We also reversed our issued and outstanding stock at the ratio of one for one thousand (1:1,000) shares effective upon the closing of the Merger (the “Merger Reverse Split”). In connection with the Merger Reverse Split, 104,160,000 outstanding shares of our common stock, including the 80,000,000 shares held by Trxade Nevada, were exchanged for 104,160 post-Merger Reverse Split shares of common stock. As a result of the Merger, Trxade Nevada stockholders holding 28,800,000 shares of common stock and 670,000 shares of Series A Preferred Stock converted their shares on a one-to-one basis into 28,800,000 shares of our common stock and 670,000 shares of our Series A Preferred Stock, for an aggregate total of 29,470,000 shares. Further, 100,000 shares of our common stock (on a post-Reverse Split basis and considering the Reverse Stock Split (discussed below)) were issued following the Merger in connection with the conversion of our promissory notes. The 80,000,000 pre-Merger shares held by Trxade Nevada, which amounted to 13,334 shares (on a post-Reverse Split basis and taking into account the Reverse Stock Split), reverted to treasury stock of the Company. Except as otherwise disclosed, the share amounts in the paragraph above have not been adjusted for the Merger Reverse Split or the Reverse Stock Split.

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

Subsidiaries

We own 100% of Trxade Inc. (a Florida corporation). This subsidiary is included in our attached consolidated financial statements and is engaged in the same line of business as Trxade. Trxade Inc. is a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

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

We own 100% of Alliance Pharma Solutions, LLC (d.b.a. DelivMeds), a Florida limited liability company, which was founded in January 2018 (“Alliance”). Alliance previously owned 30% of SyncHealth MSO, LLC (“SyncHealth”) which was part of a joint venture formed in January 2019 with PanOptic Health, LLC (“PanOptic”) with the goal of enabling independent retail pharmacies to better compete with large national pharmacies on pricing, distribution and logistics. We did not realize any income from the joint venture, and we terminated the joint venture agreements pursuant to their terms effective as of January 31, 2020, and assigned the 30% ownership of SyncHealth back to PanOptic. As of February 1, 2020, we own no equity in SyncHealth and only the terms of the agreements relating to confidentiality, non-solicitation and each party’s obligation to cease use of the other party’s intellectual property survive the termination.

We own 100% of Bonum Health, LLC, a Delaware limited liability company which owns our “Bonum Health Hub” assets and operations as discussed in further detail below.

We previously owned 100% of MedCheks, LLC, a Delaware limited liability company which was formed in January 2021, had no revenue in 2021 and was dissolved in December 2021.

We previously owned 100% of PharmCentrix, LLC, a Delaware limited liability company which had no revenue in 2020 and was dissolved in December 2020.

Acquisition of Community Specialty Pharmacy, LLC

On October 15, 2018, the Company entered into and consummated the purchase of 100% of the equity interests of Community Specialty Pharmacy, LLC, a Florida limited liability company, (“CSP”), pursuant to the terms and conditions of the Membership Interest Purchase Agreement, entered into by and among the Company as the buyer, and CSP, and Nikul Panchal, the equity owner of CSP, a non-executive officer of the Company (collectively, the “Seller”). The purchase price for the 100% equity interest in CSP was $300,000 in cash, a promissory note issued by the Company in the amount of $300,000, and warrants to purchase 67,585 shares of common stock of the Company (on a post-Reverse Split basis and taking into account the Reverse Stock Split) of which 33% of such warrants were revocable by the Company prior to October 15, 2019 (but were not revoked); 33% were revocable by the Company prior to October 15, 2020 (but were not revoked); and the remaining 33% of such warrants are revocable by the Company prior to October 15, 2021 (which were revoked on September 23, 2021), which are exercisable for eight (8) years from the issuance date at a strike price of $0.06 per share. As of the date of this Report, there are no warrants to purchase shares of common stock remain outstanding in connection with the purchase.

SyncHealth MSO, LLC Joint Venture

On January 17, 2019, the Company and Alliance Pharma Solutions, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (hereafter “Alliance,” with Alliance and Trxade referred to collectively herein as the “Trxade Parties”), entered into a transaction effective as of January 17, 2019 with PanOptic Health, LLC, a Delaware limited liability company (“PanOptic”), to create a new entity, SyncHealth MSO, LLC (“SyncHealth”) as part of a joint venture to enable independent retail pharmacies to better compete with large national pharmacies on pricing, distribution and logistics. As part of the transaction Alliance owned 30% of SyncHealth. We did not realize any income from the joint venture, and we terminated the joint venture agreements pursuant to their terms effective as of January 31, 2020, and assigned the 30% ownership of SyncHealth back to PanOptic. As of February 1, 2020, we own no equity in SyncHealth and only the terms of the agreements relating to confidentiality, non-solicitation and each party’s obligation to cease use of the other party’s intellectual property survive the termination.

Bonum Health Asset Acquisition

On October 23, 2019, Bonum Health, LLC, a Delaware limited liability company, and a then newly formed wholly-owned subsidiary of the Company (“Bonum Health”) entered into an Asset Purchase Agreement with Bonum Health, LLC, a Florida limited liability company (“Seller”) and the sole member of the Seller (the “Member”). Pursuant to the Asset Purchase Agreement, the Company (through Bonum Health) acquired from the Seller, certain specified assets and certain specified contracts associated with the assets of the Seller’s operation as a telehealth service provider (the Tele Meds Platform)(the “Assets”). Included with the acquisition of the Assets, were contracts (relating to the Assets), intellectual property for the Bonum Health Tele Medicine software & Technology and personal computers. The Company agreed to provide the Seller consideration equal to 41,667 shares of restricted common stock of the Company at the closing, and the Seller had the right to earn up to an additional 108,334 shares of restricted common stock of the Company in the event certain milestones were met within the first anniversary of the Closing date, none of which were met.

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

BUSINESS OF TRXADE

Company Overview

We are a health services IT company focused on digitalizing the retail pharmacy experience by optimizing drug procurement, the prescription journey and patient engagement in the U.S. and have designed and developed, and now own and operate, a business-to-business web-based marketplace. Our core service brings the nation’s independent pharmacies, accredited national suppliers, and manufacturers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

We began operations as Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) in August of 2010 and spent over two years creating and enhancing our web-based services. The Company changed its name on June 1, 2021, from “Trxade Group, Inc” to “TRxADE HEALTH, INC.” Our services provide pricing transparency, purchasing capabilities and other value-added services on a single platform focused on serving the nation’s approximately 19,397 independent pharmacies with annual purchasing power of $67.1 billion (according to the National Community of Pharmacists Association’s 2021 Digest). Our national wholesale supply partners and manufacturers are able to fulfill orders on our platform in real-time and provide pharmacies and wholesale suppliers with cost-saving payment terms and next-day delivery capabilities in unrestrictive states. We have expanded significantly since 2015 and now serve approximately 13,100+ registered members on our sales platform.

Our Principal Products and Services and their Markets.

Trxade.com is a web-based pharmaceutical marketplace engaged in promoting and enabling commerce among independent pharmacies, small chains, hospitals, clinics, and alternate dispensing sites with large pharmaceutical suppliers nationally. Our marketplace has over 60 national and regional pharmaceutical suppliers providing over 120,000 branded and generic drugs, including over-the-counter drugs (OTCs), and drugs available for purchase by pharmacists. We serve approximately 13,100+ registered members, providing access to Trxade’s proprietary pharmaceutical database and data analytics regarding medication pricing. We generate revenue from these services by charging a transaction fee to the seller of the products for sales conducted via the Trxade platform. The buyers do not bear the cost of transaction fees for the purchases that they make, nor do they pay a fee to join or register with our platform. Substantially all of our revenues during the years ended December 31, 2021 and 2020, were from platform revenue generated on www.rx.trxade.com, product sales through Integra Pharma Solutions, LLC, and prescription sales through Community Specialty Pharmacy, LLC.

Status of current products and services.

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

Delivmeds.com. Delivmeds.com was launched in late 2018 as a consumer-based app to provide delivery of pharmaceutical products associated with Alliance Pharma Solutions, LLC. We are currently working on reformulating the application from a prescription delivery portal to a fully integrated, interoperable, end-to-end prescription delivery and medication adherence tool. The new product has been rebranded and is targeted for consumer re-release and use in the near future. To date, we have not generated any revenue from this product.

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

Bonum Health Hub and Application. The “Bonum Health Hub”, a self-enclosed, free standing virtual examination room, was launched by the Company’s wholly-owned Bonum Health, LLC subsidiary, in November 2019 and was expected to be operational in April 2020; however, due to the COVID-19 pandemic, the Company does not anticipate installations moving forward, and has taken a write off of the hubs purchased at June 30, 2021 in the amount of $143,891, which is included under loss on inventory investments in the statement of operations for the year ended December 31, 2021, in Note 8 - Other Receivables” to the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplemental Data”.

The “Bonum Health app”, which provides an overall healthcare experience comparable to a Primary Care practitioner, and an online portal as a personal electronic medical record and scheduling system is available on a subscription basis, primarily as a stand-alone telehealth software application that can be licensed on a business-to-business (B2B) model to clients as an employment health benefit for the clients’ employees. Revenue has been generated from this service through our Bonum subsidiary.

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

MedCheks Health Passport. The Health Passport is a patient-centered, digital, precision healthcare platform that lets patients consolidate and control their health data via a digital Health Passport and allows them to share their health profile, tests and vaccinations simply and safely. Secured in a blockchain, the Health Passport includes health and vaccination status verification via a QR code, which is available for travel, entry into stadiums, concert venues, events, offices, industrial plants, warehouses, and other physical access points. The Passport stores all of a user’s health records securely in one place. We have not generated any revenue from this product to date and the product was discontinued at the end of December 2021. We previously owned 100% of MedCheks, LLC, a Delaware limited liability company which was formed in January 2021, had no revenue in 2021 and was dissolved in December 2021.

SOSRx, LLC. On February 15, 2022, the Company entered into a relationship with Exchange Health, LLC, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals (“Exchange Health”). SOSRx LLC, a Delaware limited liability company (“SOSRx”), was formed, which is owned 51% by the Company and 49% by Exchange Health.

All of our product offerings are focused on the United States markets. Some products are restricted just to certain states, depending upon the various applicable state regulations and guidelines pertaining to pharmaceuticals, particularly, and drug businesses, generally. Our services are distributed through our online platform

Organizational Structure

The diagram below depicts our current organizational structure:

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

To fuel this change, insurance companies (Pharmacy Benefits Management (“PBM”) and private health payers) and the federal government have initiated lower medication reimbursement payments to healthcare providers. We believe that pharmacies face increasing pressure to source medications as inexpensively as possible and improve operational efficiency. Trxade seeks to be in the forefront of solving these transparency and pricing concerns by providing independent, retail pharmacies with real-time, pharmacy acquisition cost (“PAC”) benchmarks to the National Drug Code (the “NDC”) standard. The NDC mark is a unique product identifier used in the United States for drugs intended for human use.

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

Other Start-up Companies Which Provide Competitive Services.

We have identified start-ups that provide for supplier-pharmacy trading such as PharmaBid, RxCherrypick, PharmSaver, MatchRx and GenericBid, and provide web-based services similar to ours, allowing pharmacies to buy from several suppliers. Trxade differentiates itself from these exchanges by providing our pharmacies with both brand and generic pharmaceutical products. Additional companies target “direct-to-consumer” pharmacy deliveries, including Amazon.com’s PillPack, Capsule, Costplusdrugs, and GetRoman.com.

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

Telehealth Providers

We also anticipate facing competition in the telehealth industry (in connection with “Bonum Health”) from current and future health care companies in the telehealth market including, Teladoc Health, Inc., MDLive, Inc., American Well Corporation and Grand Rounds, Inc., among other smaller industry participants.

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

Dependence on One or More Major Customers.

As of the date of this filing, we have approximately 13,100+ registered members and over 30 pharmaceutical suppliers as customers, with an estimated market potential of approximately 19,397 independent pharmacies and 1,500 regional and local suppliers. We have a working relationship with over 25 wholesalers and the nation’s largest buying group. Although we believe those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the largest wholesalers decided no longer to do business with Trxade, the resulting supplier void would materially and adversely affect our competitiveness in the marketplace.

Intellectual Property.

Although we believe that our name and brand are protected by applicable state common law trademark laws, we do not currently have any patents, concessions, licenses, royalty agreements, or franchises, provided that we do currently maintain a number of registered trademarks and our pharmaceutical pricing benchmarks, PAC. Our business operates under a proprietary software system which includes trade secrets within our database, business practices and pricing model. We also maintain a number of websites.

We believe that we have taken all necessary steps to protect our proprietary rights, but no assurance can be given that we will be able to successfully enforce or protect our rights in the event that they are infringed upon by a third party.

Need for Government Approval of Products and Services.

We are required to hold business licenses and to follow applicable state and federal government regulations detailed herein. In October 2018, we acquired Community Specialty Pharmacy, LLC, an accredited independent retail pharmacy with a focus on specialty medications, which requires state approval, which have been obtained in 36 states.

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

Potential New Regulations; Price Gouging Rules

In addition to the above, regulatory mandates in response to certain unexpected events, such as viral outbreaks, could negatively impact sales. For example, in December 2019 an outbreak of a coronavirus surfaced in China and resulted in governments around the world adopting restrictions on public gatherings, travel and restrictions on companies’ (including our) ability to conduct normal business operations.

Price gouging may be an issue in the coming months due to the continued effects of the coronavirus and responses thereto and supply chain issues associated therewith and separately; as of the date of this Report, 42 states have enacted price gouging laws of one kind or another. The laws vary from state to state, but one constant throughout is a prohibition to charge “excessive” or “unconscionable” prices for consumer goods. Some states define “excessive” or “unconscionable” while others define what makes a prima facia case for price gouging and what constitutes a prima facia defense, shifting the burden of proof to the accuser. In almost all of the 42 states with price gouging laws on the books, a price is excessive or unconscionable if the price of a good has increased, in some states by a certain percentage, over the price of the good prior to the onset of the abnormal disruption of the market. Some states have clearly excepted from the price gouging definition a rise in prices caused by an increase in the merchant’s cost of delivering that good for sale – whether it be increased shipping costs, gasoline prices or simply the cost of the good itself. Other states have less defined exceptions – Virginia for example only treats the fact of increased input costs as a merchant’s prima facia defense to an accusation of price gouging. Several states except from the price gouging definition prices that do not exceed a normal margin (i.e., the merchant’s margin immediately prior to the market disruption) PLUS 10%. In general, while the law may not specifically define what constitutes an “unconscionably excessive price,” the statutes typically provide that a price may be “unconscionably excessive” if: the amount charged represents a “gross disparity” from the price such goods or services were sold or offered for sale immediately prior to the onset of the abnormal disruption of the market. Merchants may provide evidence that justifies their higher prices were justified by increased costs beyond their control. We will need to comply with the excessive price statutes; as of the date of this Report, we believe we were in compliance with all 42 states’ price gouging laws.

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

Climate Change Regulation

The U.S. government and foreign governments are currently in the process of considering new or expanded laws to address climate change. Such laws, if adopted, may include limitations on greenhouse gas (“GHG”) emissions, mandates that companies implement processes to monitor and disclose climate-related matters, additional taxes or offset charges on specified energy sources, and other requirements. Compliance with climate-related laws may be further complicated by different regulatory approaches and requirements in the various jurisdictions in which we operate. New or expanded climate-related laws could impose substantial costs on us. Until the timing and extent of climate-related laws are clarified, we cannot predict their potential effect on our capital expenditures or our results of operations.

Environmental Regulations

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

In general, under the JOBS Act a company is an “emerging growth company” if its initial public offering (“IPO”) of common equity securities was affected after December 8, 2011, and the company had less than $1.07 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an “emerging growth company” after the earliest of

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

Section 106 of the JOBS Act permits “emerging growth companies” to submit registration statements under the Securities Act on a confidential basis provided that the registration statement and all amendments thereto are publicly filed at least 21 days before the issuer conducts any road show (which time period has since been reduced to 15 days). This is intended to allow “emerging growth companies” to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

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

Status as Emerging Growth Company. Our first sale of common equity securities pursuant to an effective registration statement under the Securities Act occurred on or around May 2019. As such, we will remain an emerging growth company, until no later than December 31, 2024, the completion of the fiscal year of the fifth anniversary of the Company’s IPO.

Research and Development.

During the last two fiscal years, Trxade.com, DelivMeds, MedCheks Health Passport and Bonum Health have been developed as proprietary software. For the years ended December 31, 2021, and 2020, $509,210 and $662,726, respectively, was spent by the Company in research and development activities, which were included in general and administrative expenses. None of these expenses were borne directly by customers.

Employees

Currently, we have approximately 47 full-time employees. Our compensation programs are designed to align the compensation of our employees with performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentives earnings for both short-term and long-term performance such as health insurance, paid time off and flexibility schedules. To empower employees to unleash their potential, we provide onboarding training, development mentorship with C-suite executives, and one on one coaching. The Company believes that its rich culture of inclusion and diversity enables it to create, develop and fully leverage the strength of its workforce to exceed customer expectation and meet its growth objectives. The Company places a high value on diversity and inclusion.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, many of which are beyond our control, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

●	We have in the past been adversely affected by COVID-19 and may continue to be adversely affected by COVID-19 and/or governmental responses thereto, supply chain issues relating thereto;

●	We are currently unprofitable, have recently generated net losses, and we may incur losses in the future;

●	We may need additional financing in the future, which may not be available on favorable terms, if at all;

●	We may not be able to manage our future growth;

●	Many of our competitors are better established and have resources significantly greater than we do;

●	We will need to expand our member base or our profit margins to attain profitability;

●	We face risks associated with our operations within the pharmaceutical distribution market;

●	We are dependent on our current management;

●	We rely on third party contracts, which may not be renewed or may be terminated;

●	We are currently facing and may in the future face difficulties in sourcing products and inventory due to a variety of causes;

●	We have in the past, and may in the future, not be able to sell our inventory, at or above the price we acquired such inventory for, and have in the past, and may in the future, be forced to write-down inventory and certain of our other assets which may have a material adverse effect on our balance sheet;

●	We have in the past, and may in the future, not receive products or receive refunds for deposited amounts and have experience losses in connection with such deposits;

●	We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate;

●	Our business and operations depend on the proper functioning of information systems, critical facilities and distribution networks and a disruption, cyber-attack, failure or destruction of such networks, systems, or technologies may disrupt our business or result in liability;

●	There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences;

●	We face risks associated with our business in the telehealth market, including risks associated with legal challenges, relationships with third parties and affiliated professionals, our network of qualified providers, competition for services; new technologies, failure to develop widespread brand awareness and regulatory risks;

●	Our certificate of incorporation limits the liability of our officers and directors and provides for indemnification rights, mandatory forum selection provisions and limits the ability of stockholders to call special meetings of stockholders;

●	We incur significant costs to ensure compliance with U.S. and NASDAQ Capital Market reporting and corporate governance requirements;

●	We may not be able to comply with NASDAQ’s continued listing standards;

●	Regulatory changes that affect our distribution channels could harm our business;

●	Healthcare fraud laws are often vague and uncertain, exposing us to potential liability;

●	New and expanded laws or regulations could have a material adverse effect on our business operations, cash flows or future prospects;

●	The public health crisis involving the abuse of prescription opioid pain medication could have a material negative effect on our business;

●	Consolidation in the U.S. healthcare industry may negatively impact our results of operations;

●	We have identified material weaknesses in our internal control over financial reporting and controls and procedures;

●	There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our common stock may continue to be volatile;

●	Stockholders may experience dilution to future equity sales, the exercise or conversion of outstanding convertible securities or future transactions;

●	Our Chief Executive Officer and President are our two largest stockholders and, as a result, they can exert control over us and have actual or potential interests that may differ from yours;

●	Risks associated with the JOBS Act and our status as an emerging growth company;

●	Risks associated with future acquisitions, including unknown liabilities and difficulty integrating such acquisitions;

●	Cyber security attacks and website problems; and

●	Claims, litigation, government investigations, and other proceedings that may adversely affect our business and results of operations

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

During 2020 and continuing into 2022, there has been a widespread worldwide impact from the COVID-19 pandemic, and we have been, and may in the future be, adversely affected as a result. The outbreak of the COVID-19 coronavirus, the global response to such coronavirus, including travel restrictions and quarantines that governments instituted during 2020 and 2021, adversely affected our operations, and future restrictions or governmental requirements may have an adverse effect on our operations in the future, and/or may have a significant negative impact on our results of operations, the production of pharmaceuticals and our ability to timely obtain pharmaceuticals for resale. Currently, we are experiencing reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that are having a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines and we are also having a hard time finding qualified staff, due to the pandemic. Notwithstanding the above disruptions, our results of operations have not, to date, been materially adversely affected by the pandemic. However, if we continue to experience production difficulties, quality control problems or further shortages in supply of pharmaceuticals or personnel in the future, this could harm our business and results of operations, any of which could have a material adverse effect on our operations and the value of our securities. In addition, employee sicknesses and remote working environments, and the potential negative effect thereof on productivity and internal controls, related to the coronavirus and the federal, state and local responses to such virus, could materially impact our consolidated results for the year 2022 and beyond. The COVID-19 outbreak could also restrict our access to capital such as credit facilities and lead to material nonrecurring charges, write-downs, impairments and expenses. The Company is actively and continually monitoring the pandemic’s effect on our businesses and endeavoring to adapt quickly in real time to meet the rapidly-changing demands of our Customers and Suppliers.

To mitigate the spread of COVID-19, we implemented sanitation and personal protection measures. The Company’s corporate office reopened on January 3, 2022, in accordance to Center for Disease Control and Prevention (CDC) guidance, allowing only management and certain key operational employees to return to the office, while hourly employees remain working remotely until further notice. These measures might not fully mitigate COVID-19 risks to our workforce, and we could experience unusual levels of absenteeism that might impair operations and delay delivery of products. The COVID-19 pandemic affects product manufacturing, supply and transport availability and cost. The pandemic has in the past reduced demand for some products due to delays or cancellations of elective medical procedures, consumer self-isolation and business closures, among other reasons, which may become issues again in the future if the number of persons infected does not continue to decline. The COVID-19 pandemic also influences shortages of some products, with product allocation resulting in delivery delays for customers. Additionally, as a result of the coronavirus outbreak, various states have adopted price gouging laws. Our failure to comply with such laws and regulations could subject us to claims, penalties, fines or lawsuits.

We have been impacted and may be further impacted by COVID-19 as follows:

●	As a result of COVID-19, various states have adopted price gouging laws. Our failure to comply with such laws and regulations could subject us to claims, penalties, fines or lawsuits;

●	Inventory price fluctuations as a result of supply and demand issues caused by COVID-19 have caused values of inventory to decrease, which has had a direct impact on gross profit and has resulted in a direct write-off of certain inventory value;

●	Payment Terms with customers may be altered or extended, which would have an impact on current ratios and cash flow; and

●

There have previously been material impairments with respect to goodwill and may be future material impairments and/or effects on right-of-use assets as the evaluation of the long-term impact to delivery of service or physical space assessments changes.

●

There have been shortages in the supply of generic pharmaceuticals which impact our revenues as our transaction fees revenue rely on the sale of generic pharmaceuticals through our marketplace platform

●	There have been labor market challenges in hiring staff

COVID-19 may cause further disruptions to our business, including, but not limited to:

●	causing one or more of our customers to file for bankruptcy protection or shut down, including as a result of broader economic disruption;

●	reducing health system or health plan subscription agreement fees generated, as well as visit fees, by customers or providers, as a result of funding constraints related to loss of revenue or employment;

●	negatively impacting collections of accounts receivable;

●	negatively impacting our ability to facilitate the provision of our telehealth services due to unpredictable demand;

●	negatively impacting our ability to forecast our business’s financial outlook;

●	creating regulatory uncertainty on our telehealth services, if certain restrictions on reimbursement or the practice of medicine across state lines are reintroduced at some point in the future; and

●	harming our business, results of operations and financial condition.

The ongoing impacts of the pandemic may cause, or make more likely, a general economic slowdown or recession in one or more markets, disruptions and volatility in global capital markets and other broad and adverse effects on the economy, business conditions, commercial activity and the healthcare industry. The pandemic might impact our business operations, financial position and results of operation in unpredictable ways that depend on highly-uncertain future developments, such as determining the effectiveness of current or future government actions to address the public health or economic impacts of the pandemic. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

We were recently unprofitable, we have recently generated net losses, and we may incur losses in the future.

Revenues generated from our consolidated operations for the years ended December 31, 2021 and 2020 were $9,889,433 and $17,122,520, respectively.

We incurred a net loss of $5,315,883 for the year ended December 31, 2021, compared to a net loss of $2,536,051 for the year ended December 31, 2020. We may incur other losses in the foreseeable future due to the significant costs associated with our business development, including costs associated with maintaining compliance under SEC reporting standards. We cannot assure you that our operations will annually generate sufficient revenues to fund our continuing operations or to fully implement our business plan, and thereafter sustain profitability in any future period.

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

Management anticipates that we will require additional working capital in the future to pursue continued development of products, services, and marketing operations. We cannot accurately predict the timing and amount of such capital requirements. Additional financing may not be available to us when needed or, if available, it may not be obtained on commercially reasonable terms. If we are not able to obtain the necessary additional financing on a timely or commercially reasonable basis, we will be forced to delay or scale down some or all of our development activities (or perhaps even cease the operation of our business). Our access to additional capital may be negatively affected by future recessions, downturns in the economy or the markets as a whole, or inflation.

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

U.S. and global economic conditions could materially adversely affect the Company’s business, results of operations, financial condition and growth.

Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs, changes to fiscal and monetary policy, tighter credit, higher interest rates, high unemployment and currency fluctuations could have a material adverse impact on demand for the Company’s products and services. In addition, consumer confidence and spending could be adversely affected in response to financial market volatility, negative financial news, conditions in the real estate and mortgage markets, declines in income or asset values, changes to fuel and other energy costs, labor and healthcare costs and other economic factors.

In addition to an adverse impact on demand for the Company’s products, uncertainty about, or a decline in, U.S. or global economic conditions could have a significant impact on the Company’s suppliers, the pharmacy industry as a whole, the Company’s network of independent pharmacies and other partners. Potential effects include financial instability; inability to obtain credit to finance operations and purchases of the Company’s products, payment defaults and insolvency.

A downturn in the economic environment could also lead to increased credit and collectability risk on the Company’s receivables; limitations on the Company’s ability to raise new funding through the sale of debt or equity; reduced liquidity; and declines in the value of the Company’s securities. These and other economic factors could materially adversely affect the Company’s business, results of operations, financial condition and growth.

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

To lawfully operate our businesses, we are required to obtain, and hold permits, product registrations, licenses and other regulatory approvals from, and to comply with operating and security standards of, numerous governmental bodies. For example, as a wholesale distributor of controlled substances, we must hold valid DEA registrations and state-level licenses, meet various security and operating standards, and comply with the Controlled Substances Act (CSA). Failure to maintain or renew necessary permits, product registrations, licenses or approvals, or to comply with required standards, could have an adverse effect on our results of operations and financial condition. We are also required to comply with various state pricing gouging laws. Products that we source and distribute must also comply with regulatory requirements.

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

We expect to compete with the three largest ADR distributors (McKesson, Cardinal Health and AmerisourceBergen), in addition to other pharmaceutical distributors, buying groups, software products, and various start-up drug companies. Many of these companies have substantially greater financial and manufacturer-backed resources, longer operating histories, greater name recognition and more established relationships in the industry than us. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may establish a more favorable footing in the pharmaceutical industry with respect to pricing or other factors. Our failure to compete successfully with any of these companies would have a material adverse effect on our business and the trading price of our common stock.

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

We offer limited credit to the pharmacies which limits the amount of the orders that they place and may result in us losing business and a reduction in our revenues.

We currently offer a limited amount of credit to our members. Such limited credit reduces the risk that such members do not pay for products; however, it also limits the amount of revenue we generate per member. We believe that if we were to increase the amount of credit we provide to members we would generate more revenues, but bear more risk of non-payment. We are currently exploring increasing the amount of credit we provide to members, which may in turn result in an increase in receivables and write-offs.

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

The Company holds, on behalf of and for the benefit of Mr. Suren Ajjarapu, a personal disability insurance policy providing for a $1,500,000 lump sum benefit, payable to Mr. Ajjarapu, in the event of Mr. Ajjarapu’s disability. The premiums on such policy will be paid by the Company for so long as Mr. Ajjarapu is employed by the Company.

The Company also holds a $4,000,000 key-man life insurance policy on the life of Mr. Suren Ajjarapu, and a $1,500,000 lump sum disability insurance policy on Mr. Ajjarapu, providing for the Company as beneficiary of such policies.

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

We rely on third party contracts.

We depend on others to provide products and services to us. We do not manufacture pharmaceuticals and we do not sell pharmaceuticals to the end consumer. We do not control these wholesalers, suppliers and purchasers, and although our arrangements with them will be terminable or of limited length, a change may be difficult to implement. At this time, we have a working relationship with over 50 wholesalers and the nation’s largest buying group. Although we believe that those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the wholesalers decided no longer to do business with us, that supplier void would materially and adversely affect our competitiveness in the marketplace.

We depend on suppliers to make their drugs and other medical products available to us for resale and are subject to risks associated with the availability of these drugs and other medical products.

We do not directly manufacture any of the products we sell and instead we rely on third parties to manufacture and/or procure such drugs and other medical products for us to resell. Supply chain constraints have, and may in the future have, a negative impact on the availability of drugs and medical products that we sell. Our supplier relationships could be interrupted, become less favorable to us or be terminated and the supply of these drugs or products could be interrupted or become insufficient. Supply interruptions or other disruptions in manufacturing processes could be caused by events beyond our control, including natural disasters, supplier facility shut-downs, defective raw materials, the impact of epidemics or pandemics, such as COVID-19, and actions by U.S. or international governments, including export restrictions or tariffs. A sustained supply reduction or interruption, and an inability to develop alternative and additional sources for such supply, could result in lost sales, increased cost, damage to our reputation, and may have an adverse effect on our business.

We may have difficulties in sourcing or selling products due to a variety of causes.

We might experience difficulties and delays in sourcing and selling products due to a variety of causes, such as: difficulties in complying with the legal requirements for export or import of pharmaceuticals or supplies; suppliers’ failure to satisfy production demand; manufacturing or supply problems such as inadequate resources; and real or perceived quality issues. Difficulties in product manufacturing or access to raw materials could result in supplier production shutdowns, product shortages and other supply disruptions. The COVID-19 pandemic has adversely affected the availability of some products, resulting in product allocation and delivery delays. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

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

We have in the past, and may in the future, not be able to sell our inventory, at or above the price we acquired such inventory for, and have in the past, and may in the future, be forced to write-down inventory and certain of our other assets which may have a material adverse effect on our balance sheet.

Due to the supply and demand nature of our pharmaceutical business and the personal protective equipment (PPE) business, especially in connection with the rapidly changing regulations, recommendations and guidance surrounding COVID-19, the inventory of products we have acquired, or may acquire in the future, has been/may be, acquired at a cost higher than the price at which we may be able to resell such products. As a result, in the past we have, and in the future we may not be able to, make a profit on such sales and have in the past and may in the future, have to write-down a significant portion of our inventory. During the years ended December 31, 2021 and 2020, write-down to market value was $376,348 and $1,220,269, respectively. A significant write-down of assets may have a material adverse effect on our balance sheet and results of operations.

We may not receive products or receive refunds for deposited amounts and may experience losses in connection with such deposits.

We might not receive products or the return of funds on deposits that have been provided. We have two deposits outstanding as of the date of this report in an aggregate amount of approximately $1,081,250. In the event we do not receive the return of our deposits (through litigation or otherwise), this will cause us financial harm and as a result the Company has taken a significant charge on our financial statements by taking a loss in the amount of such deposit amount. Additionally, in the future we may provide additional deposits for products which may be material, which deposits may not be refunded timely, if at all, and which products may not be delivered, or may be defective or unusable. Any significant losses of deposited funds could have a material adverse effect on our financial condition, results of operations and the value of our securities.

In July 2020, the Company’s wholly-owned subsidiary, Integra, entered into an agreement with Studebaker Defense Group, LLC (“Studebaker”) wherein Integra would pay Studebaker a down payment of $500,000 and Studebaker would deliver 180,000 boxes of nitrile gloves by August 14, 2020. Integra wired the $500,000 to Studebaker, but to date, Studebaker has not delivered the gloves or provided a refund of the deposit. On December 31, 2020, we filed a complaint against Studebaker in Florida state court, Case No. 20-CA-010118 in the Circuit Court for the Thirteenth Judicial Circuit in Hillsborough County, for among other things, breach of contract. On January 29, 2021, Integra Pharma Solutions filed a motion for clerk’s default against Studebaker. On February 2, 2021, the clerk of court issued default against Studebaker. On March 4, 2021, Integra Pharma Solutions filed a motion for final default judgment against Studebaker. On March 22, 2021, counsel for Studebaker filed a notice of appearance in the case. On March 24, Studebaker filed a response in opposition to the motion for final judgment, and on March 25, 2021, Studebaker filed a motion to dismiss the case. On May 14, 2021, the Court denied Integra’s motion for final default judgment, granted Studebaker’s motion to set aside the clerk’s default, and denied Studebaker’s motion to dismiss. An amended answer and affirmative defenses were filed by Studebaker on October 14, 2021. Integra’s motion to strike the affirmative defenses, or in the alternative, motion for more definite statement is scheduled for hearing on April 27, 2022. We have also scheduled the deposition of Studebaker’s corporate representative on April 12, 2022, and moved to compel better answers to outstanding discovery. The litigation remains pending and is in the discovery phase. Integra remains confident it can successfully prosecute its claims against Studebaker on the merit. On June 30, 2021, the $500,000 was recorded as Loss on Inventory Investment.

In August 2020, Integra, entered into an agreement with Sandwave Group Dsn Bhd (“Sandwave”), wherein Integra would pay Sandwave a down payment of $581,250 and Sandwave’s supplier, Crecom Burj Group SDN BHD (“Crecom”), would deliver 150,000 boxes of nitrile gloves within 45 days. Integra wired the $581,250 to Sandwave, which in turn wired the purchase price to Crecom, which Crecom accepted; however, to date, Crecom has not delivered the nitrile gloves. Integra demanded return of its $581,250 and Crecom has acknowledged that Integra is entitled to a refund, but to date Crecom has failed to return Integra’s money. In February 2021, Integra filed a complaint against Crecom in Malaysia: Case No. WA-22NCC-55-02/2021 in the High Court of Malaysia at Kuala Lumpur in the Federal Territory, Malaysia for the Malaysian equivalent of breach of contract. Crecom filed an appearance on March 1, 2021. In April 2021, an Application for Summary Judgment was filed with the court, and on May 25, 2021, the Court extracted the sealed application, and a copy thereof was served on Crecom’s attorneys and Crecom, 14 days later, filed an Affidavit in Reply with the court alleging that there are issues to be tried and that this case must go to a full trial. On June 28, 2021, the court directed both parties to file their written submissions/arguments in relation to the application for summary judgment on or before July 12, 2021, and scheduled a hearing thereon for August 26, 2021. At the final hearing on October 18, 2021, the ruling for the summary judgment was denied and a trial date is pending. The Company believes that it will prevail in the lawsuit filed; but the steps to enforce a judgment in Malaysia, if any, may be cumbersome, time consuming or costly. The Company cannot determine the timing of the judgment, nor the amount ultimately collected. At June 30, 2021, the $581,250 was recorded as Loss on Inventory Investment.

Our quarterly results have in the past, and may in the future, fluctuate significantly due to certain non-recurring sales of products.

Our quarterly revenues have in the past and may in the future fluctuate significantly due to certain non-recurring sales of personal protective equipment (PPE) and other products and associated costs of revenues therewith, which may be compounded in our year over year financial results. As such, we believe that quarter-to-quarter comparisons of our revenues, operating results and cash flows may not be meaningful and should not be relied upon as an indication of future performance.

Our investments in new businesses and new products, services, and technologies is inherently risky, and could disrupt our ongoing businesses.

We have invested and expect to continue to invest in new businesses, products, services, and technologies. Such endeavors may involve significant risks and uncertainties, including insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, distraction of management from current operations, and unidentified issues not discovered in our due diligence of such strategies and offerings that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results. To date we have taken losses and/or write-downs on several businesses, products, services, and technologies. For example, (a) we had $725,973 of loss on impairment of goodwill for the year ended December 31, 2020, in connection with the acquisition of Community Specialty Pharmacy, LLC; (b) we designed and invested resources into the “Bonum Health Hub”, a self-enclosed, free standing virtual examination room, which was launched by the Company’s wholly-owned Bonum Health, LLC, in November 2019 and was expected to be operational in April 2020; however, due to the COVID-19 pandemic, the Company does not anticipate installations moving forward, and has taken a write off of the hubs purchased at June 30, 2021 in the amount of $143,891, which is included under loss on inventory investments in the statement of operations for the year ended December 31, 2021; and (c) we also used resources and funding to create a Health Passport application during 2020 and 2021, which was planned to store a user’s health and vaccination status and allow confirmation thereof via a QR code; however, we did not generate any revenue from this product and the product was discontinued at the end of December 2021. The use of resources for new businesses and new products, services, and technologies, to the extent such new businesses and new products, services, and technologies do not generate revenues or profits may take management’s focus and time away from more profitable endeavors, may require the Company to take significant write-downs or write-offs, may take funding away from the Company’s other operations or growth opportunities, which may ultimately be more profitable, and may have a material adverse effect on the Company’s cash flows, liquidity and revenues, any or all of which may cause the value of the Company’s securities to decline in value or become worthless.

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

In the past, we had an incident with an email account being compromised and an attempt was made to get the us to wire outgoing money. We did not fall victim to the attempt, conducted a thorough investigation, performed cleanup procedures, and instituted additional security measure to mitigate the risk of this incident from occurring in the future.  Risk mitigation includes the board of directors inquiring with the information technology department on status of cyber risks management, on a quarterly basis.

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

Our ability to conduct telehealth services in a particular U.S. state is dependent upon the applicable laws governing remote healthcare and the practice of medicine and healthcare delivery in general in such location which are subject to changing political, regulatory and other influences. With respect to telehealth services, such services and our ability to offer such services are subject to rules established or interpreted by state medical boards and whether such boards consider such services to be the practice of medicine. The definition of practicing medicine is subject to change and open to evolving interpretations by medical boards and state attorneys’ generals, among others. Accordingly, we must monitor our compliance with laws in the jurisdictions in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Additionally, it is possible that the laws and rules governing the practice of medicine, including remote healthcare, in one or more jurisdictions may change in a manner which negatively effects our ability to operate. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

In our telehealth business, we will be dependent on our relationships with affiliated professions and our business would be adversely affected if those relationships were disrupted.

There is a risk that state authorities in some jurisdictions may find that contractual relationships with physicians providing telehealth violate laws prohibiting the corporate practice of medicine. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage physicians from participating in our network of providers. A material change in our relationship with our healthcare providers, whether resulting from a dispute among the entities, a change in government regulation, or the loss of these affiliations, could impair our ability to provide services and could have a material adverse effect on our business, financial condition and results of operations.

Our “Bonum Health” telehealth business will depend on our ability to maintain and expand a network of qualified providers.

The success of our “Bonum Health” telehealth services is dependent upon our ability to maintain a network of qualified telehealth providers. If we are unable to recruit and retain board-certified physicians and other healthcare professionals, it would have a material adverse effect on our “Bonum Health” business and ability to grow such operations. We may not be willing to pay the costs demanded by such services providers and/or changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers may make such providers harder or more expensive to find and contract with. The result of the above may be that our “Bonum Health” telehealth services are unsuccessful, which may result in a material adverse effect to our operations.

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

While the telehealth market is in an early stage of development, it is competitive and we expect it to attract increased competition, which could make it difficult for us to succeed. We currently face competition in the telehealth industry from a range of companies, including specialized software and solution providers that offer similar solutions, often at substantially lower prices, and that are continuing to develop additional products and becoming more sophisticated and effective. These competitors include Doctor On Demand, MDLive, Teladoc and others. In addition, large, well-financed health systems have in some cases developed their own telehealth tools and provide these solutions to their customers at discounted prices. The surge in interest in telehealth, and in particular the relaxation of HIPAA privacy and security requirements, has also attracted new competition from providers who utilize consumer-grade video conferencing platforms such as Zoom, Microsoft Teams, Google Meet and Twilio. Competition from large software companies or other specialized solution providers, communication tools and other parties could result in continued pricing pressures, which is likely to lead to price declines in certain product segments, which could negatively impact our future market, sales, profitability and market share (if any). If we are unable to successfully compete in the telehealth market, our business, financial condition and results of operations could be materially adversely affected.

The emergence of new technologies may render our telehealth solution obsolete or require us to expend significant resources in order to remain competitive.

The U.S. healthcare industry is massive, with a number of large market participants with conflicting agendas, and it is subject to significant government regulation and is currently undergoing significant change. Changes in the telehealth industry, for example, such as the emergence of new technologies as more competitors enter our market, could result in our telehealth solution being less desirable or relevant. If healthcare benefits trends shift or entirely new technologies are developed that replace existing solutions, our existing or future products could be rendered obsolete, and our business could be adversely affected. In addition, we may experience difficulties with industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new applications and enhancements.

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

Our Certificate of Incorporation provides for indemnification as follows: “To the fullest extent permitted by applicable law, the Corporation is authorized to provide indemnification of, and advancement of expenses to, such agents of the Corporation (and any other persons to which Delaware law permits the Corporation to provide indemnification) through Bylaw provisions, agreements with such agents or other persons, vote of stockholders or disinterested directors or otherwise, in excess of the indemnification and advancement otherwise permitted by Section 145 of the Delaware General Corporation Law, subject only to limits created by applicable Delaware law (statutory or non-statutory), with respect to actions for breach of duty to the Corporation, its stockholders and others.” Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

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

Our certificate of incorporation contains a specific provision that limits the liability of our directors for monetary damages to the Company and the Company’s stockholders, including as a result of a breach of their fiduciary duties, except to the extent such exception from liability is not permitted under Delaware General Corporation Law. We also have contractual indemnification obligations under our employment and engagement agreements with our executive officers and directors, as well as pursuant to indemnification agreements. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against our directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers, even though such actions, if successful, might otherwise benefit us and our stockholders.

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

Anti-takeover provisions may impede the acquisition of the Company.

Certain provisions of the Delaware General Corporation Law (DGCL) have anti-takeover effects and may inhibit a non-negotiated merger or other business combination, notwithstanding the fact that our certificate of incorporation provides that we are not subject to Section 203 of Delaware General Corporation Law, which relates to certain restrictions on business combinations with interested stockholders. These provisions are intended to encourage any person interested in acquiring the Company to negotiate with, and to obtain the approval of, our directors, in connection with such a transaction. As a result, certain of these provisions may discourage a future acquisition of the Company, including an acquisition in which the stockholders might otherwise receive a premium for their shares. In addition, we can also authorize “blank check” preferred stock, which could be issued by our Board of Directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock.

Compliance, Reporting and Listing Risks

We incur significant costs to ensure compliance with U.S. and NASDAQ Capital Market reporting and corporate governance requirements.

We incur significant costs associated with our public company reporting requirements and with applicable U.S. and NASDAQ Capital Market corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and The NASDAQ Capital Market. The rules of The NASDAQ Capital Market include requiring us to maintain independent directors, comply with other corporate governance requirements and pay annual listing and stock issuance fees. All of such SEC and NASDAQ obligations require a commitment of additional resources including, but not limited to, additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

We will continue to incur increased costs as a result of being a reporting company, and given our limited capital resources, such additional costs may have an adverse impact on our profitability.

We are an SEC-reporting company. The rules and regulations under the Exchange Act require reporting companies to provide periodic reports with interactive data files, which require that we engage legal, accounting and auditing professionals, and inline eXtensible Business Reporting Language (iXBRL) and EDGAR (Electronic Data Gathering, Analysis, and Retrieval) service providers. The engagement of such services can be costly, and we may continue to incur additional losses, which may adversely affect our ability to continue as a going concern. In addition, the Sarbanes-Oxley Act of 2002, as well as a variety of related rules implemented by the SEC, have required changes in corporate governance practices and generally increased the disclosure requirements of public companies. For example, as a result of being a reporting company, we are required to file periodic and current reports and other information with the SEC, and we have adopted policies regarding disclosure controls and procedures and regularly evaluate those controls and procedures.

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

Our common stock was approved for listing on The NASDAQ Capital Market under the symbol “MEDS”, in February 2020. Notwithstanding such listing, there can be no assurance any broker will be interested in trading our stock. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. Our underwriters are not obligated to make a market in our securities, and even if they do make a market, they can discontinue market making at any time without notice. Neither we nor the underwriters can provide any assurance that an active and liquid trading market in our securities will develop or, if developed, that such market will continue.

There is also no guarantee that we will be able to maintain our listing on The NASDAQ Capital Market for any period of time by perpetually satisfying NASDAQ’s continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from NASDAQ.

Among the conditions required for continued listing on The NASDAQ Capital Market, NASDAQ requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years, to have a majority of independent directors, an audit committee of at least three independent directors (subject to certain limited exceptions), and to maintain a stock price over $1.00 per share. Our stockholders’ equity may not remain above NASDAQ’s $2.5 million minimum, we may not generate over $500,000 of yearly net income, we may not be able to maintain independent directors or an audit committee of at least three independent directors (subject to certain limited exceptions), and we may not be able to maintain a stock price over $1.00 per share. If we fail to timely comply with the applicable requirements, our stock may be delisted. In addition, even if we demonstrate compliance with the requirements above, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on The NASDAQ Capital Market. Delisting from The NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult, and the trading volume and liquidity of our stock could decline. Delisting from The NASDAQ Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or the OTC Pink market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from The NASDAQ Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

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

Laws reducing reimbursements for pharmaceuticals could negatively affect our industry.

Both our profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals, medical treatments and related services, or changing the methodology by which reimbursement levels are determined. The federal government may adopt measures that could reduce Medicare or Medicaid spending, or impose additional requirements on healthcare entities. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the timing or affect any such initiatives or reductions would have on us. Any of the changes discussed above may have a material adverse impact on our results of operations, cash flows, prospects and/or the value of our securities.

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

In addition, the Food and Drug Administration Amendments Act of 2007 requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards may include track-and-trace or authentication technologies, such as radio frequency identification devices, 2D data matrix barcodes, and other similar technologies. On March 26, 2010, the FDA released the Serialized Numerical Identifier (the “SNI”) guidance for manufacturers who serialize pharmaceutical packaging. To date we have been able to accommodate these SNI regulations in our distribution operations. The DQSA and other pedigree tracking laws and regulations have increased the overall regulatory burden and costs associated with our pharmaceutical distribution business and have had a material adverse impact on our results of operations.

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

We might be adversely impacted by healthcare reform such as changes in pricing and reimbursement models.

Many of our products and services are designed and intended to function within the structure of current healthcare financing and reimbursement systems. The healthcare industry and related government programs are changing. Some of these changes increase our risks and create uncertainties for our business.

For example, some changes in reimbursement methodologies (including government rates) for pharmaceuticals, medical treatments and related service reduces profit margins for us and our customers and impose new legal requirements on healthcare providers. Those changes have included cuts in Medicare and Medicaid reimbursement levels, changes in the basis for payments, shifting away from fee-for-service and toward value-based payment and risk-sharing models, and increases in the use of managed care.

In the U.S., the Patient Protection and Affordable Care Act (“ACA”) significantly expanded health insurance covered to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. There are continued efforts to challenge the ACA. There are also efforts to broaden healthcare coverage. U.S. lawmakers also have explored proposals to reduce drug prices, including requiring price transparency and drug importation measures. These proposals might result in significant changes in the pharmaceutical value chain as manufacturers, PBM, managed care organizations and other industry stakeholders look to implement new transactional flows and adapt their business models.

Provincial governments in Canada that provide partial funding for the purchase of pharmaceuticals and independently regulate the sale and reimbursement of drugs have sought to reduce the costs of publicly funded health programs. For example, provincial governments have taken steps to reduce consumer prices for generic pharmaceuticals and, in some provinces, change professional allowances paid to pharmacists by generic manufacturers.

Many European governments provide or subsidize healthcare to consumers and regulate pharmaceutical prices, patient eligibility and reimbursement levels in order to control government healthcare system costs. Some European governments have implemented or are considering austerity measures to reduce healthcare spending. These measures exert pressure on the pricing and reimbursement timelines for pharmaceuticals and may cause our customers to purchase fewer of our products and services or influence us to reduce prices.

Medical billing and coding laws may subject us to fines and investigations.

Medical billing, coding and collection activities are governed by numerous federal and state civil and criminal laws. In connection with these laws, we may be subjected to federal, or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against us, and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Any such proceeding or investigation could have a material adverse impact on our results of operations.

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

Accounting Risks

We have identified material weaknesses in our internal control over financial reporting and controls and procedures which could, if not remediated, adversely affect our ability to report our financial condition, cash flows and results of operations in a timely and accurate manner and/or increase the risk of future misstatements, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares of common stock and/or debt securities to decline.

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 9A. Controls and Procedures”, as of December 31, 2021, our CEO and CFO have determined that our disclosure controls and procedures were not effective. Additionally, our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As disclosed below under “Item 9A. Controls and Procedures”, based on reviews conducted by management, we have concluded that a material weakness exists in the Company’s internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Such internal control over financial reporting and disclosure controls and procedures have been ineffective since approximately June 30, 2014 and December 31, 2015, respectively.

The material weaknesses identified in our controls and procedures as of December 31, 2021, included the fact that (1) The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes. and (2) the Company does not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

The material weaknesses identified in our internal control over financial reporting include the fact that: the Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes; and the Company does not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible.

The Company has identified certain remediation actions and is in the process of implementing them, but such efforts are not complete and remain ongoing. If we do not complete our remediation in a timely manner or if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls and/or controls and procedures are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and there will continue to be an increased risk of future misstatements. Although we regularly review and evaluate internal controls systems to allow management to report on the effectiveness of our internal controls over financial reporting and controls and procedures, we may discover additional weaknesses in our internal controls over financial reporting or disclosure controls and procedures. The next time we evaluate our internal controls over financial reporting and disclosure controls and procedures, if we identify one or more new material weaknesses or have been unable to timely remediate our existing material weaknesses, we would be unable to conclude that our internal controls over financial reporting or disclosure controls and procedures are effective. If we are unable in the future to conclude that our internal controls over financial reporting or our disclosure controls and procedures are effective, we may not be able to report our financial condition and results of operations in a timely and accurate manner, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares of common stock to decline. In addition, any potential future restatements could subject us to additional adverse consequences, including sanctions by the SEC, stockholder litigation and other adverse actions. Moreover, we may be the subject of further negative publicity focusing on such financial statement adjustments and resulting restatement and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares of common stock to decline.

We may experience adverse impacts on our reported results of operations as a result of adopting new accounting standards or interpretations.

Our implementation of and compliance with changes in accounting rules, including new accounting rules and interpretations, have not affected our reported financial position or operating results to date or cause unanticipated fluctuations in our reported operating results in future periods.

A significant amount of our revenues has historically been due to only a small number of customers and we depend on a small number of major wholesalers, and if we were to lose any of those customers or suppliers, our results of operations would be adversely affected.

During the years ended December 31, 2021 and 2020, no sales to customers represented greater than 10% of revenue in 2021 and sales to two customers represented 25% and 15% of revenue, respectively, in 2020. In the event our customers do not pay us amounts owed, sales to such customers cease or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations. We have a working relationship with over 25 wholesalers and the nation’s largest buying group. Although we believe those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the largest wholesalers decided no longer to do business with Trxade, and we were unable to find additional entities to step into their shoes, the resulting supplier void would materially and adversely affect our competitiveness in the marketplace, and could cause a material adverse effect on our results of operations.

We might be harmed by changes in our relationships or contracts with suppliers.

We attempt to structure our agreements with wholesalers to ensure that we are appropriately and predictably compensated for the services we provide. We cannot control the frequency or magnitude of pharmaceutical price changes. We might be unable to renew agreements with wholesalers in a timely and favorable manner. Any of these risks might have a materially adverse impact on our business operations and our financial positions or results of operations.

Risks Related to Our Common Stock and Organizational Documents

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

As of the date of this Report, we had 8,181,041 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock:

● 44,535 shares of our common stock issuable upon the exercise of warrants with exercise prices ranging from $0.06 to $9.00 per share, with a weighted average price of $0.32; and

● 410,964 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $2.46 per share to $9.60 per share, with a weighted average price of $4.88.

For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders.

The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock. Certain of the shares of common stock underlying outstanding options will be available for resale immediately in the public market without restriction.

We cannot predict the size of future issuances of our common stock pursuant to the exercise of outstanding options or warrants, or the effect, if any, that future issuances and sales of shares of our common stock may have on the market price of our common stock. Sales or distributions of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may cause the market price of our common stock to decline.

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

Our bylaws require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware, and if brought outside of Delaware, the stockholder bringing the suit will, subject to certain exceptions, be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

Our bylaws require that unless the Company consents in writing to an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of the Company; (b) any action asserting a claim of breach of fiduciary duty owed by, or other wrongdoing by, any director, officer, employee or agent of the Company to the Company or the Company’s stockholders; (c) any action asserting a claim arising pursuant to any provision of Delaware General Corporation Law or the certificate of incorporation or bylaws of the Company; (d) any action to interpret, apply, enforce or determine the validity of the certificate of incorporation or bylaws of the Company; or (e) any action asserting a claim governed by the internal affairs doctrine, in each case subject to said Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein (or such indispensable parties consenting to the personal jurisdiction of the Court of Chancery within 10 days following any determination by the Court of Chancery that an indispensable party is not subject to such personal jurisdiction); provided that, if the Court of Chancery of the State of Delaware dismisses any action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our bylaws. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

As described above, our bylaws provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. However, Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. We also note that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act, creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Our stockholders have no right to call special meetings of stockholders.

Our bylaws provide that special meetings of our stockholders may be called only by the chairperson of the board of directors, the chief executive officer or president (in the absence of a chief executive officer). Because our stockholders do not have the right to call a special meeting, a stockholder could not force stockholder consideration of a proposal over the opposition of our board of directors by calling a special meeting of stockholders prior to such time as the chairperson of the board of directors, the chief executive officer or president (in the absence of a chief executive officer) believed the matter should be considered or until the next annual meeting provided that the requestor met the notice requirements. The restriction on the ability of stockholders to call a special meeting means that a proposal to replace our board of directors also could be delayed until the next annual meeting.

Provisions in our certificate of incorporation and bylaws may inhibit a takeover of us, which could limit the value of our securities and could entrench management.

Our certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of the board of directors to designate the terms of and issue new series of preferred shares and the requirement to receive the affirmative vote of holders of at least two-thirds of the outstanding capital stock of the Company to amend any provision of the bylaws of the Company, without Board of Directors approval (which Board of Directors approved amendments may be affected solely by the Board of Directors, without stockholder approval, subject to certain exceptions, without stockholder approval), which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

The Company has and intends to continue to take advantage of all of the reduced regulatory and reporting requirements that will be available to it so long as it qualifies as an “emerging growth company”. The Company has elected not to opt out of the extension of time to comply with new or revised financial accounting standards available under Section 102(b)(1) of the JOBS Act. Among other things, this means that the Company’s independent registered public accounting firm will not be required to provide an attestation report on the effectiveness of the Company’s internal control over financial reporting so long as it qualifies as an “emerging growth company”, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an “emerging growth company”, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers, which it would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and have a public float of less than $700 million and less than $100 million annual revenues or a public float of less than $250 million, during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; except from the requirement to include the detailed compensation discussion and analysis disclosures and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

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

If we make acquisitions in the future, funding permitting, which may not be available on favorable terms, if at all, we could have difficulty integrating the acquired company’s assets, personnel and operations with our own. We do not anticipate that any acquisitions or mergers we may enter into in the future would result in a change of control of the Company. In addition, the key personnel of the acquired business may not be willing to work for us. We cannot predict the effect expansion may have on our core business. Regardless of whether we are successful in acquiring, the negotiations could disrupt our ongoing business, distract our management and employees and increase our expenses. In addition to the risks described above, acquisitions are accompanied by a number of inherent risks, including, without limitation, the following:

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

We may be adversely affected by climate change or by legal, regulatory or market responses to such change.

The long-term effects of climate change are difficult to predict; however, such effects may be widespread. Impacts from climate change may include physical risks (such as rising sea levels or frequency and severity of extreme weather conditions—which may affect our current operations due to among other things, the fact that we are based in Florida, which is only on average 6 feet higher than current sea level), social and human effects (such as population dislocations or harm to health and well-being), compliance costs and transition risks (such as regulatory or technology changes) and other adverse effects. The effects of climate change could increase the cost of certain products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business. Climate change could also lead to increased costs as a result of physical damage to or destruction of our facilities, loss of inventory, and business interruption due to weather events that may be attributable to climate change. These events and impacts could materially adversely affect our business operations, financial position or results of operation.

We might be adversely impacted by changes in accounting standards.

Our consolidated financial statements are subject to the application of U.S. GAAP, which periodically is revised or reinterpreted. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board (“FASB”) and the SEC. It is possible that future accounting standards may require changes to the accounting treatment in our consolidated financial statements and may require us to make significant changes to our financial systems. Such changes might have a materially adverse impact on our financial position or results of operations.

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We do not own any real property. We moved out of our previous corporate facility located at 3480 Land O’Lakes Blvd, Land O Lakes, Florida 33556 on December 31, 2021 and entered into a lease for our current corporate office space at 2420 Brunello Trace, Lutz, Florida 33558 on November 8, 2021. The lease has a five-year term, beginning January 1, 2022, and ending December 31, 2026. Our office space occupies approximately 9,850 square feet. Pursuant to the lease, the Company will also be responsible for water/sewer costs ($140 per month) and its proportionate share of the building’s operating expenses, including property taxes. We paid a security deposit of $38,500 in connection with our entry into the agreement.

Our rental cost under the agreement during the term of the lease, is as follows:

Lease Period	Monthly Rent
January 1, 2022 to December 31, 2022	$18,469
January 1, 2023 to December 31, 2023	$19,023
January 1, 2024 to December 31, 2024	$19,594
January 1, 2025 to December 31, 2025	$20,181
January 1, 2026 to December 31, 2026	$20,787

Pursuant to the lease, we have an option to renew the lease for two additional five-year terms with a mutually agreed increase in rental cost.

The Company’s obligations under the lease are guaranteed by Suren Ajjarapu, the Company’s Chief Executive Officer and Chairman but has not been formally documented to date.

The Company also has, pursuant to the terms of the lease, a right to match any offer for purchase on 4.12 acres of Sienna Village I, parcel 26-26-18-0000-04800-000 and 4 buildings totaling 23,048 square feet of office space in its entirety, for a 2-year period commencing with the execution of the lease. We also have a right of first refusal to lease available vacant buildings at the then current market rate only after the landlord has made such space available for leasing.

In connection with our entry into the lease, we purchased certain furniture and assets of the landlord located at the leased premises for (a) $60,000, payable in 12 installments of $5,000 each, with title to such assets transferring on the date of the last payment, December 1, 2022; and (b) $37,500, which was payable upon our entry into the lease agreement, upon which payment, title to such purchased assets transferred.

The lease contains customary indemnification and termination provisions. In addition, the lease contains customary events of default, including payment defaults, breaches of covenants and/or certain representations and warranties, bankruptcy or insolvency proceedings and other events of default customary for this type of transaction. The lease also contains remedies for such events of default, including the landlord’s right to cure a default (together with our requirement to pay a 15% administrative fee in connection therewith), interest and other amounts, the right to accelerate all amounts due during the remaining term of the lease, termination of the lease and other remedies customary for this type of transaction.

We entered into a lease for Integra Pharma Solutions, LLC at 6308 Benjamin Road, Tampa, Florida 33634 for approximately $43,000 per year ($3,583 per month) under a five-year lease agreement, effective October 17, 2018, occupying approximately 6,300 square feet.

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

Common Stock and Preferred Stock Outstanding and Holders of Record

As of March 28, 2022, we had 8,181,041 shares of common stock outstanding, held by 39 stockholders of record, not including holders who hold their shares in street name, and no shares of Preferred Stock issued or outstanding.

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

Recent Sales of Unregistered Securities

The disclosures below include information on recent sales of unregistered securities during the three months ended December 31, 2021, and from the period from January 1, 2022, to the filing date of this report, and do not include information which has previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

In January 2022, warrants to purchase 14,584 shares of common stock were exercised with an exercise price of $0.06 per share; the Company issued 14,584 shares of common stock, and $875 in proceeds were received in connection with such exercise.

We claim an exemption from registration pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act. The securities are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom.

Issuer Purchases of Equity Securities

The following table sets forth share repurchase activity for the respective periods:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2021 – October 31, 2021	—	$—	—	$1,000,000	—
November 1, 2021 – November 30, 2021	—	$—	—	$1,000,000	—
December 1, 2021 – December 31, 2021	—	$—	—	$1,000,000	100,000
Total	—	$—	—

(1) On May 27, 2021, our Board of Directors authorized the repurchase up to $1 million of the currently outstanding shares of the Company’s common stock. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of Exchange Act and other applicable legal requirements. Repurchases may also be made under a Rule 10b5-1 plan. There was no time frame or expiration date for the repurchase program, and such program was to remain in place until a maximum of $1.0 million of the Company’s common stock had been repurchased or until such program was suspended or discontinued by the Board of Directors.

On July 18, 2021, our Board of Directors approved an “at-the-market” offering and paused the Stock Repurchase Program until the offering is complete.

On July 22, 2021, our Board of Directors delayed the “at-the-market” offering and reactivated the Stock Repurchase Program.

On August 5, 2021, our Board of Directors paused the Stock Repurchase Program until a planned “at-the-market” offering was complete, which “at-the-market” offering was terminated effective on December 5, 2021.

Currently no dollar amount of shares may be purchased pursuant to the terms of the Stock Repurchase Program, which as discussed in footnote (2) below, has been modified to allow for the repurchase of 100,000 shares of common stock instead of a dollar amount.

(2) On December 10, 2021, the Board of Directors authorized and approved the resumption of the Company’s prior share repurchase program (as modified). The share repurchase program as approved by the Board of Directors on December 10, 2021, modified the prior repurchase program to allow for the repurchase of up to 100,000 of the currently outstanding shares of the Company’s common stock. There is no time frame for the repurchase program, and such program will remain in place until a maximum of 100,000 shares of the Company’s common stock have been repurchased or until such program is discontinued by the Board of Directors.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Plan of Operations. Summary of the Company’s plan of operations for the next 12 months.

●	Sources of Revenue. Summary of the main sources of Company revenue during the reported periods.

●	Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2021, and 2020.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Recently Issued Accounting Standards. A summary of recently issued accounting standards affecting the Company, if any.

Plan of Operations

We had working capital of $3,448,218 as of December 31, 2021, compared to $8,379,060 as of December 31, 2020. The decrease in working capital of $4,930,842 was related to write off of other receivables of $1,087,675 and inventory write-offs of $376,348, and spend on research and development expenses of $1,367,895. With our current cash on hand, expected revenues, and based on our current average monthly expenses, we do not anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue development of the information technology used in the Company subsidiaries, which it is anticipated that current cash on hand is able to fund and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. For example, the state of Florida, where the Company’s principal business operations are, issued a ‘stay-at-home’ order effective on April 1, 2020, which remained in place, subject to certain exceptions, through June 2020, when the order was gradually lifted until September 2020, when the order was completely lifted. The U.S. in general and Florida specifically, has recently seen decreases in total new COVID-19 infections (after sharp increases in infections in mid-to-late January 2022), as vaccines and boosters are now widely available and the number of individuals who have received vaccines has increased, and the pool of persons who do not have natural or vaccine immunity have declined; however, it is unknown whether such decreases will continue, new strains of the virus will cause current vaccines to be less effective or whether infection numbers will increase, and/or whether the state of Florida, or other jurisdictions in which we operate, will issue new or expanded ‘stay-at-home’ orders, or how those orders, or others, may affect our operations or whether such locations will see increases in infection rates, hospitalizations and deaths.

To date, we have been deemed an essential healthcare technology provider under applicable governmental orders based on the critical nature of the products we offer and the community we serve. As such, our business operations were not materially impacted by the prior restrictions put in place by the State of Florida to slow the spread of COVID-19, which have since expired. Additionally, as shown in our results of operations below, we have to date, not experienced any significant material negative impact to our operations, revenues or gross profit due to COVID-19. We have however been adversely affected by reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that have had a negative impact on our wholesalers, certain technology outsourcing in India and the Philippines and finding qualified staff due to the pandemic, which may become more frequent or material in the future. We are carefully managing our inventory supply network while we work to overcome these hopefully temporary challenges. As a result of the above, the full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the continued scope and duration of the global pandemic.

Since the start of the pandemic, we have taken steps to prioritize the health and safety of our employees. The Company’s employees started working remotely around March 17, 2020, and our corporate office was closed through December 31, 2021. The office reopened for our management team on January 3, 2022, while our remaining employees will continue to work remotely until further notice.

Currently we believe that we have sufficient cash on hand and will generate sufficient cash through operations and potential future equity sales, to support our operations for the foreseeable future; however, we will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the ongoing pandemic. We may also raise additional funding in the future through sales of debt or equity.

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

Results of Operations

For the Year Ended December 31, 2021, compared to the Year Ended December 31, 2020

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

	Fiscal Year Ended			Percentage
	December 31, 2021	December 31, 2020	Change	Change
Revenues	$9,889,433	$17,122,520	(7,233,087)	(42.2)%
Cost of Sales	5,143,468	11,415,198	(6,271,730)	(54.9)%

Gross Profit	4,745,965	5,707,322	(961,357)	(16.8)%
Operating Expenses:
Loss on Inventory Investment	1,226,426	-	1,226,426	100.0%
Technology, Research & Development	1,367,895	662,726	705,169	106.4%
Loss on Impairment of Goodwill	-	725,973	(725,973)	(100.0)%
Other General and Administrative	7,053,861	4,962,237	2,091,624	42.2%
Warrants and Options Expense	390,076	1,863,048	(1,472,972)	(79.1)%
Total Operating Expense	10,038,258	8,213,984	1,824,274	22.2%

Interest Expense	(23,590)	(29,389)	5,799	(19.7)%

Income (Loss) from Operations	$(5,315,883)	$(2,536,051)	(2,779,832)	(109.6)%

Operations

Our revenues during the years ended December 31, 2021, and 2020 were mainly from the Trxade Inc. platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues decreased by $7,233,087 for the 2021 year, compared to the prior year’s period. In Trxade, Inc., revenue decreased by $622,731 or 11% to $4,924,015, compared to $5,546,746, for the years ended December 31, 2021, and 2020, which is attributable  to larger amounts of personal protective equipment (PPE) items being sold on the platform in 2020 than in 2021 as a result of the COVID-19 Pandemic and more brand pharmaceutical product being sold through the platform at a lower transaction fee than generic pharmaceutical products with a higher transaction fee. Integra Pharma Solutions revenue decreased by $6,626,506, which is attributable to non-recurring sales of personal protective equipment (PPE) items that were needed in large quantities in 2020 as a result of the COVID-19 Pandemic, and which line of products the Company did not continue in during 2021. The Trxade, Inc. platform is a secondary marketplace for pharmaceuticals and medical supplies with consistent growth year over year. We see a trend that whenever there is a supply shortage on the primary market, the platform being a secondary market, will see increase in traffic or sales. Therefore, extraordinary events such as COVID-19 will results in larger increases in addition to the normal growth year over year.

Cost of Sales was 5,143,468 and gross profit was $4,745,965, for the year ended December 31, 2021, compared to $11,415,198 and $5,707,322, for the year ended December 31, 2020. As sales for PPE decreased in 2021, the cost of sales decreased.

Gross profit as a percentage of sales was 48% for the year ended December 31, 2021, compared to 33% for the year ended December 31, 2020. The reason for the increase in gross profit as a percentage of sales was a result of a larger percentage of our revenue being from the Trxade Platform, which carries no cost of sales in 2021, while in 2020, a larger percentage of our revenue was related to orders of PPE related product, which include a relatively high cost of sales.

Technology, research and development expenditures increased to $1,367,895 for 2021, compared to $662,726 for 2020, as the Company continued to develop apps for customers.

General and administrative expenses (less stock-based compensation expense, technology, research and development, loss on inventory investments) increased for the year ended December 31, 2021, to $7,053,861, compared to $4,962,237 for the comparable period in 2020. The increase was mainly due to increases in employee compensation in order to complete in the current challenging labor market, legal expenses related to historically disclosed lawsuits, and research and development expenses as a result of expanding and developing the newer business units.

Total stock-based compensation expense decreased by 79% for the year ended December 31, 2021, compared to the prior year’s period due to the Company not granting warrants and bonus shares to executives in 2021, as described in greater detail under “Item 8. Financial Statements and Supplemental Data”– “Note 4 – Stockholders’ Equity”.

We had $1,226,426 of loss on inventory investment for the year ended December 31, 2021, in connection with our write-down of our the Bonum Health Hubs after we determined that the Hubs could not be assembled and placed into service to generate revenue without requiring further investments and our write-down of other receivables related to inventory deposits we made to suppliers that were not refunded to us when the suppliers could not fulfill our purchase order as described in greater detail under NOTE - 8 OTHER RECEIVABLES.

We had $725,973 of loss on impairment of goodwill for the year ended December 31, 2020, in connection with the acquisition of Community Specialty Pharmacy, LLC. In 2020, we performed a qualitative and quantitative assessment to determine the impairment of goodwill and found that due to the decrease in patient prescription post acquisition and COVID-19 uncertainties that the company may have likely overpaid for the acquisition and impaired goodwill to zero.

We had interest expense of $23,590 for the year ended December 31, 2021, compared to interest expense of $29,389 for the year ended December 31, 2020, which decreased due to decreases in the amount of outstanding debt the Company had to $0 from $225,000 at the years ended December 31, 2021, and 2020, respectively.

Net loss increased by $2,779,832, to a net loss of $5,315,883  for the year ended December 31, 2021, compared to net loss of $2,536,051 for the year ended December 31, 2020, mainly due to the increase in general and administrative expenses associated with research and development cost for our new business units and write-off of other receivables related to inventory deposits as explained above (see NOTE - 8 OTHER RECEIVABLES).

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $3,122,578 at December 31, 2021. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash and cash equivalents, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	December 31, 2021	December 31, 2020
Cash	$3,122,578	$5,919,578
Current assets (excluding cash)	1,251,666	3,301,720
Current liabilities (excluding short term debt)	926,026	617,238
Short term debt*	-	225,000
Working Capital	3,448,218	8,379,060

* Short term notes payable – related parties.

Our principal sources of liquidity during the years ended December 31, 2021, and 2020 have been cash provided by operations (internal source), and during 2020, equity capital and borrowings under various debt arrangements (external source). Our principal uses of cash have been for operating expenses and research and development of our newer business units. We anticipate these uses will continue to be our principal uses of cash in the future in addition to any necessary business acquisitions. We currently, do not have any material unused sources of liquid assets.

Cash and other current assets decreased by $2,797,000 and $2,050,054 respectively. The decrease in cash and cash equivalents was primarily due to amounts spent on research and development expenses related to our newer business units. The decrease in our current assets was primarily due to the write off other receivables related to inventory deposits to suppliers that we did not get refunded when the suppliers could not fulfill our purchase order (see NOTE - 8 OTHER RECEIVABLES).

Current liabilities increased by $83,788. The increase is primarily due to an increase in operating accounts payable not being paid until January 4, 2022, after the account payable balance was recorded for the year ended December 31, 2021.

Liquidity Outlook cash explanation

Cash Requirements

Our primary objectives for 2022 are to continue the development of the Trxade Platform, DelivMeds and Bonum Health and work to increase our client base and operational revenue. As a result of our cash generated through operations and cash on hand, we believe we have sufficient cash to support our operations for the foreseeable future. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses for 2022	Amount
General and administrative (1)	$7,100,000
Total	$7,100,000

(1)	Includes wages and payroll, legal and accounting, marketing, rent and technology development.

We have historically funded our operations primarily through debt and equity capital raises and operational revenue. In 2021, common stock was sold for net proceeds of $16,822 in connection with the exercise of warrants and stock options previously awarded. In 2020, common stock was sold for net proceeds of $5,262,068.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2021, and 2020:

	December 31, 2021	December 31, 2020	Change	Percent Change
Net Loss	$(5,315,883)	$(2,536,051)	$(2,716,347)	(107.11)%
Net Cash Provided by (used in):
Operating Activities	(2,566,226)	(2,214,786)	(409,958)	(18.51)%
Investing Activities	(22,596)	(37,505)	294,747	195.78%
Financing Activities	(208,178)	5,300,175	(5,508,353)	(103.93)%
Net increase (decrease) in cash	$(2,797,000)	$3,047,884	$(5,844,885)	$(191.77)%

Cash used by operations for the fiscal year ended December 31, 2021, was $2,566,226. This compared to $2,214,786 of cash used by operating activities for the fiscal year ended December 31, 2020. The increase was primarily due to spending for research & development related to the development MedCheks Health Passport Application, the development of DelivMeds Application, legal expenses related to outstanding lawsuits, repayment of related party loan, and employee payroll. For additional information refer to Notes to Consolidated Financial Statements.

Cash used by investing activities for the fiscal year ended December 31, 2021, was $22,596. This compared to $37,505 of cash used in investing activities for the fiscal year ended 2020. In 2021, the cash was used to purchase a single delivery vehicle for Community Specialty Pharmacy, LLC. In 2020, the cash was used to purchase a single forklift to the Integra Pharmacy Solution, LLC warehouse.

Cash used by financing activities for the fiscal year ended December 31, 2021, was $208,178, which $225,000 was used to repay a related party loan and $16,822 was received from the exercise of warrants and options. This compared to $5,994,424 of proceeds and $5,300,175 of cash to the Company after expenses, and the exercise of warrants and options which generated cash of $38,107 for the fiscal year ended December 31, 2020.

Known Contractual and Other Obligations & Commitments

In addition to our long-term debt obligations to our various lenders, we have certain other known contractual working capital obligations, including contractual purchase obligations related to various supply contracts, lease obligations, and other liabilities.

The following table summarizes our contractual obligations as of December 31, 2021:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	1,629,125	294,932	907,746	320,916	105,531
Total Contractual obligations	$1,629,125	294,932	907,746	320,916	105,531

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2021.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses for each period. We consider an accounting estimate to be critical if the estimate requires us to make assumptions about matters that were uncertain at the time the accounting estimate was made and if different estimates that we reasonable could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial condition or results from operations. Below are the estimates that we believe are critical to the understanding of our operation results and financial condition. Other accounting policies are described in Financial NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

Allowance for Doubtful Accounts

We provide short-term credit and other customer financing arrangements to customers who purchase our products. We estimate the receivables for which we do not expect full collection based on historical collection rates and specific knowledge regarding the current creditworthiness of our customers and record an allowance in our consolidated financial statements for these amounts.

We consider historical experience, the current economic environment, customer credit ratings or bankruptcies, and reasonable and supportable forecasts to develop its allowance for doubtful accounts. Management reviews these factors quarterly to determine if any adjustments are needed to the allowance.

Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in 2021 are appropriate and consistent in the context of historical methodologies employed, as well as assessment of trends currently available.

Allowance for Doubtful Accounts

In determining whether an inventory valuation allowance is required, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. Shifts in market trends and conditions, changes in customer preferences due to the introduction of generic drugs or new pharmaceutical products or the loss of one or more significant customers are factors that could affect the value of our inventories. We write down inventories which are considered excess and obsolete as a results of these revies. These factors could make our estimate of inventory valuation differ from actual results.

Business Combinations

We account for business combinations using the acquisition method of accounting whereby the identifiable assets and liabilities of the acquired business, as well as any noncontrolling interest in the acquired business, are recorded at their estimated fair value as the date that we obtain control of the acquired business. Any purchase consideration in excess of the fair values of the net assets acquired is recorded as goodwill. Acquisition-related expenses and related restructuring costs are expensed as incurred.

Several valuation methods may be used to determine the fair value of the assets acquired and liabilities assumed. For intangible assets, we typically use a method that is a form of variation of the income approach, whereby a forecast of future cash flows attributable to the asset are discounted to present value using a risk-adjusted discount rate. Some of the more significant estimates and assumptions inherent in the income approach include the amount and timing of projected future cash flows, the discount rate selected to measure the risks inherent in the future cash flows and the assessment of the asset’s expected useful life.

Goodwill

We perform an impairment test on goodwill balances annually in the third quarter and more frequently if indicators for potential impairment exist. Indicators that are considered include significant declines in performance relative to expected operating results, significant changes in the use of the assets, significant negative industry or economic trends, or a significant decline in the Company’s stock price and/or market capitalization for a sustained period of time.

Goodwill impairment testing is conducted at the reporting unit level, which is generally defined as an operating segment or a component, one level below our operating segment, for which discrete financial information is available and segment management regularly reviews the operating results of the reporting unit.

To estimate the fair value of our reporting units, we generally use a combination of the market approach and the income approach. Under the market approach, we estimate fair value by comparing the business to similar business, or guideline companies whose securities are actively traded in public markets. Under the income approach, we use a discounted cash flow (“DCF”) model in which cash flows anticipated over several periods, plus a terminal value at the end of that time horizon, are discounted to their present value using an appropriate rate that is commensurate with the risk inherent within the reporting unit. In addition, we compare the aggregate of the reporting units’ fair values to our market capitalization as further corroboration of the fair values.

Estimates of fair value result from a complex series of judgements about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. Judgements made in determining an estimate of fair value may materially impact our results of operations. The valuations are based on information available as of the impairment testing date and are based on expectations and assumptions that have been deemed reasonably by management. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, deterioration in the U.S. and global financial markets, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rate and could potentially result in an impairment charge. Under the market approach, significant estimates and assumptions also include the selection of appropriate guideline companies and the determination of appropriate valuation multiples to apply to the reporting unit. Under the income approach, significant estimates and assumptions also include the determination of discount rates. The discount rates represent the weight-average cost of capital measuring the reporting unit’s cost of debt and equity financing, which are weighted by the percentage of debt and percentage of equity in a company’s target capital structure. Included in the estimate of the weight-average cost of capital is the assumption of an unsystematic risk premium to address the incremental uncertainty related to the reporting units’ future cash flow projections. An increase in the unsystematic risk premium increases the discount rate.

Valuation of Equity Method Investments

We evaluate our investments for other-than-temporary impairments when circumstances indicate those assets may be impaired. When the decline in value is deemed to be other than temporary, an impairment is recognized to the extent that the fair value is less than the carrying value of the investment. We consider various factors in determining whether a loss in value of investment is other than temporary including: the length of time and the extent to which the fair value has been below the cost, the financial condition of the investees, and our intent and ability to retain the investment for a period of time sufficient to allow for recovery of value. Management makes certain judgments and estimates in its assessment including but not limited to: identifying if circumstances indicate a decline in value is other than temporary, expectations about the business operations of investees, as well as industry, financial, and market factors. Any significant changes in assumptions or judgments in assessing impairments could result in an impairment charge.

Income Taxes

Our income tax expenses, and deferred tax assets and liabilities reflect management’s best assessment of estimated current and future taxes to be paid. We are subject to income taxes in the U.S. Significant judgments and estimates are required in determining the consolidated income tax provision and in evaluating income tax uncertainties. We review our tax positions at the end of each quarter and adjust the balances as new information becomes available.

Deferred income taxes arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative net operating losses in the most recent years, and our forecast of future taxable income. In estimating the future taxable income, we develop assumptions including the amount of future federal operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimate we use to manage the underlying businesses.

Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Should tax laws change, our tax expense and cash flows could be materially impacted.

Loss Contingencies

We may be subject to various claims, including claims with customers and vendors, pending and potential legal actions for damages, investigations relating to laws and regulations and other matters arising out of the normal conduct of our business. When a loss is considered probably and reasonably estimable, we record a liability in the amount of our best estimate for the ultimate loss. However, the likelihood of a loss with respect to a particular contingency is often difficult to predict and determining a meaningful estimate of the loss or a range of loss may not be practicable based on the information available and the potential effect of future events and decisions by third party that will determine the ultimate resolution of the contingency. Moreover, it is not uncommon for such matters to be resolved over many years, during which time relevant developments and new information must be reevaluated at least quarterly to determine both the likelihood of potential loss and whether it is possible to reasonably estimate a range of possible loss. When a material loss is reasonably possible or probably, but a reasonable estimate cannot be made, disclosure of the proceeding is provided. Legal fees are recognized as incurred when the legal services are provided.

We review all contingencies at least quarterly to determine whether the likelihood of loss has changed and to assess whether a reasonable estimate of the potential loss or range of the loss can be made. As discussed above, development of a meaningful estimate of loss or a range of potential loss is complex when the outcome is directly dependent on future negotiations with our decision by third parties, such as regulatory agencies, the court system and other interest parties.

Stock-Based Compensation

We account for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services.

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

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

TRxADE HEALTH, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TRxADE HEALTH, INC. and its subsidiaries (collectively, the “Company”) as of December 31, 2021, and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and 2020, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 28, 2022

(PCAOB ID: 00206)

TRxADE HEALTH, INC.

Consolidated Balance Sheets

December 31, 2021 and 2020

	December 31, 2021	December 31, 2020
Assets
Current Assets
Cash	$3,122,578	$5,919,578
Accounts Receivable, net	978,973	805,043
Inventory	56,279	1,257,754
Prepaid Assets	216,414	151,248
Other Receivables	-	1,087,675
Total Current Assets	4,374,244	9,221,298

Property Plant and Equipment, Net	98,751	162,397

Other Assets
Deposits	60,136	21,636
Right of use leased assets	1,233,033	387,371
Total Assets	$5,766,164	$9,792,702

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts Payable	$477,028	$256,829
Accrued Liabilities	270,437	219,256
Current Portion - Operating Lease Liabilities	178,561	131,153
Customer Deposits	-	10,000
Notes Payable – Related Party	-	225,000
Total Current Liabilities	926,026	842,238

Long Term Liabilities
Operating Lease Liabilities, net of current portion	1,069,965	271,306
Total Liabilities	1,995,991	1,113,544

Stockholders’ Equity
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2021, and December 31, 2020, respectively	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 8,166,457 and 8,093,199 shares issued and outstanding as of December 31, 2021 and 2020, respectively	82	81
Additional Paid-in Capital	20,017,528	19,610,631
Retained Deficit	(16,247,437)	(10,931,554)
Total Stockholders’ Equity	3,770,173	8,679,158

Total Liabilities and Stockholders’ Equity	$5,766,164	$9,792,702

The accompanying notes are an integral part of the consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Operations

Years Ended December 31, 2021 and 2020

	2021	2020
Revenues, net	$9,889,433	$17,122,520
Cost of Sales	5,143,468	11,415,198
Gross Profit	4,745,965	5,707,322

Operating Expenses
Loss on Inventory Investment	1,226,426	-
Loss on Impairment of Goodwill	-	725,973
General and Administrative	8,811,832	7,488,011
Total Operating Expenses	10,038,258	8,213,984

Operating Loss	(5,292,293)	(2,506,662)

Interest Expense	(23,590)	(29,389)
Net Loss	$(5,315,883)	$(2,536,051)

Net Loss per Common Share – Basic and Diluted	$(0.65)	$(0.33)

Weighted average Common Shares Outstanding – Basic and Diluted	8,136,740	7,705,620

The accompanying notes are an integral part of the consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2021 and 2020

	Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	-	$-	6,539,415	$65	$12,535,655	$(8,395,503)	$4,140,217
Common Stock Issued from Offering	-	-	922,219	10	5,994,414	-	5,994,424
Fractional Common Stock Issued due to reverse split	-	-	40	-	-	-	-
Stock Issuance Costs	-	-	-	-	(820,587)	-	(820,587)
Common Stock Issued for Services	-	-	217,965	2	1,357,757	-	1,357,759
Options Exercised for Cash	-	-	167	-	501	-	501
Warrants Exercised for Cash	-	-	413,393	4	37,602	-	37,606
Warrants Expense	-	-	-	-	56,885	-	56,885
Options Expense	-	-	-	-	448,404	-	448,404
Net Loss	-	-	-	-	-	(2,536,051)	(2,536,051)
Balance at December 31, 2020	-	$-	8,093,199	$81	$19,610,631	$(10,931,554)	$8,679,158
Common Stock Issued for Services	-	-	37,905	-	181,163	-	181,163
Options Exercised for Cash	-	-	30,353	-	1,821	-	1,821
Warrants Exercised for Cash	-	-	5,000	1	15,000	-	15,001
Warrants Expense	-	-	-	-	21,640	-	21,640
Options Expense	-	-	-	-	187,273	-	187,273
Net Loss	-	-	-	-	-	(5,315,883)	(5,315,883)
Balance at December 31, 2021	-	-	8,166,457	82	20,017,528	(16,247,437)	3,770,173

The accompanying notes are an integral part of the consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2021 and 2020

	2021	2020
Operating Activities:
Net loss	$(5,315,883)	$(2,536,051)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation Expense	7,351	5,500
Options Expense	187,273	448,404
Warrant Expense	21,640	56,885
Common Stock Issued for Services	181,163	1,357,759
Bad Debt Expense	615,657	10,539
Loss on Inventory Investment	143,891	-
Loss on Impairment of Goodwill	-	725,973
Loss on write-down of Inventory	376,348	1,218,020
Amortization of Right-of-Use Asset	131,558	97,020
Changes in operating assets and liabilities:
Accounts Receivable	(789,587)	(23,532)
Prepaid Assets and Other Current Assets	(103,666)	(68,796)
Inventory	825,127	(2,419,013)
Deposits for Inventory Purchases	-	(1,087,675)
Other Receivables	1,087,675	-
Lease Liability	(131,153)	(97,033)
Accounts Payable	220,199	(33,190)
Accrued Liabilities and Other Liabilities	(13,819)	120,404
Customer Deposits	(10,000)	10,000
Net cash used in operating activities	(2,566,226)	(2,214,786)

Investing Activities:
Purchase of Fixed Assets	(22,596)	(37,505)
Net cash used in Investing Activities	(22,596)	(37,505)

Financing Activities:
Repayments of Short-Term Promissory Notes – Related Parties	(225,000)	-
Payment of Stock Issuance Costs	-	(732,356)
Proceeds from Exercise of Warrants	15,001	37,606
Proceeds from Exercise of Stock Options	1,821	501
Proceeds from Issuance of Common Stock	-	5,994,424
Net Cash provided by (used in) financing activities	(208,178)	5,300,175

Net increase (decrease) in Cash	(2,797,000)	3,047,884
Cash at Beginning of the Year	5,919,578	2,871,694
Cash at End of the Year	$3,122,578	$5,919,578

Supplemental Cash Flow Information
Cash Paid for Interest	$28,337	$29,442
Cash Paid for Income Taxes	$-	$-

Non-Cash Transactions
Remeasurement of ROU Assets and Lease Liability for Nonrenewal of Lease	$-	$273,319

The accompanying notes are an integral part of the consolidated financial statements.

TRxADE HEALTH, INC.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

NOTE 1 – ORGANIZATION

TRxADE HEALTH, INC. (“we”, “our”, “Trxade”, and the “Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, Alliance Pharma Solutions, LLC, Bonum Health, LLC and MedCheks, LLC (from January 2021 to December 2021, when it was dissolved). The merger of Trxade, Inc. and TRxADE HEALTH, INC. occurred in May 2013. Community Specialty Pharmacy was acquired in October 2018.

Trxade, Inc. operates a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Integra Pharma Solutions, LLC is a licensed pharmaceutical wholesaler and sells brand, generic and non-drug products.

Community Specialty Pharmacy, LLC is an accredited independent retail pharmacy with a focus on specialty medications and a community-based model offering home delivery services to patients.

Alliance Pharma Solutions, LLC (d.b.a. DelivMeds) has developed a same day Pharma delivery software – Delivmeds.com and invested in SyncHealth MSO, LLC a managed services organization in January 2019, which investment was divested in February 2020.

Bonum Health, LLC, was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in November 2019 and was expected to be operational in April 2020; however, due to the COVID-19 pandemic, the Company does not anticipate installations moving forward, and has taken a write off of the hubs purchased at June 30, 2021, in Loss on Inventory Investments of $143,891 for the year ended December 31, 2021. The Bonum Health mobile application is available on a subscription basis, primarily as a stand-alone telehealth software application that can be licensed on a business-to-business (B2B) model to clients as an employment health benefit for the clients’ employees.

MedCheks, LLC, was formed in January 2021 and is a patient-centered, digital, precision healthcare platform that lets patients consolidate and control their health data via a digital Health Passport. This product has been discontinued and MedCheks, LLC was subsequently dissolved in December 2021.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

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

Principle of Consolidation – The Company’s consolidated financial statements include the accounts of TRxADE HEALTH, INC., Trxade, Inc., Integra Pharma Solutions, Inc., Alliance Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, Bonum Health, LLC and MedCheks, LLC. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents – Cash in bank accounts are at risk to the extent that they exceed U.S. Federal Deposit Insurance Corporation insured amounts. All investments purchased with a maturity of three months or less are cash equivalents. Cash and cash equivalents are available on demand and are generally within FDIC insurance limits for 2021.

Accounts Receivable – The Company’s receivables are from customers and are collectible within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2021, and 2020, $615,657 and $10,539 of bad debt expense, respectively and $0 of recovery of bad debt, was recognized.

Inventory – Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first in first out basis. These are merchandise inventories at Community Specialty Pharmacy, LLC and Integra Pharma Solutions, LLC. On a quarterly basis, we evaluate inventory for net realizable value using estimates based on historical experience, current or projected pricing trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies. If actual conditions are less favorable than our assumptions, additional inventory write-downs may be required, and no reserve is maintained as obsolete or expired inventories are written off. We believe that the inventory valuation provides a reasonable approximation of the current value of inventory. There is no reserve for inventory obsolescence and inventory is not pledged during the periods presented. During the years ended December 31, 2021 and 2020, included in cost of sales were write-downs to reduce inventory to net realizable value of $376,348 and $1,218,020, respectively.

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

Fair Value of Financial Instruments – The Company measures its financial assets and liabilities in accordance with the requirements of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

Goodwill – The Company accounts for goodwill and intangible assets in accordance with ASC 350 “Intangibles Goodwill and Other”. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset is more likely than not has decreased below its carrying value. The Company performed impairment analysis using the quantitative analysis under ASC 350-20 and because of declining revenues and operating losses an impairment of goodwill was recognized as of December 31, 2021 and 2020, was $0 and $725,973, respectively.

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

Income Taxes – The Company accounts for income taxes utilizing ASC 740, “Income Taxes” (SFAS No. 109). ASC 740 requires the measurement of deferred tax assets for deductible temporary differences and operating loss carry forwards, and of deferred tax liabilities for taxable temporary differences. Measurement of current and deferred tax liabilities and assets is based on provisions of enacted tax law. The effects of future changes in tax rates are not included in the measurement. The Company recognizes the amount of taxes payable or refundable for the current year and recognizes deferred tax liabilities and assets for the expected future tax consequences of events and transactions that have been recognized in the Company’s financial statements or tax returns. The Company currently has substantial net operating loss carry forwards. The Company has recorded a 100% valuation allowance against net deferred tax assets due to uncertainty of their ultimate realization. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Tax years from 2018 forward are open to examination by the Internal Revenue Service.

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

The Company had no equity investment for the year ended December 31, 2021.

Income (loss) Per Share – Basic net income (loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of December 31, 2021, we had 44,535 outstanding warrants to purchase shares of common stock and 410,964 options to purchase shares of common stock.

The following table sets forth the computation of basic and diluted income (loss) per common share for the years ended December 31, 2021, and 2020:

	December 31, 2021	December 31, 2020
Numerator:
Net Income (Loss)	$(5,315,883)	$(2,536,051)

Numerator for basic and diluted EPS - income (loss) available to common Shareholders	$(5,315,883)	$(2,536,051)

Denominator:
Denominator for basic and diluted EPS – Weighted average shares	8,136,740	7,705,620
Basic Income (Loss) per common share	$(0.65)	$(0.33)

Concentration of Credit Risks and Major Customers - Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp limits. The amount of cash not insured by the FDIC as of December 31, 2021, is $2,332,137.

During the years ended December 31, 2021, no sales to customers represented greater than 10% of revenue.

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

Recently Issued Accounting Pronouncements Not Yet Adopted - In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires financial assets measured at amortized cost to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amounts. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. ASU 2016-13 is effective for annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years, and a modified retrospective approach is required, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. In November of 2019, the FASB issued ASU 2019-10, which delayed the implementation of ASU 2016-13 to fiscal years beginning after December 15, 2022, for smaller reporting companies.

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

At December 31, 2021 and 2020, total related party debt was $0 and $225,000, respectively.

NOTE 4 – STOCKHOLDERS’ EQUITY

In August 2021, warrants to purchase 5,000 shares of common stock were granted with an exercise price of $3.00 per share, and were exercised at $3.00 per share; the Company issued 5,000 shares of common stock, and $15,000 in proceeds were received in connection with such exercise.

2020 Equity Compensation Awards

On April 14, 2020, the Compensation Committee approved the grant of (a) 5,000 shares of restricted common stock to the Company’s legal counsel; and (b) 12,500 shares of restricted common stock to Howard A. Doss, the Company’s Chief Financial Officer, which shares vested at the rate of ¼th of such shares on July 1 and October 1, 2020, and January 1 and April 1, 2021. The shares have a fair value of $107,100 and the Company recognized stock-based compensation expense of $53,550 for the twelve months ended December 31, 2021.

On April 14, 2020, the then three independent members of the Board of Directors (Mr. Donald G. Fell, Dr. Pamela Tenaerts, and Mr. Michael L. Peterson), were each awarded 8,987 shares of restricted stock, which vested at the rate of ¼th of such shares on July 1 and October 1, 2020, and January 1 and April 1, 2021. The shares have a fair value of $165,000 and the Company recognized stock-based compensation expense of $82,501 for the twelve months ended December 31, 2021.

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

In connection with and pursuant to the independent director compensation policy previously adopted by the Board of Directors, on April 15, 2021, the then three independent members of the Board of Directors (Mr. Donald G. Fell, Dr. Pamela Tenaerts, and Mr. Michael L. Peterson), were each awarded 10,721 shares of restricted stock, valued at $55,000 ($5.13 per share) based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant, April 1, 2021, which vest at the rate of ¼th of such shares on July 1 and October 1, 2021 and January 1 and April 1, 2022, subject to such persons continuing to provide services to the Company on such dates, subject to the terms of the Plan and the Restricted Stock Grant Agreements entered into as evidence of such awards. The shares have a fair value of $165,000 and the Company recognized stock-based compensation expense of $68,750 for the twelve months ended December 31, 2021. Common Shares totaling 16,082 were cancelled on May 27, 2021, when the director services of Mr. Peterson and Ms. Tenaerts were terminated.

The Board of Directors of the Company, on May 27, 2021, confirmed the vesting of 2,680 shares of common stock previously issued to each of Michael L. Peterson and Dr. Pamela Tenaerts on July 1, 2021, which were subject to forfeiture subject to such persons continued service on the Board of Directors prior to the vesting date.

In connection with and pursuant to the independent director compensation policy previously adopted by the Board of Directors, on May 27, 2021, the Board of Directors awarded Charles L. Pope, and Christine L. Jennings, each independent members of the Board of Directors appointed to the Board of Directors on May 27, 2021, 10,912 shares of restricted stock each, valued at $41,250 each ($3.78 per share) based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant, May 27, 2021, which vested at the rate of 1/3rd of such shares on October 1, 2021 and January 1, with the last tranche thereof vesting on April 1, 2022, subject to such persons continuing to provide services to the Company on such date. The Company recognized stock-based compensation expense of $64,167 for the twelve months ended December 31, 2021.

Employment Agreement with Suren Ajjarapu, Chief Executive Officer

In connection with our employment agreement with Mr. Suren Ajjarapu, our Chief Executive Officer, no stock or other equity compensation was granted for the year ended December 31, 2021.

Stock Repurchase Program

On May 27, 2021, the Board of Directors of the Company authorized and approved a stock repurchase program for up to $1 million of the currently outstanding shares of the Company’s common stock. There is no time frame for the repurchase program, and such program will remain in place until a maximum of $1.0 million of the Company’s common stock has been repurchased or until such program is suspended or discontinued by the Board of Directors.

At the Market Offering

On August 5, 2021, our Board of Directors paused the Stock Repurchase Program until the “at-the-market” offering (discussed below) was complete.

On August 6, 2021, the Company entered into an Equity Distribution Agreement, relating to an “at-the-market” offering for the sale of up to $9 million in shares of the common stock under which EF Hutton, division of Benchmark Investments, LLC, the distribution agent, could sell the offering shares in public market transactions reported on the consolidated tape or privately negotiated transactions which could include block trades pursuant to and in connection with the Company’s previously filed Form S-3 Shelf Registration Statement filed with the Securities and Exchange Commission on August 28, 2020 and declared effective by the Commission on September 3, 2020 (File Number: 333-248473) and the Prospectus Supplement was filed with the Commission under Rule 424(b)(5) dated August 6, 2021 (the “ATM Program”).

Effective on November 30, 2021, the Company provided the distribution agent notice of the termination of the Equity Distribution Agreement and the ATM Program (each of which were terminated effective December 5, 2021, pursuant to the terms of the Equity Distribution Agreement), and as a result, $128,000 of deferring offering costs were recognized.

No shares of common stock were sold pursuant to the “at-the-market” offering prior to the termination date.

Continuation of the Stock Repurchase Program

On December 10, 2021, the Board of Directors authorized and approved the resumption of the Company’s prior share repurchase program. The share repurchase program as approved by the Board of Directors on December 10, 2021, modified the prior repurchase program to allow for the repurchase of up to 100,000 of the currently outstanding shares of the Company’s common stock. There is no time frame for the repurchase program, and such program will remain in place until a maximum of 100,000 shares of the Company’s common stock has been repurchased or until such program is discontinued by the Board of Directors.

As of December 31, 2021, no shares have been repurchased.

NOTE 5 - WARRANTS

In 2021, warrants to purchase 5,000 shares of common stock were granted, 5,000 were exercised, and warrants to purchase 38,216 shares of common stock expired and were forfeited. See Note 4 – Stockholders’ Equity.

For the twelve-month period ended December 31, 2021, warrants to purchase 5,000 shares of common stock were exercised, resulting in proceeds of $15,000.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant. The compensation cost related to the warrants granted was $0 and $21,640 for the year ended December 31, 2021, and 2020, respectively.

The following table summarizes the assumptions used to estimate the fair value of the warrants granted during the years ended December 31, 2021 and 2020.

	2021	2020
Expected dividend yield	0%	0%
Weighted-average expected volatility	217%	217%
Weighted-average risk-free interest rate	2.75%	2.75%
Expected life of warrants	5 years	5 years

The Company’s outstanding and exercisable warrants as of December 31, 2021 and 2020 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of December 31, 2019	524,480	$0.42	2.39	$3,273,897
Warrants granted	5,000	$0.06	5.00	-
Warrants forfeited	(33,336)	$2.30	-	-
Warrants exercised	(413,393)	$0.09	-	-

Warrants Outstanding as of December 31, 2020	82,751	$1.33	2.73	$352,951
Warrants granted	5,000	$3.00	1.48	-
Warrants forfeited	(38,216)	$2.51	-	-
Warrants exercised	(5,000)	$3.00	-	-

Warrants Outstanding as of December 31, 2021	44,535	$0.32	0.95	$208,078
Warrants Exercisable as of December 31, 2021	44,535	$0.32	0.95	$208,078

NOTE 6 - OPTIONS

The Company maintains stock option plans under which certain employees are awarded option grants based on a combination of performance and tenure. The stock option plans provide for the grant of up to 2,333,333 shares, and the Company’s Second Amended and Restated 2019 Equity Incentive Plan provides for automatic increases in the number of shares available under such plan (currently 2,000,000 shares) on April 1st of each calendar year, beginning in 2021 and ending in 2029 (each a “Date of Determination”), in each case subject to the approval and determination of the administrator of the plan (the Board of Directors or Compensation Committee) on or prior to the applicable Date of Determination, equal to the lesser of (A) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the administrator, provided that not more than 25 million shares of common stock may be issued pursuant to the exercise of incentive stock options pursuant to the plan. The administrator did not approve an increase in the number of shares covered under the plan as of April 1, 2021.

For 2021, options to purchase 36,700 shares of common stock were granted, 30,353 were exercised, 21,200 were forfeited, and none expired. The options granted during the period vest over a four-year period, the average exercise price was $4.86 per share and the options have a term of 5 years.

For the twelve-month period ended December 31, 2021, options to purchase 30,353 shares of common stock were exercised, resulting in proceeds of $1,821.

Under the Black-Scholes option price model, fair value of the options granted in 2021 and 2020 were $168,008 and $557,308, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. The following table summarizes the assumptions used to estimate the fair value of stock options granted during the years ended December 31, 2021 and 2020:

	2021	2020
Expected dividend yield	0%	0%
Weighted-average expected volatility	102-207%	133-236%
Weighted-average risk-free interest rate	0.25%	0.25%
Expected life of options	5 years	5-7 years

Total compensation cost related to stock options was $187,273 and $448,404 for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $135,118 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 5 years. The following table represents stock option activity for the two years ended December 31, 2021:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2019	346,998	$4.39	6.77	$817,220
Options Exercisable as of December 31, 2019	207,485	$5.29	5.53	314,338
Options granted	94,154	4.42	3.97
Options forfeited	(15,168)	3.18	7.12
Options expired	-	-	-	-
Options exercised	(167)	3.00	-	-

Options Outstanding as of December 31, 2020	425,817	$4.44	5.33	$597,322
Options Exercisable as of December 31, 2020	282,167	$4.52	4.56	$384,226
Options granted	36,700	5.74	4.19	-
Options forfeited	(21,200)	6.45	4.11	-
Options expired	-	-	-	-
Options exercised	(30,353)	0.06	-	-

Options Outstanding as of December 31, 2021	410,964	$4.78	4.67	$368,417
Options Exercisable as of December 31, 2021	302,191	$4.88	4.38	$257,186

NOTE 7 – INCOME TAXES

On December 22, 2017, H.R. 1, originally known as the Tax Cuts and Jobs Act, (the “Tax Act”) was enacted. Among the significant changes to the U.S. Internal Revenue Code, the Tax Act lowers the U.S. federal corporate income tax rate (“Federal Tax Rate”) from 35% to 21% effective January 1, 2018.

The statutory tax rate is the percentage imposed by law; the effective tax rate is the percentage of income actually paid by a company after considering tax deductions, exemptions, credits and operating loss carry forwards.

At December 31, 2021 and 2020 deferred tax assets consist of the following:

	December 31, 2021	December 31, 2020
Federal loss carryforwards	$2,347,266	$1,309,534
Less: valuation allowance	(2,347,266)	(1,309,534)
	$-	$-

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

The estimated net operating loss carry forwards of approximately $10,462,828 will be available based on the new carryover rules in section 172(a) passed with the Tax Cuts and Jobs Acts.

NOTE 8 – OTHER RECEIVABLES

In July 2020, the Company’s wholly-owned subsidiary, Integra, entered into an agreement with Studebaker Defense Group, LLC (“Studebaker”) wherein Integra would pay Studebaker a down payment of $500,000 and Studebaker would deliver 180,000 boxes of nitrile gloves by August 14, 2020. Integra wired the $500,000 to Studebaker, but to date, Studebaker has not delivered the gloves or provided a refund of the deposit. On December 31, 2020, we filed a complaint against Studebaker in Florida state court, Case No. 20-CA-010118 in the Circuit Court for the Thirteenth Judicial Circuit in Hillsborough County, for among other things, breach of contract. On January 29, 2021, Integra Pharma Solutions filed a motion for clerk’s default against Studebaker. On February 2, 2021, the clerk of court issued default against Studebaker. On March 4, 2021, Integra Pharma Solutions filed a motion for final default judgment against Studebaker. On March 22, 2021, counsel for Studebaker filed a notice of appearance in the case. On March 24, Studebaker filed a response in opposition to the motion for final judgment, and on March 25, 2021, Studebaker filed a motion to dismiss the case. On May 14, 2021, the Court denied Integra’s motion for final default judgment, granted Studebaker’s motion to set aside the clerk’s default, and denied Studebaker’s motion to dismiss. An amended answer and affirmative defenses were filed by Studebaker on October 14, 2021. Integra’s motion to strike the affirmative defenses, or in the alternative, motion for more definite statement is scheduled for hearing on April 27, 2022. We have also scheduled the deposition of Studebaker’s corporate representative on April 12, 2022, and moved to compel better answers to outstanding discovery. The litigation remains pending and is in the discovery phase. Integra remains confident it can successfully prosecute its claims against Studebaker on the merit. On June 30, 2021, the $500,000 was recorded as Loss on Inventory Investment.

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

On November 19, 2021, Integra filed a complaint against GSG PPE, LLC (“GSG”) and Gary Waxman (“Waxman”), the owner, alleging three counts of breach of contract for a purchase agreement, a promissory note, and a personal guaranty. Collectively, the company alleges that GSG and Waxman have materially breached all three contracts. In late 2020, GSG and Integra executed a valid initial contract setting the terms of a business transaction. GSG failed to pay Integra approximately 75% of the amount owed to Integra. GSG acknowledged it owed the money and executed a promissory note in favor of Integra in the amount of $630,000 which matured on September 30, 2021. The note provides for attorney fees and interest in addition to the $630,000. Waxman’s personal guaranty confirmed that GSG owed Integra $630,000. Integra has propounded discovery and plans to file a motion for summary judgment on all three counts of breach of contract shortly after this filing. The company believes that the facts of the case are favorable to Integra, but the outcome of the summary judgment hearing is unknown. On September 30, 2021, the $630,000 was recorded as Bad Debt Expense.

NOTE 9 - CONTINGENCIES

Jain, et al., v. Memantine, et al.

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

On May 14, 2021, Plaintiffs filed a second amended complaint against the defendants. The second amended complaint alleges causes of action against the defendants including securities fraud, breach of fiduciary duty, violation of the Florida RICO Act, and breach of contract. The operative complaint relates to certain investments alleged to have been made by the plaintiffs in Nexgen Memantine and certain alleged transfers of assets and funds alleged to have been taken by the defendants which are unrelated to the Company. The amended complaint seeks injunctive relief, $425,000 in compensatory damages, treble damages, punitive damages, and fees and costs

In February 2022, A settlement as to Suren Ajjarapu, Annapurna Gundlapalli and Trxade Group has been reached and signed. This settlement involves no admission of liability and a full and complete release of all actions after a lump-sum payment of $225,000 is made. Because the complaint purports to be a derivative action, court approval is required. A hearing was held on the request to approve the settlement, and changes were made at the instruction of the court which should lead to it being approved by the court. The settlement has been fully funded and the money transferred to the attorneys for the $225,000.

A settlement has also been reached regarding defendant Nexgen Memantine, Inc., to which defendant Gajan Mahendiran has objected because of some of the factual recitations. This dispute is before a court-appointed mediator and should not prevent the Ajjarapu/Trxade settlement from being approved, but this is causing some delay. Mahendiran, Ajjarapu, Gundlapalli and Trxade have agreed to move the Court to dismiss all counter and crossclaims that were filed between the defendants in this matter and will do so once the Court approves the settlement. Because the suit against Gajan Mahendiran remains active, it is possible that Trxade may incur future expenses related to its employees being called as witnesses by either or both of the sides. However, it is expected that all liability issues will be resolved once the settlement is finally approved.

NOTE 10 – LEASES

The Company elected the practical expedient under ASU 2018-11 “Leases: Targeted Improvements” which allows the Company to apply the transition provision for Topic 842 at the Company’s adoption date instead of at the earliest comparative period presented in the financial statements. Therefore, the Company recognized and measured leases existing at January 1, 2019, but without retrospective application. In addition, the Company elected the optional practical expedient permitted under the transition guidance which allows the Company to carry forward the historical accounting treatment for existing leases upon adoption. No impact was recorded to the beginning retained earnings for Topic 842. The Company has two operating leases for corporate offices. The following table outlines the details of such leases:

	Lease 1	Lease 2
Initial Lease Term	January 2021 to December 2021	November 2018 to November 2023
Renewal Lease Term	-	November 2023 to November 2028
New Initial Lease Term	January 2022 to December 2026	-
New Renewal Lease Term	January 2027 to December 2031	-
Initial Recognition of Right to use assets at January 1, 2019	$534,140	$313,301
New Initial Recognition of Right to use Assets at December 31, 2021	$977,220	$-
Incremental Borrowing Rate	10%	10%

The Company entered into a new corporate office lease (Lease 1) on January 2022. The Company determined that entering into the new lease required remeasurement of the lease liability resulting in the increase of the right-of-use asset and the associated lease liability by $977,220. The new lease is still classified as an operating lease.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2021.

Amounts due within twelve months of December 31
2022	$294,932
2023	293,683
2024	302,494
2025	311,569
2026	320,916
Thereafter	105,531
Total minimum lease payments	1,629,125
Less: effect of discounting	(380,599)
Present value of future minimum lease payments	1,248,526
Less: current obligations under leases	178,561
Long-term lease obligations	$1,069,965

For the years ended December 31, 2021, and 2020, amortization of assets was $131,558 and 97,020, respectively.

For the years ended December 31, 2021, and 2020, operating lease liabilities paid was $131,153 and 97,033, respectively.

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

Year Ended December 31, 2021	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Unallocated	Total
Revenue	$4,924,015	$1,652,841	$3,250,561	$62,016	$9,889,433
Gross Profit	$4,921,084	$156,785	$(393,582)	$61,678	$4,745,965
Segment Assets	$2,273,330	$(431,593)	$565,619	$3,358,808	$5,766,164
Segment Profit/Loss	$1,977,938	$(128,563)	$(2,749,028)	$(4,416,230)	$(5,315,883)

Year Ended December 31, 2020	Trxade, Inc.	Community Specialty Pharmacy, LLC	Integra Pharma, LLC	Unallocated	Total
Revenue	$5,546,746	$1,653,924	$9,877,067	$44,783	$17,122,520
Gross Profit	$5,546,746	107,771	8,374	$44,431	$5,707,322
Segment Assets	$2,076,934	$(457,784)	2,698,357	$5,475,195	$9,792,702
Segment Profit/Loss	$3,309,128	$(900,427)	$(531,092)	$(4,413,660)	$(2,536,051)

NOTE 12 – SUBSEQUENT EVENTS

STOCKHOLDERS’ EQUITY

In January 2022, warrants to purchase 14,584 shares of common stock were exercised with an exercise price of $0.06 per share; the Company issued 14,584 shares of common stock, and $875 in proceeds were received in connection with such exercise.

ENTRY INTO A MATERIAL DEFINITIVE AGREEMENT – EXCHANGE HEALTH, LLC

On February 15, 2022, the Company entered into a relationship with Exchange Health, LLC, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals (“Exchange Health”). SOSRx LLC, a Delaware limited liability company (“SOSRx”), was formed, which is owned 51% by the Company and 49% by Exchange Health.

On February 15, 2022, the Company contributed cash to SOSRx in the amount of $325,000, issued a promissory note to SOSRx in the amount of $500,000, which was immediately assigned to Exchange Health (the “Promissory Note”), and agreed to make an earn out payment of up to $400,000, payable, at the Company’s discretion, in cash or common stock of the Company, based on SOSRx achieving certain revenue targets of SOSRx as discussed below (the “Earn Out Payments”); and entered into a Distribution Services Agreement with SOSRx (the “Distribution Agreement”).

The Earn Out Payments require the Company to pay (a) $25,000 to Exchange Health if total revenue for SOSRx are over $0.7 million, and $25,000 to Exchange Health if total EBITDA is over $0.5 million, for fiscal year ending 2022; (b) $87,500 to Exchange Health if total revenue for SOSRx is over $3.3 million, and $87,500 to Exchange Health if total EBITDA is over $2.95 million, for fiscal year ending 2023; and (c) $87,500 to Exchange Health if total revenue for SOSRx is over $5.7 million, and $87,500 to Exchange Health if total EBITDA is over $4.9 million, for fiscal year ending 2024, provided that certain amounts will be payable in the event at least 95% of such milestones are met, and such payments will be grossed up or down by up to 5% of such amounts, if such milestone amounts are between 95% and 105% of the required thresholds. At the Company’s option, the Earn Out Payments may be paid in cash or shares of common stock, valued at the then current trading price of the Company’s common stock. If one year’s milestones are not achieved, no earnout will be payable for that year and those earn out payments will not be eligible to be earned in any other year.

Exchange Health contributed certain property, contracts and licenses to SOSRx, having an agreed value of $792,500, in exchange for its 49% membership interest in SOSRx and received a cash payment of $275,000 from SOSRx, LLC, pursuant to a Member Asset Contribution Agreement (the “Asset Contribution Agreement”), also entered into on February 15, 2022.

Promissory Note

The Promissory Note, which was immediately assigned to Exchange Health, and represents amounts currently due to Exchange Health, bears interest at the rate of the prime rate, plus 2% per annum (currently 5.25% per annum), with (i) one-third of the principal ($166,666.67) and interest payable after one year (on February 15, 2023) and (ii) the remaining two-thirds of principal payable quarterly over the next two years in eight equal installments of $41,666.67, together with any unpaid accrued interest thereupon, at the end of every full fiscal quarter, beginning, June 20, 2023. The Promissory Note may be prepaid by the Company, at its discretion, in whole or in part at any time, without premium or penalty.

Notwithstanding the foregoing, if the Company effectuates a Voluntary Withdrawal (defined below) under the Company Agreement (as discussed below) prior to February 15, 2024 (the “Earn Out Period”), and SOSRx has failed to meet any of the revenue targets required by the Earn Out Payments prior to the expiration of the Earn Out Period, then all remaining amounts of interest and principal not yet due and payable under the Promissory Note shall immediately terminate and all related indebtedness evidenced hereby shall be deemed canceled.

Amounts owed under the Promissory Note are secured by the Company’s membership interests in the SOSRx and are a non-recourse obligation of the Company, secured solely by such membership interests.

In the event that the Company is delinquent to pay when due (whether at maturity, by reason of acceleration or otherwise) any principal of or interest on the Promissory Note, then if such payment is not made within fifteen days of the due date, then Exchange Health may declare an additional interest fee of 2% of the delinquent amount to be due. If the delinquency is thirty days or more late from the due date, then Exchange Health may declare another additional interest fee of 3%, to make a total of 5%, for the delinquent payment.

In the event that we fail to pay when due (whether at maturity, by reason of acceleration or otherwise) any principal of or interest on Promissory Note, then if such payment is not made within sixty days of the due date, then Exchange Health may declare all obligations (including without limitation, outstanding principal and accrued and unpaid interest thereon) under the Promissory Note to be immediately due and payable.

SOSRx Operating Agreement

The rights of the Company and Exchange Health in connection with SOSRx are set forth in the Operating Agreement of SOSRx (the “Operating Agreement”), effective February 15, 2022. Pursuant to the Operating Agreement, SOSRx is to be managed by a management committee consisting of three members, two of which are nominated by the Company, who currently include Suren Ajjarapu, the Company’s Chief Executive Officer and Chairman and Prashant Patel, the Company’s President and director, and one person nominated by Exchange Health. If either the Company or Exchange Health shall ever hold less than 25% of the membership interests of SOSRx, such entity shall forfeit its management appointment rights, and such appointment rights shall be held by such other member which holds over 50% of the membership interests.

The Operating Agreement includes customary transfer restrictions on the SOSRx membership interests, right of first refusal rights upon receipt of a bona fide third party offer for purchase of a member’s membership interest (exercisable first by SOSRx and then the other members), preemptive rights (subject to certain exceptions), tag-along rights, and drag-along rights (applying if any greater than 50% owner desires to transfer their ownership in SOSRx).

Any member of SOSRx has the right to effect a voluntary withdrawal from the Company (a “Voluntary Withdrawal”), provided that such member must give ninety days prior written notice to all other members. Any member who effectuates a Voluntary Withdrawal is not permitted to receive the fair value or any value of the member’s membership interest as of the date of the Voluntary Withdrawal, and may instead effect a Voluntary Withdrawal by forfeiture of its membership interests in SOSRx without compensation or consideration; provided however, that if the Company (a) effectuates a Voluntary Withdrawal prior to February 15, 2024, and (b) SOSRx has failed to meet any of the revenue targets required by the Earn Out Payments prior to the date of withdrawal, then all obligations of the Company under the Earn Out Payments and the Promissory Note shall terminate.

The Company or its assigns may at any time by written notice to any other member, offer to purchase all (but not less than all) of such other member’s membership interests, which shall be calculated and payable pursuant to a discounted cash flow model. If the buyout is paid to Exchange Health or its successors or assigns, any remaining amounts payable under the Promissory Note become immediately due and payable upon such payment.

The Operating Agreement also provides, that without the prior written approval of the unanimous consent of the management committee, a manager or member may not, directly or indirectly, (a) enter into a business relationship with any other person that is materially adverse to the business of SOSRx or an affiliate of SOSRx, or (b) cause any person to reduce or terminate its relationship with SOSRx or any affiliate of SOSRx. The foregoing covenants apply to each member, and each manager during the period in which each manager is a member.

Distribution Agreement

On February 15, 2022, SOSRx entered into the Distribution Agreement with Integra Pharma Solutions LLC, the Company’s wholly-owned subsidiary (“Integra”). Pursuant to the Distribution Agreement, Integra appoints each SOSRx member an active account for Manufacturer Non-Control (Schedule 2-5 as classified by the US Drug Enforcement Agency) products bought on the SOSRx platform. The agreement remains in effect until December 31, 2023, and renews thereafter on a yearly basis until terminated; which agreement can only be terminated by the non-breaching party, upon the breach of the agreement by a party thereto, with a 30-day cure right. Pursuant to the Distribution Agreement, for each calendar quarter (or portion thereof) during the term, SOSRx agreed to pay Integra a fee equal to 2% of the net price of all purchases of products during such period. Integra also agreed to participate in SOSRx’s annual trade show, once established. Integra made certain representations and warranties in the Distribution Services Agreement, and agreed to indemnify SOSRx against certain damages and losses. The Distribution Services Agreement included customary confidentiality obligations.

Asset Contribution Agreement

On February 15, 2022, Exchange Health entered into a Member Asset Contribution Agreement with SOSRx, pursuant to which it contributed certain assets and assigned certain contracts, relating to software, manufacturers and members, to SOSRx, in consideration for its 49% membership interest in SOSRx. SOSRx did not assume any of Exchange Health’s liabilities or obligations other than the obligations and commitments of Exchange Health arising under the assumed contracts.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, Mr. Ajjarapu and Mr. Doss, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (December 31, 2021). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

As a result of the formative stage of our development, the Company has not fully implemented the necessary internal controls. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) were: (1) The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes. and (2) The Company does not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

Management believes that the material weaknesses set forth above did not have an effect on the Company’s financial results reported herein. We are committed to improving our financial organization. As part of this commitment, we have increased our personnel resources and technical accounting expertise as we develop the internal and financial resources of the Company. In addition, the Company has prepared and implemented sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements.

Management has prepared and is in the process of implementing sufficient written policies and checklists to remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2021, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2021:

●	Financial Reporting Systems: The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.

●	Segregation of Duties: The Company does not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, our workforce operated primarily in a work from home environment for the year ended December 31, 2021. While pre-existing controls were not specifically designed to operate in our current work from home operating environment, we do not believe that such work from home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

Information required by Items 10, 11, 12, 13 and 14 of Part III is omitted from this Annual Report and will be filed in a definitive proxy statement or by an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report (subject to any extension provided by Exchange Act Rule 0-3).

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be set forth in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 (subject to any extension provided by Exchange Act Rule 0-3) in connection with the solicitation of proxies for the Company’s 2022 annual meeting of stockholders including under the headings “Election of Directors”, “Information about our Executive Officers”, “Corporate Governance”, “Code of Ethics”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 (subject to any extension provided by Exchange Act Rule 0-3), including under the headings “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 (subject to any extension provided by Exchange Act Rule 0-3), and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 (subject to any extension provided by Exchange Act Rule 0-3), including under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence”, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth under the heading “Ratification of Appointment of Auditors” - “Audit Fees” in the Company’s 2022 Proxy Statement to be filed with the SEC within 120 days after December 31, 2021 (subject to any extension provided by Exchange Act Rule 0-3), and is incorporated herein by reference.

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

(3)	Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
1.1	Equity Distribution Agreement, dated August 6, 2021 between the Company and EF Hutton, division of Benchmark Investments, LLC	8-K	001-39199	1.1	8/6/2021
3.1	Second Amended and Restated Certificate of Incorporation of Trxade Group, Inc.	S-1	333-234221	3.1	10/15/2019
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020	8-K	001-39199	3.1	2/13/2020
3.4	Certificate of Amendment of Certificate of Incorporation (changing name TRxADE HEALTH, INC.)	8-K	001-39199	3.1	5/28/2021
3.5	Limited Liability Company Agreement of SOSRx LLC effective February 15, 2022	8-K	001-39199	3.1	2/16/2022
3.6	Amended and Restated Bylaws of Trxade Group, Inc.	10-12G/A	000-55218	3.1	7/24/2014
4.1*	Description of Registered Securities					X

10.1	$300,000 Promissory Note dated October 15, 2018 with Nikul Panchal	8-K	000-55218	2.02	10/16/2018
10.2	Revocable Warrant dated October 15, 2018 with Nikul Panchal	8-K	000-55218	2.03	10/16/2018
10.3***	Indemnification Agreement dated February 6, 2019 with Prashant Patel and Suren Ajjarapu	10-K	000-55218	10.1	3/22/2019
10.4	Form of Investment Warrant Agreement	8-K	000-55218	10.2	7/13/2018
10.5	Form of Warrant Agreement	8-K	000-55218	10.2	9/26/2014
10.6	Form of Registration Rights Agreement	8-K	000-55218	10.3	9/26/2014
10.7***	Employment Agreement between Trxade, Inc. and Prashant Patel dated May 24, 2013	10-12G/A	000-55218	10.6	7/24/2014
10.8***	2014 Equity Incentive Plan	10-12G	000-55218	10.3	6/11/2014
10.9***	Form of Indemnification Agreement entered into between Trxade Group, Inc. and its directors and certain officers	10-12G	000-55218	10.4	6/11/2014
10.10***	Second Amended and Restated Trxade Group, Inc. 2019 Equity Incentive Plan	8-K	001-39199	10.1	5/28/2021
10.11***	Form of Stock Option Agreement (April 2020 Grants to Employees) April 14, 2020	8-K	001-39199	10.2	4/16/2020
10.12***	Form of Restricted Stock Grant Agreement (Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel) April 14, 2020	8-K	001-39199	10.3	4/16/2020
10.13***	April 14, 2020 Executive Employment Agreement with Suren Ajjarapu	8-K	001-39199	10.4	4/16/2020
10.14***	First Amendment to Executive Employment Agreement with Suren Ajjarapu dated May 5, 2020	8-K	001-39199	10.2	5/7/2020
10.15***	Restricted Stock Grant Agreement (Mr. Ajjarapu 2020 Performance Bonus)(Updated) May 5, 2020	8-K	001-39199	10.3	5/7/2020
10.16***	Executive Employment Agreement dated effective June 19, 2020, entered into by and between Trxade Group, Inc. and Howard A. Doss	8-K	001-39199	10.1	6/26/2020
10.17***	Trxade Group, Inc. Independent Director Compensation Policy adopted April 14, 2020	10-Q	001-39199	10.1	7/27/2020

10.18***	Form of First Amendment to Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement (April 2020 Grants to Employees; Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel Award)	8-K	001-39199	10.4	8/4/2020
10.19***	Form of Stock Option Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.6	8/14/2020
10.20***	Form of Restricted Stock Grant Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.7	8/14/2020
10.21***	Form of Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement	S-8	333-246318	10.8	8/14/2020
10.22	Non-Recourse Promissory Note in the amount of $500,000, dated February 15, 2022, by TRxADE HEALTH, INC. in favor of Exchange Health, LLC	8-K	001-39199	10.4	2/16/2022
10.23	Distribution Services Agreement dated February 15, 2022, by and between SOSRx LLC and Integra Pharma Solutions LLC	8-K	001-39199	10.4	2/16/2022
10.24	Member Asset Contribution Agreement dated February 15, 2022, between Exchange Health, LLC and SOSRx LLC	8-K	001-39199	10.4	2/16/2022
14.1	Code of Ethics	10-K	000-55218	14.1	3/23/2015
21.1*	List of Subsidiaries					X
23.1*	Consent of Independent Registered Accounting Firm					X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema Document					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRxADE HEALTH, INC.

Date: March 28, 2022		/s/ Suren Ajjarapu
	By:	Suren Ajjarapu, Chief Executive Officer (Principal Executive Officer)

Date: March 28, 2022		/s/ Howard A. Doss
	By:	Howard A. Doss, Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Suren Ajjarapu	Chairman of the Board, Chief Executive Officer and Secretary	March 28, 2022
Suren Ajjarapu	(Principal Executive Officer)

/s/ Howard A. Doss	Chief Financial Officer	March 28, 2022
Howard A. Doss	(Principal Financial and Accounting Officer)

/s/ Prashant Patel	Director, President and Chief Operating Officer	March 28, 2022
Prashant Patel

/s/ Donald G. Fell	Director	March 28, 2022
Donald G. Fell

/s/ Charles L. Pope	Director	March 28, 2022
Charles L. Pope

/s/ Christine L. Jennings	Director	March 28, 2022
Christine L. Jennings

