Form 10-Q
period 2022-03-31
TRxADE HEALTH, INC
filed 2022-05-09
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

Commission File Number: 001-39199

TRxADE HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2420 Brunello Trace
Lutz, Florida	33558
(Address of principal executive offices)	(Zip code)

(800) 261-0281

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value Per Share	MEDS	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

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

There were 8,181,041 shares the registrant’s common stock outstanding on May 6, 2022 and no shares of preferred stock outstanding.

TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended March 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. These factors include, but are not limited to:

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	We have in the past been adversely affected by COVID-19 and may continue to be adversely affected by COVID-19 and/or governmental responses thereto, as well as supply chain issues relating thereto;
●	We are currently unprofitable, have generated net losses, and we may incur losses in the future;
●	We may need additional financing in the future, which may not be available on favorable terms, if at all;
●	We may not be able to manage our future growth;
●	Many of our competitors are better established and have resources significantly greater than ours;
●	We face risks associated with our operations within the pharmaceutical distribution market;
●	We are dependent on our current management;
●	We rely on third party contracts, which may not be renewed or may be terminated;
●	We are currently facing and may in the future face difficulties in sourcing products and inventory due to a variety of causes;
●	We have in the past, and may in the future, not be able to sell our inventory, at or above the price we acquired such inventory for, have in the past, and may in the future, be forced to write-down inventory and certain of our other assets which may have a material adverse effect on our balance sheet;
●	We have in the past, and may in the future, not receive products or receive refunds for deposited amounts and have experience losses in connection with such deposits;
●	We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate;
●	Our business and operations depend on the proper functioning of information systems, critical facilities and distribution networks and a disruption, cyber-attack, failure or destruction of such networks, systems, or technologies may disrupt our business or result in liability;
●	There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences;
●	We face risks associated with our business in the telehealth market, including risks associated with legal challenges, relationships with third parties and affiliated professionals, our network of qualified providers, competition for services; new technologies, failure to develop widespread brand awareness and regulatory risks from the Office of Inspector General, U.S. Department of Health and Human Services (OIG) and the United States Department of Justice (DOJ) around the practice of telehealth and expiring COVID-19 waivers;
●	Our certificate of incorporation limits the liability of our officers and directors and provides for indemnification rights, mandatory forum selection provisions and limits the ability of stockholders to call special meetings of stockholders;
●	We incur significant costs to ensure compliance with U.S. and NASDAQ Capital Market reporting and corporate governance requirements;
●	We may not be able to comply with NASDAQ’s continued listing standards;
●	Regulatory changes that affect our distribution channels could harm our business;
●	Healthcare fraud laws are often vague and uncertain, exposing us to potential liability;
●	New and expanded laws or regulations could have a material adverse effect on our business operations, cash flows or future prospects;
●	The public health crisis involving the abuse of prescription opioid pain medication could have a material negative effect on our business;
●	Consolidation in the U.S. healthcare industry may negatively impact our results of operations;
●	We have identified material weaknesses in our internal control over financial reporting and controls and procedures;
●	There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our comment stock may continue to be volatile;
●	Stockholders may experience dilution to future equity sales, the exercise or conversion of outstanding convertible securities or future transactions;
●	Our Chief Executive Officer and President are our two largest stockholders and, as a result, they can exert control over us and have actual or potential interests that may differ from yours;
●	Risks associated with the JOBS Act and our status as an emerging growth company;
●	Risks associated with future acquisitions, including unknown liabilities and difficulty integrating such acquisitions;
●	Cyber security attacks and website problems;
●	Claims, litigation, government investigations, and other proceedings that may adversely affect our business and results of operations; and
●	Other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K and set forth below under “Risk Factors”.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRxADE HEALTH, INC.

Consolidated Balance Sheets

March 31, 2022, and December 31, 2021

(unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$1,870,682	$3,122,578
Accounts Receivable, net	1,040,893	978,973
Inventory	273,950	56,279
Prepaid Assets	400,376	216,414
Undeposited funds	11,166	-
Total Current Assets	3,597,067	4,374,244

Property Plant and Equipment, Net	73,679	98,751

Intangible Asset, net	792,500	-

Other Assets
Deposits	49,031	60,136
Right of use Leased Assets	1,178,705	1,233,033
Research and Development	149,229	-

Total Assets	$5,840,211	$5,766,164
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	908,495	477,028
Accrued Liabilities	344,938	270,437
Current Portion Lease Liabilities	175,237	178,561
Customer Deposits	996	-
Notes Payable— Related Party	166,667	-
Total Current Liabilities	1,596,333	926,026

Long Term Liabilities
Notes Payable—Related Party	333,333	-
Other Long-Term Liabilities — Leases	1,022,967	1,069,965

Total Liabilities	2,952,633	1,995,991
Stockholders’ Equity
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding, as of March 31, 2022 and December 31, 2021
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 8,181,041 and 8,166,457 shares issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively	82	82
Additional Paid-in Capital	20,083,269	20,017,528
Retained Deficit	(17,213,273)	(16,247,437)
Total TRxADE HEALTH, INC. stockholders’ equity	2,870,078	3,770,173
Non-Controlling Interest	17,500	-
Total Stockholders’ Equity	2,887,578	3,770,173
Total Liabilities and Stockholders’ Equity	$5,840,211	$5,766,164

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Operations

For the Three Months Ended March 31, 2022, and 2021

(unaudited)

	Three Months Ended March 31,
	2022	2021

Revenues	$3,240,272	$3,053,235

Cost of Sales	1,904,569	1,669,924
Gross Profit	1,335,703	1,383,311

Operating Expense
Wage and Salary Expense	1,069,958	939,634
Professional Fees	101,009	264,819
Accounting and Legal Expense	236,221	160,047
Technology Expense	245,785	214,890
General and Administrative	651,302	448,176
	2,304,275	2,027,566

Operating Loss	(968,572)	(644,255)
Gain on Disposal of Asset	4,100	-
Interest Expense	(1,364)	(7,264)

Net Loss	$(965,836)	$(651,519)

Net loss attributable to TRxADE HEALTH, Inc.	(960,147)	(651,519)
Net loss attributable to non-controlling interests	(5,689)	-

Net loss per Common Share — Basic and Diluted	$(0.12)	$(0.08)

Weighted average Common Shares Outstanding – Basic and Diluted	8,178,124	8,093,199

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2022, and 2021

(unaudited)

					Stockholders’
					Equity
					Attributable to
	Series A Preferred Stock		Common Stock		Non- Controlling	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	$ Amount	Shares	$ Amount	Interest	Capital	(Deficit)	Equity
Balance at December 31, 2021	-	$-	8,166,457	$82	$-	$20,017,528	$(16,247,437)	$3,770,173
Capital Contributions		-	-	-	17,500	-	-	17,500
Common Stock Issued for Services		-	-	-	-	32,083	-	32,083
Warrants Exercised for Cash		-	14,584	-	-	875	-	875
Options Expense		-	-	-	-	32,783	-	32,783
Net Loss		-	-	-	-	-	(965,836)	(965,836)
Balance at March 31, 2022	-	$-	8,181,041	$82	$17,500	$20,083,269	$(17,213,273)	$2,887,578

					Stockholders’
					Equity
					Attributable to
	Series A Preferred Stock		Common Stock		Non Controlling	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	$ Amount	Shares	$ Amount	Interest	Capital	(Deficit)	Equity

Balance at December 31, 2020	-	-	8,093,199	81	-	19,610,631	(10,931,554)	8,679,158
Common Stock Issued for Services		-	-	-		98,247	-	98,247
Options Expense		-	-	-		75,738	-	75,738
Net Loss							(651,519)	(651,519)
Balance at March 31, 2021	-	$-	8,093,199	$81	$-	$19,784,616	$(11,583,073)	$8,201,624

The accompanying notes are an integral part of the unaudited consolidated financial statements

TRxADE HEALTH, INC.

Consolidated Statements of Cash Flows

For the Three months ended March 31, 2022, and 2021

(unaudited)

	2022	2021
Operating Activities:
Net Loss	$(965,836)	$(651,519)
Adjustments to reconcile net income (loss) to net cash used in Operating activities:
Depreciation Expense	3,972	1,750
Options Expense	32,783	75,738
Common Stock Issued for Services	32,083	98,247
Bad Debt Expense	1,317	-
Gain on sale of asset	(1,900)	-
Amortization of Right of Use Assets	54,328	31,678
Changes in Operating assets and liabilities:
Other assets	(149,229)	-
Accounts Receivable, net	(63,237)	(1,131,807)
Prepaid Assets	(172,857)	(306,490)
Inventory	(217,671)	787,632
Undeposited Customer Funds	(11,166)	-
Investment in Sub	-	6,425
Lease Liability	(50,322)	(31,517)
Accounts Payable	431,467	109,642
Accrued Liabilities	74,501	299,923
Customer Deposits	996	-
Net Cash Used in operating activities	(1,000,771)	(710,298)

Investing Activities:
Sale of Fixed Assets	23,000	-
Net Cash Provided by investing activities	23,000	-

Financing Activities:
Distributions to Non-Controlling Interest	(275,000)	-
Proceeds from Exercise of Warrants	875	-
Net Cash Used in financing activities	(274,125)	-

Net Increase (Decrease) in Cash	(1,251,896)	(710,298)
Cash at beginning of the Period	3,122,578	5,919,578
Cash at End of the Period	$1,870,682	$5,209,280

Supplemental Cash Flow Information
Cash Paid for Interest	$1,364	$1,639
Cash Paid for Income Taxes	$-	$-
Non-Cash Transactions
Insurance Premium Financed	$220,354	$-
Note Issued as SOSRx Contribution	$500,000	$-
Intangible Asset Contribution from Non-controlling interest	$792,500	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Notes to Unaudited Consolidated Financial Statements

For the Three months ended March 31, 2022, and 2021

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

TRxADE HEALTH, INC. (“we”, “our”, “Trxade”, and the “Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, Alliance Pharma Solutions, LLC, and Bonum Health, LLC. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in May 2013. Community Specialty Pharmacy was acquired in October 2018. SOSRx was created in February 2022 between Exchange Health and Trxade Health. From January 2021 to December 2021 (from when it was dissolved) the Company also owned 100% of MedChecks, LLC.

Trxade, Inc., operates a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Integra Pharma Solutions, LLC (d.b.a. Trxade Prime), is a licensed pharmaceutical wholesaler and sells brand, generic and non-drug products to customers. Trxade Prime customers include all healthcare markets including government organizations, hospitals, clinics and independent pharmacies nationwide.

Alliance Pharma Solutions, LLC (d.b.a. DelivMeds) invested in SyncHealth MSO, LLC, a managed services organization, in January 2019, which investment was divested in February 2020. DelivMeds is currently being rebranded and the consumer-based app is still being developed. To date we have not generated any revenue from this product.

Community Specialty Pharmacy, LLC, is an accredited independent retail pharmacy with a focus on a community-based model offering home delivery services to patients.

Bonum Health, LLC, was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in February 2020; however, due to the COVID-19 pandemic the Company does not anticipate installations moving forward, and has taken a write off of the hubs purchased at June 30, 2021, in Loss on Inventory Investments of $143,891. The Bonum Health mobile application is available on a subscription basis, primarily as a stand-alone telehealth software application that can be licensed on a business-to-business (B2B) model to clients as an employment health benefit for the clients’ employees.

On February 15, 2022 the Company entered into a relationship with Exchange Health, LLC, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals (“Exchange Health”). SOSRx LLC, the created entity relating to the relationship, a Delaware limited liability company, was formed in February 2022, and is owned 51% by the Company and 49% by Exchange Health.

Basis of Presentation - The accompanying unaudited interim consolidated financial statements of TRxADE HEALTH, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 28, 2022.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2021, as reported in the Company’s Annual Report on Form 10-K have been omitted.

Accounts Receivable – The Company’s receivables are from customers and are typically collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three-months ended March 31, 2022, and 2021, bad debt expense was $1,317, and $0, respectively.

The Company had an Account Receivable with a single customer, GSG PPE, LLC, for the amount of $630,000 which was past due. The Company had obtained a Note Receivable which was due on September 30, 2021 and remained unpaid. The Company believes the amount may not be collectible without legal actions, and therefore, recorded bad debt expense. The note was not paid pursuant to its terms and the Company has filed suit to collect on the note and the personal guaranty securing the note. The Company believes it will prevail on the merits.

Income (loss) Per Common Share – Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of March 31, 2022, we had 29,951 outstanding warrants to purchase common stock and 410,964 options to purchase common stock.

The following table sets forth the computation of basic and diluted Income (Loss) per Share:

	For the three months ended March 31,
	2022	2021
Numerator:
Net Loss	$(965,836)	$(651,519)

Numerator for basic and diluted EPS - income (loss) available to common Shareholders	$(960,147)	$(651,519)

Denominator:
Denominator for basic and diluted EPS – Weighted average shares	8,178,124	8,093,199
Basic and diluted loss per common share	$(0.12)	$(0.08)

NOTE 2– SHORT TERM DEBT – RELATED PARTIES

On February 15, 2022, the Company entered into a relationship with Exchange Health, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals. SOSRx, was formed, which is owned 51% by the Company and 49% by Exchange Health. On February 15, 2022, the Company contributed cash to SOSRx in the amount of $325,000, issued a promissory note to SOSRx in the amount of $500,000, which was immediately assigned to Exchange Health (the “Promissory Note”), and agreed to make an earn out payment of up to $400,000, payable, at the Company’s discretion, in cash or common stock of the Company, based on SOSRx achieving certain revenue targets of SOSRx (the “Earn Out Payments”); and entered into a Distribution Services Agreement with SOSRx (the “Distribution Agreement”).

At March 31, 2022, total related party debt was $500,000, which represented the Promissory Note.   At December 31, 2021 total related party debt was $0. The Promissory Note, which represents amounts currently due to Exchange Health, bears interest at the rate of the prime rate, plus 2% per annum (currently 5.25% per annum), with (i) one-third of the principal ($166,666.67) and interest payable after one year (on February 15, 2023) and (ii) the remaining two-thirds of principal payable quarterly over the next two years in eight equal installments of $41,666.67, together with any unpaid accrued interest thereupon, at the end of every full fiscal quarter, beginning, June 20, 2023. The Promissory Note may be prepaid by the Company, at its discretion, in whole or in part at any time, without premium or penalty.

In October 2018, in connection with the acquisition of Community Specialty Pharmacy, LLC, a $300,000 promissory note was issued to Nikul Panchal, a non-executive officer of the Company, accruing simple interest at the rate of 10% per annum, payable annually, and having a maturity date of October 15, 2021. In October 2019, $75,000 of the note was converted into 25,000 common shares at $3.00 per share, leaving $225,000 of principal owed under the promissory note. There was a loss recognized on the conversion of $76,500.

At March 31, 2021, related party debt was $225,000.

NOTE 3 – STOCKHOLDERS’ EQUITY

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

In connection with and pursuant to the independent director compensation policy previously adopted by the Board of Directors, on April 15, 2021, the then three independent members of the Board of Directors (Mr. Donald G. Fell, Dr. Pamela Tenaerts, and Mr. Michael L. Peterson), were each awarded 10,721 shares of restricted stock, valued at $55,000 ($5.13 per share) based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant, April 1, 2021, which vest at the rate of ¼th of such shares on July 1 and October 1, 2021 and January 1 and April 1, 2022, subject to such persons continuing to provide services to the Company on such dates, subject to the terms of the Plan and the Restricted Stock Grant Agreements entered into as evidence of such awards. The shares have a fair value of $165,000 and the Company recognized stock-based compensation expense of $13,750 for the three months ended March 31, 2022. Common Shares totaling 16,082 were cancelled on May 27, 2021, when the director services of Mr. Peterson and Dr. Tenaerts were terminated.

The Board of Directors of the Company, on May 27, 2021, confirmed the vesting of 2,680 shares of common stock previously issued to each of Michael L. Peterson and Dr. Pamela Tenaerts on July 1, 2021, which were subject to forfeiture subject to such persons continued service on the Board of Directors prior to the vesting date.

In connection with and pursuant to the independent director compensation policy previously adopted by the Board of Directors, on May 27, 2021, the Board of Directors awarded Charles L. Pope, and Christine L. Jennings, each independent members of the Board of Directors appointed to the Board of Directors on May 27, 2021, 10,912 shares of restricted stock each, valued at $41,250 each ($3.78 per share) based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant, May 27, 2021, which vest at the rate of 1/3rd of such shares on October 1, 2021 and January 1 and April 1, 2022, subject to such persons continuing to provide services to the Company on such dates. The Company recognized stock-based compensation expense of $18,333 for the three months ended March 31, 2022.

Employment Agreement with Suren Ajjarapu, Chief Executive Officer

In connection with our employment agreement with Mr. Suren Ajjarapu, our Chief Executive Officer, which was effective on April 14, 2020, we granted 49,020 restricted shares of common stock which vest upon the Company reaching certain performance metrics established by the Compensation Committee on the same date and further amended on May 5, 2020. The fair value of the shares at the grant date was determined to be $300,000. The modification of the performance conditions resulted in an incremental value to the shares of $72,062. The Compensation Committee subsequently determined that the performance conditions were met and the 49,020 bonus shares vested in full on December 31, 2020. There was no bonus granted in 2021. The bonus for 2022 has not been determined by the compensation committee as of this filing date.

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

On December 10, 2021, the Board of Directors authorized and approved the resumption of the Company’s prior share repurchase program (as modified), as discussed above. The share repurchase program as approved by the Board of Directors on December 10, 2021, modified the prior repurchase program to allow for the repurchase of up to 100,000 of the currently outstanding shares of the Company’s common stock. There is no time frame for the repurchase program, and such program will remain in place until a maximum of 100,000 shares of the Company’s common stock have been repurchased or until such program is discontinued by the Board of Directors.

To date, no shares of common stock have been repurchased by the Company.

NOTE 4 – WARRANTS

For the three-month period ended March 31, 2022, no warrants were granted, and none expired. For the three-month period of ended March 31, 2022, warrants to purchase 14,584 shares of common stock were exercised, resulting in proceeds of $875. The Company delivered 14,584 shares of common stock.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant.

There was no compensation cost related to the warrants granted for the three months ended March 31, 2022 and 2021 respectively.

The Company’s outstanding and exercisable warrants as of March 31, 2022, are presented below:

		Weighted
	Number	Average Exercise	Contractual Life	Intrinsic
Warrants	Outstanding	Price	in Years	Value
Warrants Outstanding as of December 31, 2021	44,535	$0.32	0.95	$208,078
Warrants granted	-	-	-	-
Warrants forfeited, expired, cancelled	-	-	-	-
Warrants exercised	(14,584)	0.06	-	-
Warrants Outstanding as of March 31, 2022	29,951	$0.45	1.14	$72,964
Warrants Exercisable as of March 31, 2022	29,951	$0.45	1.14	$72,964

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

For the three-month period ended March 31, 2022, no options to purchase shares were granted, none were forfeited, and none expired. For the three-month period ended March 31, 2022, no options to purchase shares of common stock were exercised.

Total compensation cost related to stock options granted was $32,783 and $75,738 for the three-months ended March 31, 2022, and 2021, respectively.

The following table represents stock option activity for the three-month period ended March 31, 2022:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2021	410,964	$4.78	4.67	$368,417
Options Exercisable as of December 31, 2021	302,191	$4.88	4.38	$257,186
Options granted	-	$-	-	-
Options forfeited	-	$-	-	-
Options expired	-	$-	-	-
Options exercised	-	$-	-	-

Options Outstanding as of March 31, 2022	410,964	$4.78	4.42	$14,427
Options Exercisable as of March 31, 2022	302,191	$4.88	4.14	$8,061

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

In August 2020, Integra, entered into an agreement with Sandwave Group Dsn Bhd (“Sandwave”), wherein Integra would pay Sandwave a down payment of $581,250 and Sandwave’s supplier, Crecom Burj Group SDN BHD (“Crecom”), would deliver 150,000 boxes of nitrile gloves within 45 days. Integra wired the $581,250 to Sandwave, which in turn wired the purchase price to Crecom, which Crecom accepted; however, to date, Crecom has not delivered the nitrile gloves. Integra demanded return of its $581,250 and Crecom has acknowledged that Integra is entitled to a refund, but to date Crecom has failed to return Integra’s money. In February 2021, Integra filed a complaint against Crecom in Malaysia: Case No. WA-22NCC-55-02/2021 in the High Court of Malaysia at Kuala Lumpur in the Federal Territory, Malaysia for the Malaysian equivalent of breach of contract. Crecom filed an appearance on March 1, 2021. In April 2021, an Application for Summary Judgment was filed with the court, and on May 25, 2021, the Court extracted the sealed application, and a copy thereof was served on Crecom’s attorneys and Crecom, 14 days later, filed an Affidavit in Reply with the court alleging that there are issues to be tried and that this case must go to a full trial. On June 28, 2021, the court directed both parties to file their written submissions/arguments in relation to the application for summary judgment on or before July 12, 2021 and scheduled a hearing thereon for August 26, 2021. At the final hearing on October 18, 2021, the ruling for the summary judgment was denied and a trial date is pending. The Company believes that it will prevail in the lawsuit filed; but the steps to enforce a judgment in Malaysia, if any, may be cumbersome, time consuming or costly. The Company cannot determine the timing of the judgment, nor the amount ultimately collected. At June 30, 2021, the $581,250 was recorded as Loss on Inventory Investment.

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

NOTE 7 – CONTINGENCIES

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

On May 14, 2021, Plaintiffs filed a second amended complaint against the defendants. The second amended complaint alleges causes of action against the defendants including securities fraud, breach of fiduciary duty, violation of the Florida RICO Act, and breach of contract. The operative complaint relates to certain investments alleged to have been made by the plaintiffs in Nexgen Memantine and certain alleged transfers of assets and funds alleged to have been taken by the defendants which are unrelated to the Company. The amended complaint seeks injunctive relief, $425,000 in compensatory damages, treble damages, punitive damages, and fees and costs.

In February 2022, a settlement as to Suren Ajjarapu, Annapurna Gundlapalli and Trxade Group has been reached and signed. This settlement involves no admission of liability and a full and complete release of all actions after a lump-sum payment of $225,000 is made. Because the complaint purports to be a derivative action, court approval was required, which approval was received on March 14, 2022. As a result of the settlement, the Plaintiff’s dismissed their lawsuit with prejudice.

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

The Company entered into a new corporate office lease (Lease 1) on January 1, 2022. The Company determined that entering into a new lease required remeasurement of the lease liability resulting in the increase of the right-of-use asset and the associated lease liability by $977,220. The new lease is still classified as an operating lease.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of March 31, 2022.

Amounts due within twelve months of March 31, 2022
2022	$287,253
2023	295,884
2024	304,761
2025	313,903
2026	254,914
Thereafter	91,372
Total minimum lease payments	1,548,088
Less: effect of discounting	(349,884)
Present value of future minimum lease payments	1,198,204
Less: current obligations under leases	175,237
Long-term lease obligations	$1,022,967

For the three months ended March 31, 2022, and 2021, amortization of Right of Use Assets was $54,328 and $31,678, respectively.

For the three months ended March 31, 2022, and 2021, amortization of Lease Liability was $50,322 and $31,517, respectively.

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

Three Months Ended March 31, 2022	Trxade, Inc.	CSP	Integra	Unallocated	Total
Revenue	$1,381,963	$268,407	$1,567,530	$22,372	$3,240,272
Gross Profit	$1,381,963	$(82,311)	$13,679	$22,373	$1,335,703
Segment Assets	$1,751,758	$(482,577)	$1,053,179	$3,517,851	$5,840,211
Segment Profit/Loss	$484,500	$(148,510)	$(155,028)	$(1,146,796)	$(965,836)
Cost of Sales	$-	$(350,718)	$(1,553,851)	$1	$(1,904,569)

Three Months Ended March 31, 2021	Trxade, Inc.	CSP	Integra	Unallocated	Total
Revenue	$1,236,650	$397,896	$1,402,586	$16,103	$3,053,235
Gross Profit	$1,236,650	$36,089	$94,563	$16,009	$1,383,311
Segment Assets	$2,053,494	$(405,348)	$3,111,536	$4,933,534	$9,693,216
Segment Profit/Loss	$512,293	$(31,251)	$(32,446)	$(1,100,115)	$(651,519)
Cost of Sales	$-	$(361,807)	$(1,308,023)	$(94)	$(1,669,924)

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through May 9, 2022 the date that the financial statements were issued.

On April 18, 2022 the Company formed Bonum Health, Inc., a Delaware corporation. This subsidiary will serve as the parent company for Bonum Health, LLC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on March 28, 2022 (the “Annual Report”).

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “Trxade”, refer specifically to TRxADE HEALTH, INC. and its consolidated subsidiaries. References to “Q1” refer to the first quarter of the applicable year. Unless otherwise stated or the context otherwise requires, comparisons from one period to another are to the same period of the prior fiscal year.

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	SEC” or the “Commission” refers to the United States Securities and Exchange Commission; and
●	“Securities Act” refers to the Securities Act of 1933, as amended.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Recent Events. Summary of material transactions occurring during the three months ended March 31, 2022.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2022, and 2021.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

TRxADE HEALTH, INC. owns 100 percent of Trxade, Inc., and Integra Pharma Solutions, LLC (formerly Pinnacle Tek, Inc.), Alliance Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, and Bonum Health, LLC. Integra was acquired in July 2013. We acquired 100 percent of Community Specialty Pharmacy, LLC, in October 2018. Alliance Pharma Solutions, LLC was formed in January 2018. On January 8, 2014, Trxade Group, Inc., a privately held Nevada corporation, which began operations in August 2020, merged with and into XCEL, and XCEL changed its name to “Trxade Group, Inc.” We acquired our Bonum Health operations in October 2019. Trxade, Inc. is a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services. On February 15, 2022, the Company entered into a relationship with Exchange Health, LLC, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals (“Exchange Health”). SOSRx LLC, the created entity relating to the relationship, a Delaware limited liability company, was formed in February 2022, and is owned 51% by the Company and 49% by Exchange Health (“SOSRx”).

The Company changed its name on June 1, 2021, from “Trxade Group, Inc” to “TRxADE HEALTH, INC.” Our services provide pricing transparency, purchasing capabilities and other value-added services on a single platform focused on serving the nation’s approximately 19,397 independent pharmacies with annual purchasing power of $67.1 billion (according to the National Community of Pharmacists Association’s 2021 Digest). Our national wholesale supply partners are able to fulfill orders on our platform in real-time and provide pharmacies with cost-saving payment terms and next-day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). We have expanded significantly since 2015 and now have around 13,475+ registered members on our sales platform.

TRxADE HEALTH is a technology-enabled health services platform. Through our subsidiary companies we focus on digitalizing the retail pharmacy and health services experience by optimizing drug procurement, the prescription journey, access to physicians in the patient’s home and patient engagement in the U.S.

TRxADE Inc

Trxade.com is a web-based pharmaceutical marketplace engaged in promoting and enabling commerce among independent pharmacies, small chains, hospitals, clinics and alternate dispensing sites with large pharmaceutical suppliers nationally. Our marketplace has over 72 national and regional pharmaceutical suppliers providing over 120,000 branded and generic drugs, including over the counter drugs and drugs available for purchase by pharmacists. We generate revenue from these services by charging a transaction fee to the seller of the products for sales conducted on the Trxade platform. The buyers do not bear the cost of transaction fees for the purchases that they make, nor do they pay a fee to join or register with our platform. Our core service has the goal of bringing the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

As of March 31, 2022, the TRxADE platform increased its registered users by 915 or 7.3% compared to prior period in 2021. For the quarter ended March 31, 2022, new registrations were 339 compared to 223 for the prior period in 2021. As of March 31, 2022, total registered users increased to 13,475 from 12,560 from the prior period in 2021.

The table below summarizes the key metrics that management evaluated in relation to the activity on the Trxade platform for the three month period ended March 31, 2022 compared to the same period in 2021:

Integra Pharma Solutions, LLC

Integra Pharma Solutions, LLC (“Trxade Prime”) is a licensed wholesaler of brand, generic and non-drug products to customers. Trxade Prime takes orders for products, creates invoices for each order and recognizes revenue at the time the customer receives the product. We utilize “just in time” inventory and drop ship partnerships to ship orders to customers. The focus of Trxade Prime is to be the pharmaceutical supplier of choice for healthcare organizations of all sizes. Our expertise in the distribution of products extends to all healthcare markets including government organizations, hospitals, clinics, and independent pharmacies nationwide.

For the three months ended March 31, 2022, Trxade Prime processed sales increased over 600% from the three months ended March 31, 2021, and unique buyers increased by 184% compared to the same period for the three months ended March 31, 2021. These increases are a result of strong marketing and advertising campaigns designed to draw new potential buyers to the Trxade Prime platform. Management expects growth to continue throughout the fiscal year 2022.

The table below summarizes the key metrics that management evaluated in relation to the activity on the Trxade Prime platform for the three month period ended March 31, 2022 as compared to the same period in 2021:

Community Specialty Pharmacy, LLC

Community Specialty Pharmacy, LLC (“CSP”) is a licensed retail pharmacy. CSP was founded in 2010 with a goal of providing customer care at a level above and beyond anything the market had experienced before. CSP has carved a niche in the competitive independent pharmacy industry with its patient-driven approach.

Alliance Pharma Solutions, LLC

Alliance Pharma Solutions, LLC, a.k.a. DelivMeds, (“DelivMeds”) was established in 2018 as a digital option to traditional prescription delivery. DelivMeds is currently being rebranded and the digital technology continues to be developed. DelivMeds has generated no revenue and we continue to incur significant technology expenses. We incurred approximately $285,000 of research and development expense for the 12 months ended December 31, 2021. For the three month period ended March 31, 2022 we incurred approximately $149,000 of research and development expense which was capitalized in March 2022 in line with GAAP guidance.

Bonum Health, LLC

Our Bonum Health, LLC (“Bonum”) operations were acquired in October of 2019. Bonum is a digital healthcare technology platform focused on making healthcare affordable, accessible and convenient through Telehealth services. Patients can use the Bonum Health mobile app or website to access board-certified medical providers, for non-emergent services. Additional services also available include Men’s and Women’s Health, Dermatology, Pediatrics and Ophthalmology in the comfort of their home or from anywhere. These services can be affordably accessed by the under-insured, non-insured and under-served communities seeking access to essential healthcare services. For employers Bonum provides Telehealth solutions allowing employers to provide convenient and affordable health coverage to their employees without requiring health insurance. Our Bonum health subsidiary provides affordable access to medical professionals in the patient’s home. As discussed below, we have started a process to explore strategic alternatives for Bonum.

SOSRx, LLC

On February 15, 2022 the Company entered into a relationship with Exchange Health, LLC, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals. SOSRx, LLC (“SOSRx”) provides pharmaceutical manufacturers with an efficient platform in which to divest short-dated, overstock, and slow-moving products to direct purchasers. SOSRx’s proprietary method researches the current market, allowing the manufacturer to list the optimal selling price for their products. Manufacturers list their short-dated overstock and slow-moving products by lot with pictures and descriptions. The manufacturer then determines which vetted and registered customers can bid on or outright purchase their products. SOSrx charges purchasers (suppliers) a transaction fee, a percentage of the purchase price of the products sold through its website service. Fulfillment of confirmed orders, including delivery and shipment of products, is the responsibility of the supplier, not SOSRx. SOSRx holds no inventory and assumes no responsibility for the shipment or delivery of any products or services from our website. SOSRx, the created entity relating to the relationship, a Delaware limited liability company, was formed in February 2022, and is owned 51% by the Company and 49% by Exchange Health.

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

Recent Events

SOSRx Formation

On February 15, 2022, we entered into a relationship with Exchange Health, LLC, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals. SOSRx LLC, a Delaware limited liability company, was formed, which is owned 51% by the Company and 49% by Exchange Health.

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

The Earn Out Payments require the Company to pay (a) $25,000 to Exchange Health if total revenue for SOSRx are over $0.7 million, and $25,000 to Exchange Health if total EBITDA is over $0.5 million, for the fiscal year ending 2022; (b) $87,500 to Exchange Health if total revenue for SOSRx is over $3.3 million, and $87,500 to Exchange Health if total EBITDA is over $2.95 million, for the fiscal year ending 2023; and (c) $87,500 to Exchange Health if total revenue for SOSRx is over $5.7 million, and $87,500 to Exchange Health if total EBITDA is over $4.9 million, for the fiscal year ending 2024, provided that certain amounts will be payable in the event at least 95% of such milestones are met, and such payments will be grossed up or down by up to 5% of such amounts, if such milestone amounts are between 95% and 105% of the required thresholds. At the Company’s option, the Earn Out Payments may be paid in cash or shares of common stock, valued at the then current trading price of the Company’s common stock. If one year’s milestones are not achieved, no earnout will be payable for that year and those earn out payments will not be eligible to be earned in any other year.

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

In the event that we fail to pay when due (whether at maturity, by reason of acceleration or otherwise) any principal of or interest on the Promissory Note, then if such payment is not made within sixty days of the due date, then Exchange Health may declare all obligations (including without limitation, outstanding principal and accrued and unpaid interest thereon) under the Promissory Note to be immediately due and payable.

SOSRx Operating Agreement

The rights of the Company and Exchange Health in connection with SOSRx are set forth in the Operating Agreement of SOSRx (the “Operating Agreement”), effective February 15, 2022. Pursuant to the Operating Agreement, SOSRx is to be managed by a management committee consisting of three members, two of which are nominated by the Company, who currently include Suren Ajjarapu, the Company’s Chief Executive Officer and Chairman, and Prashant Patel, the Company’s President and director, and one person nominated by Exchange Health. If either the Company or Exchange Health shall ever hold less than 25% of the membership interests of SOSRx, such entity shall forfeit its management appointment rights, and such appointment rights shall be held by such other member which holds over 50% of the membership interests.

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

Distribution Agreement

On February 15, 2022, SOSRx entered into the Distribution Agreement with Integra Pharma Solutions LLC, the Company’s wholly-owned subsidiary (“Integra”). Pursuant to the Distribution Agreement, Integra agreed to supply each SOSRx member an active account for Manufacturer Non-Control (Schedule 2-5 as classified by the US Drug Enforcement Agency) products bought on the SOSRx platform. The agreement remains in effect until December 31, 2023, and renews thereafter on a yearly basis until terminated; which agreement can only be terminated by the non-breaching party, upon the breach of the agreement by a party thereto, with a 30 day cure right. Pursuant to the Distribution Agreement, for each calendar quarter (or portion thereof) during the term, SOSRx agreed to pay Integra a fee equal to 2% of the net price of all purchases of products during such period. Integra also agreed to participate in SOSRx’s annual trade show, once established. Integra made certain representations and warranties in the Distribution Services Agreement, and agreed to indemnify SOSRx against certain damages and losses. The Distribution Services Agreement included customary confidentiality obligations.

Informal Monthly Credit Arrangement

On March 1, 2022, we entered into an informal understanding with Masters Drug Company, Inc. and its affiliated companies (“Masters”), which is owned by McKesson Pharmaceutical (“McKesson”), under which Masters agreed to extend up to $500,000 of monthly credit to the Company in connection with monthly pharmaceutical purchases from Masters (the “Monthly Credit”). The Company also entered into a Guaranty in favor of McKesson to guaranty the payment of the Monthly Credit, which includes customary terms, rights of McKesson and requirements for the guarantors to pay the costs and expenses of McKesson in enforcing the Guaranty. The Monthly Credit is paid to McKesson each month automatically, via an ACH debit from the Company’s bank account. Pursuant to Master’s terms and conditions, and in order to secure the payment of the Monthly Credit, we provided Masters a security interest in all of our right, title and interest in and to our personal property, whether now owned or after acquired, including, without limitation, all accounts, cash, chattel paper, deposit accounts, documents, equipment, general intangibles, goods, health care insurance receivables, instruments, inventory, investment property, letter-of-credit rights and promissory notes, together with all attachments, replacements, substitutions, additions and accessions, and all proceeds and products thereof and all books and records relating to any of the foregoing (collectively, the “Collateral”) and authorized Masters to file security interests securing the same. Past due amounts will accrue interest at the highest rate permitted by law. Masters has the right to change a payment term (including imposing cash payment upon delivery), to limit total credit and/or to suspend the provision of products or services to the Company if Masters concludes that there has been a material change to the Company’s financial condition or payment performance or the Company has ceased or is likely to cease to meet Masters’ credit requirements.

Plans For Bonum Health Moving Forward

In April 2022, the Board of Directors authorized the Chief Executive Officer to explore strategic alternatives for the Company’s Bonum Health, LLC subsidiary. As part of this process, the Board will consider a wide range of options for Bonum Health, LLC including, among other things, a potential sale, spin-off, fund raising, combination or other strategic transaction, which may also include the winding down of such entity.

Liquidity and Capital Resources

Cash

Cash was $1,870,682 at March 31, 2022. We expect that our future available capital resources  will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	As of
	March 31, 2022	December 31, 2021	Change	Percent Change
Cash	$1,870,682	$3,122,578	(1,251,896)	(40)%
Current assets (excluding cash)	1,726,385	1,251,666	474,719	38%
Current liabilities (excluding short term debt)	1,429,666	926,026	503,641	54%
Short term debt	166,667	-	166,667	100%
Working Capital	2,000,734	3,448,218	(1,447,485)	(42)%

Our principal sources of liquidity have historically been cash provided by operations, sales of equity, and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses, technology development, and acquisitions. We anticipate these uses will continue to be our principal sources of, and uses of, cash in the future.

The decrease in cash as of March 31, 2022, compared to December 31, 2021, was primarily due to increased spending for the technology development and marketing of Bonum Health and our DelivMeds app. Also paid was $225,000 as part of the legal settlement (See “NOTE 7 – CONTINGENCIES” to the Notes to Consolidated Financial Statements included herein under “PART I. – ITEM 1. FINANCIAL STATEMENTS”), and $275,000 paid in connection with the SOSRx, LLC formation, as discussed above under “Recent Events”.

Liquidity Outlook cash explanation

Cash Requirements

Our primary objectives for the remainder of 2022 are to continue the development of the DelivMeds technology to take steps in an effort to increase our client base and operational revenue on our Trxade Inc. and Trxade Prime platforms and a potential strategic transaction with Bonum Health telehealth services which may include a potential sale, spin-off, fund raising, combination or other strategic transaction, and also include the winding down of such entity. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all. We may also raise additional funding in the future through the sale of equity.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses from April 2022 to February 2023	Amount
General and administrative (1)	$7,000,000
Total	$7,000,000

(1)	Includes estimated wages and payroll, legal and accounting, marketing, rent and web development.

We currently anticipate paying the estimated expenses described above through cash on hand and revenues generated from our operations.

We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service while also seeking to expand our operations organically or through acquisitions, as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve our products and overall customer experience. If in the future we require additional funding, we plan to raise such funds through the sale of debt or, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

We believe that we have adequate cash to implement our plan to operate a business-to-business web-based marketplace focused on the United States pharmaceutical industry. Our core service is designed to bring the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

Since the first quarter of 2020 and through the date of this filing, there has been a global viral outbreak that world governments have responded to with travel and other restrictions, including ‘stay-at-home’ orders, among other steps. The continued extent and duration of business disruptions and related financial impacts from the COVID-19 coronavirus cannot be reasonably estimated at this time; however, our exposure includes potential continued reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that have had a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines in the past and finding qualified staff due to the pandemic In addition, employee sicknesses and remote working environments related to the coronavirus and the federal, state and local responses to such virus, could materially impact our future consolidated results; however, we do not currently forecast any material adverse effects on our 2022 operating results due to COVID-19; although the ultimate impact and duration of the pandemic remains unknown. See also “Novel Coronavirus (COVID-19)”, above.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the three months ended March 31, 2022, and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	Percent Change
Net Loss	$(965,836)	$(651,519)	$(314,317)	(48)%
Net Cash Provided by (Used in):
Operating Activities	(1,000,771)	(710,298)	(290,473)	(80)%
Investing Activities	23,000	-	23,000	100%
Financing Activities	(274,125)	-	(274,125)	100%
Net increase (decrease) in cash	$(1,251,896)	$(710,298)	$(541,598)	(76)%

Cash used in operations for the three months ended March 31, 2022, was $1,000,771, compared to cash used in operations for the three months ended March 31, 2021, of $710,298. The increase in cash used in operations for the three months ended March 31, 2022, compared to March 31, 2021 was mainly due to $225,000 paid as part of a legal settlement (See “NOTE 7 – CONTINGENCIES” to the Notes to Consolidated Financial Statements included herein under “PART I. - ITEM 1. FINANCIAL STATEMENTS”).

Cash provided by investing activities for the three months ended March 31, 2022, was $23,000 and $0 for the three months ended March 31, 2021. The increase in cash provided by investing activities was due to the sale of an asset that was no longer needed by the Company.

Cash used in financing activities for the three months ended March 31, 2022, was $274,125, which was mainly due to the $275,000 paid as part of the $325,000 contribution of capital in the SOSRx formation, compared to cash used for financing activities for the three months ended March 31, 2021, which was $0.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended March 31, 2022, compared to Three Month Period Ended March 31, 2021

	Three Months Ended
	March 31, 2022	March 31, 2021	Change	Percentage Change
Revenues	$3,240,272	$3,053,235	187,037	6%
Cost of Sales	1,904,569	1,669,924	234,645	14%
Gross Profit	1,335,703	1,383,311	(47,608)	(3)%
Operating Expenses:
Technology Expense	245,785	214,890	30,895	14%
Wage and Salary Expense	1,069,958	939,634	130,324	14%
Accounting and Legal Expense	236,221	160,047	76,174	48%
Professional Fees	101,009	264,819	(163,810)	(62)%
Other General and Administrative	586,436	274,191	312,245	114%
Warrants, Options and Stock Issuance Expense	64,866	173,985	(109,119)	(63)%
Total Operating Expense	2,304,275	2,027,566	276,709	14%

Interest Expense	(1,364)	(7,264)	5,900	(81)%
Gain on Disposal of Asset	4,100	-	4,100	100%
Net Loss	$(965,836)	$(651,519)	(314,317)	49%

Our revenues for the three months ended March 31, 2022, were from the Trxade platform, Community Specialty Pharmacy, Integra Pharma Solutions and Bonum Health. Revenues increased by $187,037, compared to the same period ended March 31, 2021. Trxade Inc revenue generated from platform sales increased 11% and revenue generated by Trxade Prime increased 12% for the three months ended March 31, 2022 compared to the same period ended March 31, 2021. CSP had a decrease in revenue of $129,489 compared to the same period ended March 31, 2021.

Cost of goods sold, and gross profit were $1,904,569 and $1,335,703 for the three month period ended March 31, 2022, respectively, and for the three-month period ended March 31, 2021, were $1,669,924 and $1,383,311, respectively. Gross profit as a percentage of sales was 41% for the three months ended March 31, 2022, compared to 45% for the three months ended March 31, 2021. The decrease in gross profit is a result of Integra Pharma Solutions, LLC.

General and administrative expenses (less stock-based compensation expense) increased for the three months ended March 31, 2022, to $586,436 compared to $274,191 for the comparable period in 2021. The increase was mainly due to a $225,000 legal settlement paid and increased marketing and IT related expenses.

We had interest expense of $1,364 for the three months ended March 31, 2022, compared to interest expense of $7,264 for the three months ended March 31, 2021, which decreased due to decreases in the amount of outstanding debt we had as of the current period.

Net losses increased $314,317 to a net loss of $965,836 for the three months ended March 31, 2022, compared to a net loss of $651,519 for the three months ended March 31, 2021, mainly due to decreased gross profit margins of Trxade Prime, and the $225,000 legal settlement as described in greater detail above under “PART I. – ITEM 1. FINANCIAL STATEMENTS”.

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

SoSRx provides pharmaceutical manufacturers with an efficient platform in which to divest short-dated, overstock, and slow-moving products to direct purchasers. SoSrx’s proprietary method researches the current market, allowing the manufacturer to list the optimal selling price for their products. Manufacturers list their short-dated overstock and slow-moving products by lot with pictures and descriptions. The manufacturer then determines which vetted and registered customers can bid on or outright purchase their products.

Once products from a manufacturer have been entered into SoSRx’s platform a bid cycle begins. Each bid cycle is 3 days. Each buyer (wholesaler, distributor or chain) will have 3 options. The options are buy now, bid, or pass. In the buy now option the manufacturer has an established price in which they would sell the product. The bid option allows the buyers to put in a price if they value the product and at the end of the bid cycle the manufacturer has several options. The manufacturer can accept the highest bidder if the buyer has met the minimum bid requirement, counter if the bid is below the minimum bid requirement, or begin a negotiation to an agreed upon price or accepted bid, regardless of minimum bid requirement. The fourth option is to decline.

If one of the four options described above, except decline, have been selected a committed offer is generated in the system. The buyer then submits a purchase order to the manufacturer. The manufacturer then processes the purchase order and sends the product directly to the buyer. This is when revenue is recognized as a transaction fee. At no point does SoSRx take possession of the inventory. SoSRx bills the manufacturer per committed offer at a fee percentage of total offer value.

Integra Pharma Solutions, LLC (“Trxade Prime”) is a licensed wholesaler of brand, generic and non-drug products to Customers. Integra LLC takes orders for products, creates invoices for each order and recognizes revenue at the time the Customer receives the product. Customer returns are not material. Step One: Identify the contract with the Customer – Integra LLC requires that an application and a credit card for payment be completed by the Customer prior to the first order. Each transaction is evidenced by an order form sent by the Customer and an invoice for the product is sent by Integra LLC. The collection is probable based on the application and credit card information provided prior to the first order. Step Two: Identify the performance obligations in the contract – Each order is distinct and evidenced by the shipping order and invoice. Step Three: Determine the transaction price – The consideration is variable if product is returned. The variability is determined based on the return policy of the product manufacturer. There are no sales or volume discounts. The transaction price is determined at the time of the order evidenced by the invoice. Step Four: Allocate the transaction price – There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – The Revenue is recognized when the Customer receives the product.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mrs. Huffman, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Commission on March 28, 2022 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2021, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

We owe significant amounts to Exchange Health and may owe additional amounts in the event certain earn out payments are due.

In February 2022, we entered into various agreements with Exchange Health, whereby we agreed to capitalize and fund SOSRx. In connection therewith, on February 15, 2022, we issued a promissory note to SOSRx in the amount of $500,000, which was immediately assigned to Exchange Health, and agreed to make an earn out payment of up to $400,000, payable, at the Company’s discretion, in cash or common stock of the Company, based on SOSRx achieving certain revenue targets of SOSRx. Specifically, the Earn Out Payments require the Company to pay (a) $25,000 to Exchange Health if total revenue for SOSRx are over $0.7 million, and $25,000 to Exchange Health if total EBITDA is over $0.5 million, for the fiscal year ending 2022; (b) $87,500 to Exchange Health if total revenue for SOSRx is over $3.3 million, and $87,500 to Exchange Health if total EBITDA is over $2.95 million, for the fiscal year ending 2023; and (c) $87,500 to Exchange Health if total revenue for SOSRx is over $5.7 million, and $87,500 to Exchange Health if total EBITDA is over $4.9 million, for the fiscal year ending 2024, provided that certain amounts will be payable in the event at least 95% of such milestones are met, and such payments will be grossed up or down by up to 5% of such amounts, if such milestone amounts are between 95% and 105% of the required thresholds. At the Company’s option, the Earn Out Payments may be paid in cash or shares of common stock, valued at the then current trading price of the Company’s common stock. If one year’s milestones are not achieved, no earnout will be payable for that year and those earn out payments will not be eligible to be earned in any other year.

We may not be able to pay amounts due under the Promissory Note on a timely basis and may default under our obligations thereunder, which could have a material adverse effect on our relationship with Exchange Health, our operations, financial condition, or the value of our securities. Additionally, in the event the Earn Out Payments are due, it could have a material adverse effect on our liquidity, the funds we have available for future expansion, and our results of operations.

Our obligations under our informal monthly credit arrangement with one of our suppliers are secured by a first priority security interest in substantially all of our assets.

On March 1, 2022, we entered into an informal understanding with Masters Drug Company, Inc. and its affiliated companies (“Masters”), which is owned by McKesson Pharmaceutical (“McKesson”), under which Masters agreed to extend up to $500,000 of monthly credit to the Company in connection with monthly pharmaceutical purchases from Masters (the “Monthly Credit”). The Company also entered into a Guaranty in favor of McKesson to guaranty the payment of the Monthly Credit, which includes customary terms, rights of McKesson and requirements for the guarantors to pay the costs and expenses of McKesson in enforcing the Guaranty. The Monthly Credit is paid to McKesson each month automatically, via an ACH debit from the Company’s bank account. Pursuant to Master’s terms and conditions, and in order to secure the payment of the Monthly Credit, we provided Masters a security interest in all of our right, title and interest in and to our personal property, whether now owned or after acquired, including, without limitation, all accounts, cash, chattel paper, deposit accounts, documents, equipment, general intangibles, goods, health care insurance receivables, instruments, inventory, investment property, letter-of-credit rights and promissory notes, together with all attachments, replacements, substitutions, additions and accessions, and all proceeds and products thereof and all books and records relating to any of the foregoing (collectively, the “Collateral”) and authorized Masters to file security interests securing the same. Past due amounts will accrue interest at the highest rate permitted by law. Masters has the right to change a payment term (including imposing cash payment upon delivery), to limit total credit and/or to suspend the provision of products or services to the Company if Masters concludes that there has been a material change to the Company’s financial condition or payment performance or the Company has ceased or is likely to cease to meet Masters’ credit requirements.

As such, Masters may enforce its security interests over our assets which secure the payment of such Monthly Credit, take control of our assets, force us to seek bankruptcy protection, or force us to curtail or abandon our current business plans and operations. If that were to happen, any investment in the Company could become worthless.

We have started a process to explore strategic alternatives for the Company’s Bonum Health, LLC subsidiary

In April 2022, the Board of Directors authorized the Company’s Chief Executive Officer to explore strategic alternatives for the Company’s Bonum Health, LLC subsidiary. As part of this process, the Board will consider a wide range of options for Bonum Health, LLC including, among other things, a potential sale, spin-off, fund raising, combination or other strategic transaction, which may also include the winding down of such entity. The outcome of this process may result in the liquidation of the Bonum Health assets for significantly less than we paid for them, the write-off of prior expenses incurred in connection with the development of such assets or such assets, and may have a material adverse effect on our results of operations and liquidity. Notwithstanding the above, the Board of Directors will seek to maximize the value of such assets and operations to the extent possible.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended March 31, 2022, and from the period from April 1, 2022, to the filing date of this report, which have not previously been disclosed in a prior Current Report on Form 8-K, except as described below.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the respective periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1, 2022- January 31, 2022	—	$—	—	$100,000
February 1, 2022- February 28, 2022	—	$—	—	$100,000
March 1, 2022- March 31, 2022	—	—	—	$100,000
Total	—	$—	—	$100,000

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

On December 10, 2021, the Board of Directors authorized and approved the resumption of the Company’s prior share repurchase program (as modified), as discussed above. The share repurchase program as approved by the Board of Directors on December 10, 2021, modified the prior repurchase program to allow for the repurchase of up to 100,000 of the currently outstanding shares of the Company’s common stock. There is no time frame for the repurchase program, and such program will remain in place until a maximum of 100,000 shares of the Company’s common stock have been repurchased or until such program is discontinued by the Board of Directors.

To date, no shares of common stock have been repurchased by the Company.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1#	Limited Liability Company Agreement of SOSRx LLC effective February 15, 2022	8-K	001-39199	3.1	2/16/2022
3.2	Amendment to Amended and Restated Bylaws effective March 24, 2022	8-K	001-39199	3.1	3/28/2022
10.1	Non Recourse Promissory Note in the amount of $500,000, dated February 15, 2022, by TRxADE HEALTH, INC. in favor of Exchange Health, LLC	8-K	001-39199	10.1	2/16/2022
10.2#	Distribution Services Agreement dated February 15, 2022, by and between SOSRx LLC and Integra Pharma Solutions LLC	8-K	001-39199	10.2	2/16/2022
10.3#	Member Asset Contribution Agreement dated February 15, 2022, between Exchange Health, LLC and SOSRx LLC	8-K	001-39199	10.3	2/16/2022
10.4	Guaranty dated March 1, 2022, by TRxADE HEALTH, INC. in favor of McKesson Corporation	8-K/A	001-39199	10.1	3/11/2022
10.5£	Masters Drug Company, Inc. and its Affiliated Companies Terms and Conditions dated March 1, 2022, provided by Integra Pharma Solutions, LLC	8-K	001-39199	10.2	3/4/2022
10.6	Offer Letter dated February 3, 2022, between Trxade, Inc. and Janet Huffman	8-K	001-39199	10.1	4/1/2022
10.7	Form of Non-Competition and Confidentiality Agreement (Trxade, Inc.)	8-K	001-39199	10.2	4/1/2022
10.8	Form of Mutual Nondisclosure Agreement (Trxade, Inc.)	8-K	001-39199	10.3	4/1/2022
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Trxade Health, Inc.

By:	/s/ Suren Ajjarapu
Suren Ajjarapu
Chief Executive Officer (Principal Executive Officer)

Date: May 9, 2022

By:	/s/ Janet Huffman
Janet Huffman
Chief Financial Officer (Principal Accounting/Financial Officer)

Date: May 9, 2022

