Form 10-Q
period 2022-06-30
TRxADE HEALTH, INC
filed 2022-07-25
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2022

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

There were 8,181,041 shares the registrant’s common stock outstanding on July 22, 2022 and no shares of preferred stock outstanding.

TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended June 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including this “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. These factors include, but are not limited to:

●	Risks of our operations not being profitable;
●	Claims relating to alleged violations of intellectual property rights of others;
●	Technical problems with our websites;
●	Risks relating to implementing our acquisition strategies;
●	Our ability to manage our growth;
●	Negative effects on our operations associated with the opioid pain medication health crisis;
●	Regulatory and licensing requirement risks;
●	Risks related to changes in the U.S. healthcare environment;
●	The status of our information systems, facilities and distribution networks;
●	Risks associated with the operations of our more established competitors;
●	Regulatory changes;
●	Healthcare fraud;
●	The continued effects of COVID-19, governmental responses thereto, economic downturns and possible recessions caused thereby;
●	Inflation, rising interest rates, governmental responses thereto and possible recessions caused thereby;
●	Changes in laws or regulations relating to our operations;
●	Privacy laws;
●	System errors;
●	Dependence on current management;
●	Our growth strategy; and
●	Other risks disclosed below under, and incorporated by reference in, “Risk Factors”.

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	We have in the past been adversely affected by COVID-19 and may continue to be adversely affected by COVID-19 and/or governmental responses thereto, as well as supply chain issues relating thereto;
●	We are currently unprofitable, have generated net losses, and we may incur losses in the future;
●	We may need additional financing in the future, which may not be available on favorable terms, if at all;
●	We may not be able to manage our future growth;
●	Many of our competitors are better established and have resources significantly greater than ours;
●	We face risks associated with our operations within the pharmaceutical distribution market;
●	We are dependent on our current management;
●	We rely on third party contracts, which may not be renewed or may be terminated;
●	We are currently facing and may in the future face difficulties in sourcing products and inventory due to a variety of causes;
●	We have in the past, and may in the future, not be able to sell our inventory, at or above the price we acquired such inventory for, have in the past, and may in the future, be forced to write-down inventory and certain of our other assets which may have a material adverse effect on our balance sheet;
●	We have in the past, and may in the future, not receive products or receive refunds for deposited amounts and have experienced losses in connection with such deposits;
●	We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate;
●	Our business and operations depend on the proper functioning of information systems, critical facilities and distribution networks and a disruption, cyber-attack, failure or destruction of such networks, systems, or technologies may disrupt our business or result in liability;
●	There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences;
●	We face risks associated with our business in the telehealth market, including risks associated with legal challenges, relationships with third parties and affiliated professionals, our network of qualified providers, competition for services; new technologies, failure to develop widespread brand awareness and regulatory risks from the Office of Inspector General, U.S. Department of Health and Human Services (OIG) and the United States Department of Justice (DOJ) around the practice of telehealth and expiring COVID-19 waivers;
●	Our certificate of incorporation limits the liability of our officers and directors and provides for indemnification rights, mandatory forum selection provisions and limits the ability of stockholders to call special meetings of stockholders;
●	We incur significant costs to ensure compliance with U.S. and NASDAQ Capital Market reporting and corporate governance requirements;
●	We are not currently in compliance with NASDAQ’s continued listing requirements and may not be able to maintain the listing of our common stock on the NASDAQ Capital Market;
●	Regulatory changes that affect our distribution channels could harm our business;
●	Healthcare fraud laws are often vague and uncertain, exposing us to potential liability;
●	New and expanded laws or regulations could have a material adverse effect on our business operations, cash flows or future prospects;
●	The public health crisis involving the abuse of prescription opioid pain medication could have a material negative effect on our business;
●	Consolidation in the U.S. healthcare industry may negatively impact our results of operations;
●	We have identified material weaknesses in our internal control over financial reporting and controls and procedures;
●	There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our comment stock may continue to be volatile;
●	Stockholders may experience dilution to future equity sales, the exercise or conversion of outstanding convertible securities or future transactions;
●	Our results of operations are subject to rising inflation, rising interest rates, governmental responses thereto and possible recessions caused thereby;
●	Our Chief Executive Officer and President are our two largest stockholders and, as a result, they can exert control over us and have actual or potential interests that may differ from yours;
●	Risks associated with the JOBS Act and our status as an emerging growth company;
●	Risks associated with future acquisitions, including unknown liabilities and difficulty integrating such acquisitions;
●	Cyber security attacks and website problems;
●	There is a substantial doubt regarding our ability to continue as a going concern;
●	We may see a plateau in our Tele-Vet services offering due to a lack of providers as we are not marketing the service;
●	There may be changes in state law concerning the definition of “Tele-Vet” services which may hinder our ability to provide services without an in-person visit to establish care. This is known as establishing a veterinarian-client-patient relationship (VCPR);
●	Claims, litigation, government investigations, and other proceedings that may adversely affect our business and results of operations; and
●	Other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K and set forth below under “Risk Factors”.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRxADE HEALTH, INC.

Consolidated Balance Sheets

June 30, 2022, and December 31, 2021

(unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$962,227	$3,122,578
Accounts Receivable, net	1,019,068	978,973
Inventory	127,139	56,279
Inventory Deposits	875,321	-
Prepaid Assets	363,623	216,414
Total Current Assets	3,347,378	4,374,244

Property Plant and Equipment, Net	70,857	98,751
Intangible Asset and Capitalized Software, net	1,057,972	-
Deposits	49,031	60,136
Right of use Leased Assets	1,147,222	1,233,033

Total Assets	$5,672,460	$5,766,164

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts Payable	1,195,192	477,028
Accrued Liabilities	437,285	270,437
Other Current Liabilities	14,199	-
Contingent Funding Liabilities	550,000	-
Current Portion Lease Liabilities	183,066	178,561
Notes Payable— Related Party	166,667	-
Total Current Liabilities	2,546,409	926,026

Long Term Liabilities
Other Long-Term Liabilities — Leases	988,185	1,069,965
Notes Payable	333,333	-

Total Liabilities	3,867,927	1,995,991

Stockholders’ Equity
Series A Preferred Stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding, as of June 30, 2022 and December 31, 2021.	-	-
Common Stock, $0.00001 par value; 100,000,000 shares authorized; 8,181,041 and 8,166,457 shares issued and outstanding, as of June 30, 2022 and December 31, 2021, respectively	82	82
Additional Paid-in Capital	20,112,485	20,017,528
Accumulated Deficit	(18,291,347)	(16,247,437)
Total	1,821,220	3,770,173
Non-Controlling Interest in Subsidiary	(16,687)	-
Total Stockholders’ Equity	1,804,533	3,770,173

Total Liabilities and Stockholders’ Equity	$5,672,460	$5,766,164

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2022, and 2021

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Revenues	$3,278,729	$1,898,254	$6,519,001	$4,951,489

Cost of Sales	2,107,815	1,056,863	4,012,384	2,726,787
Gross Profit	1,170,914	841,391	2,506,617	2,224,702

Operating Expenses
Loss on Inventory Investment	-	1,225,141	-	1,225,141
Wage and Salary Expense	1,178,124	922,787	2,248,082	1,862,421
Professional Fees	111,057	286,987	212,066	551,806
Accounting and Legal Expense	139,858	203,712	376,079	363,759
Technology Expense	298,062	124,583	543,847	339,473
General and Administrative	546,919	647,769	1,198,221	1,095,945
	2,274,020	3,410,979	4,578,295	5,438,545

Operating Loss	(1,103,106)	(2,569,588)	(2,071,678)	(3,213,843)
Gain on Disposal of Asset	-	-	4,100	-
Interest Expense	(9,155)	(8,688)	(10,519)	(15,952)

Net Loss	$(1,112,261)	$(2,578,276)	$(2,078,097)	$(3,229,795)

Net loss attributable to TRxADE Health, Inc.	(1,083,763)	(2,578,276)	(2,043,910)	(3,229,795)
Net loss attributable to non-controlling interests	(28,498)	-	(34,187)	-

Net Loss per Common Share — Basic and Diluted	$(0.13)	(0.32)	$(0.25)	$(0.40)

Weighted average Common Shares Outstanding - Basic and Diluted	8,181,041	8,122,206	8,179,591	8,107,864

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2022, and 2021

(unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling Interest in	Total Stockholders’
	Shares	$ Amount	Shares	$ Amount	Capital	Deficit	Subsidiaries	Equity

Balance at December 31, 2020	-	$-	8,093,199	$81	$19,610,631	$(10,931,554)	$-	8,679,158
Common Stock Issued for Services		-	-	-	98,247	-	-	98,247
Options Expense		-	-	-	75,738	-	-	75,738
Net Loss						(651,519)	-	(651,519)
Balance at March 31, 2021	-	-	8,093,199	$81	$19,784,616	$(11,583,073)	$-	$8,201,624
Common Stock Issued for Services	-	-	37,905	-	100,416	-	-	100,416
Options Exercised for Cash	-	-	30,353	-	1,821	-	-	1,821
Options Expense	-	-	-	-	61,392	-	-	61,392
Net Loss	-	-	-	-		(2,578,276)	-	(2,578,276)
Balance at June 30, 2021	-	$-	8,161,457	$81	$19,948,245	$(14,161,349)	$-	$5,786,977

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling Interest in	Total Stockholders’
	Shares	$ Amount	Shares	$ Amount	Capital	Deficit	Subsidiaries	Equity
Balance at December 31, 2021	-	$-	8,166,457	$82	$20,017,528	$(16,247,437)	$-	$3,770,173
Capital Contributions		-	-	-	-	-	792,500	792,500
Capital Distributions							(775,000)	(775,000)
Common Stock Issued for Services		-	-	-	32,083	-	-	32,083
Warrants Exercised for Cash		-	14,584	-	875	-	-	875
Options Expense		-	-	-	32,783	-	-	32,783
Net Loss		-	-	-	-	(960,147)	(5,689)	(965,836)
Balance at March 31, 2022	-	$-	8,181,041	$82	$20,083,269	$(17,207,584)	$11,811	$2,887,578
Common Stock Issued for Services		-	-	-	12,222	-	-	12,222
Warrants Exercised for Cash		-	-	-	-	-		-
Options Expense		-	-	-	16,994	-	-	16,994
Net Loss		-	-	-	-	(1,083,763)	(28,498)	(1,112,261)
Balance at June 30, 2022	-	$-	8,181,041	$82	$20,112,485	$(18,291,347)	$(16,687)	$1,804,533

The accompanying notes are an integral part of the unaudited consolidated financial statements

TRxADE HEALTH, INC.

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022, and 2021

(unaudited)

	2022	2021
Operating Activities:
Net Loss	$(2,078,097)	$(3,229,795)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Depreciation Expense	8,994	3,500
Options Expense	49,777	137,130
Common Stock Issued for Services	44,305	198,663
Bad Debt recovery	(98,841)	(10,000)
Loss on Inventory Investments	-	1,225,141
Gain on sale of asset	(4,100)	-
Amortization of Right of Use Assets	85,811	64,150
Amortization of Intangible Assets	14,700	-
Changes in Operating assets and liabilities:
Accounts Receivable, net	58,746	(688,994)
Prepaid Assets and Deposits	84,250	(221,782)
Inventory	(70,860)	1,118,637
Inventory Deposits	(875,321)	-
Other Receivables	-	6,425
Lease Liability	(77,275)	(63,829)
Accounts Payable	718,164	(88,455)
Accrued Liabilities	(53,506)	157,793
Current liabilities	14,199	(10,000)
Net Cash Used in Operating activities	(2,179,054)	(1,401,416)

Investing Activities:
Sale of Fixed Assets	23,000	-
Investment in Capitalized Software	(280,172)	-
Net Cash Used in Investing activities	(257,172)	-

Financing Activities:
Distributions to Non-Controlling Interest	(275,000)	-
Proceeds from Sale of Future Revenue	550,000	-
Proceeds from Exercise of Warrants	875	1,821
Net Cash Provided by financing activities	275,875	1,821

Net decrease in cash	(2,160,351)	(1,399,595)
Cash at beginning of the Period	3,122,578	5,919,578
Cash at End of the Period	$962,227	$4,519,983

Supplemental Cash Flow Information
Cash Paid for Interest	$3,328	$4,702
Cash Paid for Income Taxes	$-	$-
Non-Cash Transactions
Insurance Premium Financed	$220,354	$-
Note Issued as SOSRx Contribution	$500,000	$-
Intangible Asset Contribution from non-controlling interest	$792,500	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

TRxADE HEALTH, INC. (“we”, “our”, “Trxade”, and the “Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, Alliance Pharma Solutions, LLC, and Bonum Health, LLC. The merger of Trxade, Inc. and Trxade Group, Inc. occurred in May 2013. Community Specialty Pharmacy was acquired in October 2018. SOSRx was created in February 2022 between Exchange Health and Trxade Health. From January 2021 to December 2021 (from when it was dissolved), the Company also owned 100% of MedChecks, LLC.

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

Alliance Pharma Solutions, LLC (d.b.a. DelivMeds) invested in SyncHealth MSO, LLC, a managed services organization, in January 2019, which investment was divested in February 2020. DelivMeds is currently being rebranded and the consumer-based app is still being developed. To date, we have not generated any revenue from this product.

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

Accounts Receivable – The Company’s receivables are from customers and are typically collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2022, and 2021, bad debt recovery was $(98,841), and $(10,000) respectively.

The Company had an Account Receivable with a single customer, GSG PPE, LLC (“GSG”), for the amount of $630,000 which was past due. The Company had obtained a Note Receivable which was due on September 30, 2021 and remained unpaid. The Company believes the amount may not be collectible without legal actions, and therefore, recorded bad debt expense. The note was not paid pursuant to its terms and the Company has filed suit to collect on the note and the personal guaranty securing the note. The Company settled the lawsuit in June of 2022 (See “NOTE 8 – CONTINGENCIES”, below).

Income (loss) Per Common Share – Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of June 30, 2022, we had 26,924 outstanding warrants to purchase common stock and 408,317 options to purchase common stock. These securities were excluded from the EPS calculation because the effect would have been anti-dilutive in accordance with ASC 260-10-50-1.

The following table sets forth the computation of basic and diluted Loss per Share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net Loss	$(1,112,261)	$(2,578,276)	$(2,078,097)	$(3,229,795)

Numerator for basic and diluted EPS - income available to common Stockholders	$(1,083,763)	$(2,578,276)	$(2,043,910)	$(3,229,795)

Denominator:
Denominator for basic and diluted EPS – Weighted average shares	8,181,041	8,122,206	8,179,591	8,107,864
Basic and diluted loss per common share	$(0.13)	$(0.32)	$(0.25)	$(0.40)

NOTE 2 – GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued. In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update, or ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As of June 30, 2022 the Company had an accumulated deficit of $18.3 million. We have limited financial resources, as of June 2022 we had working capital of $0.8 million and a cash balance of $1 million. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3– RELATED PARTY TRANSACTIONS

On February 15, 2022, the Company entered into a relationship with Exchange Health, LLC, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals (“Exchange Health”). In connection therewith, SOSRx LLC (“SOSRx”), was formed in February 2022, which is owned 51% by the Company and 49% by Exchange Health. On February 15, 2022, the Company contributed cash to SOSRx in the amount of $325,000, issued a promissory note to SOSRx in the amount of $500,000, which was immediately assigned to Exchange Health (the “Promissory Note”), and agreed to make an earn out payment of up to $400,000, payable, at the Company’s discretion, in cash or common stock of the Company, based on SOSRx achieving certain revenue targets of SOSRx (the “Earn Out Payments”); and entered into a Distribution Services Agreement with SOSRx (the “Distribution Agreement”). As of June 30, 2022 the Company reviewed the revenues of SOSRx and determined that the likelihood of SOSRx hitting the revenue to receive “Earn Out Payments” was not achievable at this point and no liability related to the earn out payment would be needed. Exchange Health contributed $792,000 in software and contracts which was recorded as an intangible asset on the balance sheet of SOSRx. The intangible asset was determined to have a definite life and is being amortized over a 15-year period. The amortization expense for the six months ended June 30, 2022 was $14,700.

At June 30, 2022, total related party debt was $500,000, which represented the Promissory Note. At December 31, 2021, total related party debt was $0. The Promissory Note, which represents amounts currently due to Exchange Health, bears interest at the rate of the prime rate, plus 2% per annum (currently 6.75% per annum ), with (i) one-third of the principal ($166,666.67) and interest payable after one year (on February 15, 2023) and (ii) the remaining two-thirds of principal payable quarterly over the next two years in eight equal installments of $41,666.67, together with any unpaid accrued interest thereupon, at the end of every full fiscal quarter, beginning, June 20, 2023. The Promissory Note may be prepaid by the Company, at its discretion, in whole or in part at any time, without premium or penalty.

NOTE 4 – CONTINGENT FUNDING LIABILITIES

On June 27, 2022, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third-party agreed to fund the Company $550,000 to purchase $792,000 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of TRxADE. The Company also paid $27,500 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party to file UCCs securing their interest in the receivables and includes customary events of default.

The Company’s relationship with the funding source meets the criteria in ASC 470-10-25 – Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from a funding source in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent or contractual right for a defined period. Under this guidance, the Company recognized the fair value of its contingent obligation to the funding source, as of the acquisition date, as a current liability in its consolidated balance sheet.

Under ASC 470, amounts recorded as debt are amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining period. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of June 30, 2022 the total contingent funding liability was $550,000, and the effective interest rate was approximately 36%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the funding source will decrease the contingent funding liability balance accordingly.

NOTE 5 – STOCKHOLDERS’ EQUITY

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

In connection with and pursuant to the independent director compensation policy previously adopted by the Board of Directors, on April 15, 2021, the then three independent members of the Board of Directors (Mr. Donald G. Fell, Dr. Pamela Tenaerts, and Mr. Michael L. Peterson), were each awarded 10,721 shares of restricted stock, valued at $55,000 ($5.13 per share) based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant, April 1, 2021, which vest at the rate of ¼th of such shares on July 1 and October 1, 2021 and January 1 and April 1, 2022, subject to such persons continuing to provide services to the Company on such dates, subject to the terms of the Plan and the Restricted Stock Grant Agreements entered into as evidence of such awards. The shares have a fair value of $165,000 and the Company recognized stock-based compensation expense of $13,750 and $41,250 for the six months ended June 30, 2022 and 2021, respectively. Common stock shares totaling 16,082 were cancelled on May 27, 2021, when the director services of Mr. Peterson and Dr. Tenaerts were terminated.

The Board of Directors of the Company, on May 27, 2021, confirmed the vesting of 2,680 shares of common stock previously issued to each of Michael L. Peterson and Dr. Pamela Tenaerts on July 1, 2021, which were subject to forfeiture subject to such persons continued service on the Board of Directors prior to the vesting date.

In connection with and pursuant to the independent director compensation policy previously adopted by the Board of Directors, on May 27, 2021, the Board of Directors awarded Charles L. Pope, and Christine L. Jennings, each independent members of the Board of Directors appointed to the Board of Directors on May 27, 2021, 10,912 shares of restricted stock each, valued at $41,250 each ($3.78 per share) based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant, May 27, 2021, which vest at the rate of 1/3rd of such shares on October 1, 2021 and January 1 and April 1, 2022, subject to such persons continuing to provide services to the Company on such dates. The Company recognized stock-based compensation expense of $18,333 and $9,167 for the six months ended June 30, 2022 and 2021, respectively.

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

Stock Repurchase Program

On May 27, 2021, the Board of Directors of the Company authorized and approved a share repurchase program for up to $1.0 million of the currently outstanding shares of the Company’s common stock. There was no time frame or expiration date for the repurchase program, and such program was to remain in place until a maximum of $1.0 million of the Company’s common stock had been repurchased or until such program was suspended or discontinued by the Board of Directors.

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

NOTE 6 – WARRANTS

For the six-month period ended June 30, 2022, no warrants were granted, and 3,027 expired. For the six month period ended June 30, 2022, warrants to purchase 14,584 shares of common stock were exercised, resulting in proceeds of $875. The Company delivered 14,584 shares of common stock.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant.

There was no compensation cost related to the warrants for the six months ended June 30, 2022 and 2021, respectively.

The Company’s outstanding and exercisable warrants as of June 30, 2022, are presented below:

Warrants	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Warrants Outstanding as of December 31, 2021	44,535	$0.32	0.95	$208,078
Warrants granted	-	-	-	-
Warrants forfeited, expired, cancelled	(3,027)	3.90	-	-
Warrants exercised	(14,584)	0.06	-	-
Warrants Outstanding as of June 30, 2022	26,924	$0.06	1.01	$39,578
Warrants Exercisable as of June 30, 2022	26,924	$0.06	1.01	$39,578

NOTE 7 – OPTIONS

The Company maintains stock option plans under which certain employees are awarded option grants based on a combination of performance and tenure. The stock option plans provide for the grant of up to 2,333,333 shares, and the Company’s Second Amended and Restated 2019 Equity Incentive Plan provides for automatic increases in the number of shares available under such plan (currently 2,000,000 shares) on April 1st of each calendar year, beginning in 2021 and ending in 2029 (each a “Date of Determination”), in each case subject to the approval and determination of the administrator of the plan (the Board of Directors or Compensation Committee) on or prior to the applicable Date of Determination, equal to the lesser of (A) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the administrator. The administrator did not approve an increase in the number of shares covered under the plan as of April 1, 2022 or 2021.

For the six month period ended June 30, 2022, no options to purchase shares were granted, 2,647 were forfeited, and none expired. For the six month period ended June 30, 2022, no options to purchase shares of common stock were exercised.

Total compensation cost related to stock options granted was $51,875 and $137,130 for the six months ended June 30, 2022, and 2021, respectively.

The following table represents stock option activity for the six month period ended June 30, 2022:

Options	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2021	410,964	$4.78	4.67	$368,417
Options Exercisable as of December 31, 2021	302,191	$4.88	4.38	$257,186
Options granted	-	$-	-	-
Options forfeited	(2,647)	$5.02	3.80	-
Options expired	-	$-	-	-

Options Exercised	-	$-	-	-

Options Outstanding as of June 30, 2022	408,317	$4.78	4.18	$-
Options Exercisable as of June 30, 2022	341,575	$4.84	3.98	$0

NOTE 8 – CONTINGENCIES

In July 2020, the Company’s wholly-owned subsidiary, Integra Pharma Solutions, LLC (“Integra”), entered into an agreement with Studebaker Defense Group, LLC (“Studebaker”) wherein Integra would pay Studebaker a down payment of $500,000 and Studebaker would deliver 180,000 boxes of nitrile gloves by August 14, 2020. Integra wired the $500,000 to Studebaker, but to date, Studebaker has not delivered the gloves or provided a refund of the deposit. In December 2020, we filed a complaint against Studebaker in Florida state court, Case No. 20-CA-010118 in the Circuit Court for the Thirteenth Judicial Circuit in Hillsborough County, for among other things, breach of contract. Studebaker did not answer the complaint, nor did counsel for Studebaker file an appearance. Accordingly, in February 2021, the Company filed for a default judgment; however, on March 22, 2021, counsel for Studebaker filed an appearance and shortly thereafter filed a motion to vacate the default judgment and dismiss the complaint on jurisdictional grounds. The court granted Studebaker’s motion to set aside the default judgment but denied the motion to dismiss. Studebaker then filed an answer and affirmative defenses, and we filed a motion to strike their affirmative defenses. The court has not yet ruled, but the discovery phase of the litigation has commenced; the next step in the litigation after the pre-trial motions are resolved will be a motion for summary judgment. The Company believes it will prevail on the merits but cannot determine the timing of the judgment or the amount ultimately collected. At June 30, 2021, the $500,000 was recorded as Loss on Inventory Investment.

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

On November 19, 2021, Integra filed a complaint against GSG PPE, LLC (“GSG”) and Gary Waxman (“Waxman”), the owner, alleging three counts of breach of contract for a purchase agreement, a promissory note, and a personal guaranty. Collectively, the company alleges that GSG and Waxman have materially breached all three contracts. In late 2020, GSG and Integra executed a valid initial contract setting the terms of a business transaction. GSG failed to pay Integra approximately 75% of the amount owed to Integra. GSG acknowledged it owed the money and executed a promissory note in favor of Integra in the amount of $630,000 which matured on September 30, 2021. The note provides for attorney fees and interest in addition to the $630,000. Waxman’s personal guaranty confirmed that GSG owed Integra $630,000. On September 30, 2021, the $630,000 was recorded as Bad Debt Expense. A settlement was entered into between the parties in June 2022, whereby GSG and Waxman agreed to pay $743,000 which included attorney fees and interest, which is required to be paid to the Company in monthly installments over 17 months. In June 2022, the Company received a $100,000 payment from GSG and recorded a credit to Bad Debt Expense. Future payments will also be recorded as a credit to Bad Debt Expense, less applicable interest and recovered legal fees.

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

NOTE 9 – LEASES

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

The Company entered into a new corporate office lease (Lease 1) on January 1, 2022. The Company determined that entering into a new lease required remeasurement of the lease liability resulting in the increase of the right-of-use asset and the associated lease liability by $977,220. The new lease is still classified as an operating lease. The Company also has an operating lease for copiers in the corporate office that is not included in the table below. The initial lease liability was $15,000 and the current and long-term lease amounts are included in the respective liability accounts.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of June 30, 2022.

Amounts due within twelve months of June 30, 2022
2022	$289,395
2023	298,085
2024	307,027
2025	316,238
2026	188,913
Thereafter	77,214
Total minimum lease payments	1,476,872
Less: effect of discounting	(320,274)
Present value of future minimum lease payments	1,156,598
Less: current obligations under leases	183,066
Long-term lease obligations	$974,783

The difference to the balance sheet above is due to the remaining lease payments of the operating lease not included in the amount of $13,402 as of June 30, 2022.

For the six months ended June 30, 2022, and 2021, amortization of Right of Use Assets was $85,811 and $64,150, respectively.

For the six months ended June 30, 2022, and 2021, amortization of Lease Liability was $77,275 and $63,829, respectively.

NOTE 10 – SEGMENT REPORTING

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

The Company classifies its business interests into reportable segments which are:

●	Trxade, Inc. - Web based pharmaceutical marketplace platform – business-to-business (B2B) sales;
●	CSP - Community Specialty Pharmacy, LLC – Licensed retail pharmacy – business-to-consumer (B2C) sales;
●	Integra - Integra Pharma Solutions, LLC - Licensed wholesaler of brand, generic and non-drug products – B2B sales; and
●	Unallocated Other – corporate overhead expense, Alliance Pharma Solutions, LLC and Bonum Health, LLC.

Six Months Ended June 30, 2022	Trxade, Inc.	CSP	Integra	Unallocated	Total
Revenue	$2,664,237	$563,943	$3,241,965	$48,856	$6,519,001
Gross Profit	$2,664,237	$(140,582)	$(65,894)	$48,856	$2,506,617
Segment Assets	$1,849,455	$225,687	$934,065	$2,663,253	$5,672,460
Segment Profit/Loss	$797,315	$(285,938)	$(472,483)	$(2,116,991)	$(2,078,097)
Cost of Sales	$-	$(704,525)	$(3,307,859)	$-	$(4,012,384)

Six Months Ended June 30, 2021	Trxade, Inc.	CSP	Integra	Unallocated	Total
Revenue	$2,387,360	$832,243	$1,715,466	$16,420	$4,951,489
Gross Profit	$2,387,048	$94,033	$(272,461)	$16,082	$2,224,702
Segment Assets	$1,587,888	$(417,731)	$1,301,196	$4,424,677	$6,896,030
Segment Profit/Loss	$980,563	$(47,901)	$(1,656,786)	$(2,505,671)	$(3,229,795)
Cost of Sales	$(312)	$(738,210)	$(1,987,927)	$(338)	$(2,726,787)

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Recent Events. Summary of material transactions occurring during the three and six months ended June 30, 2022.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2022, and 2021.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

The Company changed its name on June 1, 2021, from “Trxade Group, Inc” to “TRxADE HEALTH, INC.” Our services provide pricing transparency, purchasing capabilities and other value-added services on a single platform focused on serving the nation’s approximately 19,397 independent pharmacies with annual purchasing power of $67.1 billion (according to the National Community of Pharmacists Association’s 2021 Digest). Our national wholesale supply partners are able to fulfill orders on our platform in real-time and provide pharmacies with cost-saving payment terms and next-day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). We have expanded significantly since 2015 and now have around 13,800+ registered members on our sales platform.

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

As of June 30, 2022, the TRxADE platform increased its registered users by 1,054 or 8% compared to the prior period in 2021. For the quarter ended June 30, 2022, new registrations were 319 compared to 195 for the prior period in 2021. As of June 30, 2022, total registered users increased to 13,816 from 12,762 from the prior period in 2021.

The table below summarizes the key metrics that management evaluated in relation to the activity on the Trxade platform for the three month period ended June 30, 2022 compared to the same period in 2021:

Processed Sales Volume	21%
Total Revenue	11%
Registered Users	8%
Unique Products listed	40%

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

For the three months ended June 30, 2022, Trxade Prime processed sales increased over 1.4 million or 435% from the three months ended June 30, 2021, and unique buyers increased by 135% compared to the same period for the three months ended June 30, 2021. These increases are a result of strong marketing and advertising campaigns designed to draw new potential buyers to the Trxade Prime platform.

The table below summarizes the key metrics that management evaluated in relation to the activity on the Trxade Prime platform for the three-month period ended June 30, 2022 as compared to the same period in 2021:

Unique Buyers	135%
Orders	330%
Total Units Sold	713%
Processed Sales	435%

Community Specialty Pharmacy, LLC

Community Specialty Pharmacy, LLC (“CSP”) is a licensed retail pharmacy. CSP was founded in 2010 with a goal of providing customer care at a level above and beyond anything the market had experienced before. CSP has carved a niche in the competitive independent pharmacy industry with its patient-driven approach.

Alliance Pharma Solutions, LLC

Alliance Pharma Solutions, LLC, a.k.a. DelivMeds, (“DelivMeds”) was established in 2018 as a digital option to traditional prescription delivery. DelivMeds is currently being rebranded and the digital technology continues to be developed. DelivMeds has generated no revenue and we continue to incur significant technology expenses. We incurred approximately $285,000 of research and development expense for the 12 months ended December 31, 2021. For the six month period ended June 30, 2022, we incurred approximately $280,000 of research and development expense which was capitalized beginning January 2022 in line with GAAP guidance.

Bonum Health, LLC

Our Bonum Health, LLC (“Bonum”) operations were acquired in October of 2019. Bonum is a digital healthcare technology platform focused on making healthcare affordable, accessible and convenient through Telehealth services. Patients can use the Bonum Health mobile app or website to access board-certified medical providers, for non-emergent services. As of May 2022, Bonum also announced agreements to offer telehealth veterinary services. Additional services also available include Men’s and Women’s Health, Dermatology, Pediatrics and Ophthalmology in the comfort of their home or from anywhere. These services can be affordably accessed by the under-insured, non-insured and under-served communities seeking access to essential healthcare services. For employers, Bonum provides Telehealth solutions allowing employers to provide convenient and affordable health coverage to their employees without requiring health insurance. Our Bonum health subsidiary provides affordable access to medical professionals in the patient’s home. As discussed below, we have started a process to explore strategic alternatives for Bonum.

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

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. For example, the state of Florida, where the Company’s principal business operations are, issued a ‘stay-at-home’ order effective on April 1, 2020, which remained in place, subject to certain exceptions, through June 2020, when the order was gradually lifted until September 2020, when the order was completely lifted. The U.S. in general and Florida specifically, has recently seen decreases in total new COVID-19 infections (after sharp increases in infections in mid-to-late January 2022), as vaccines and boosters are now widely available and the number of individuals who have received vaccines has increased, and the pool of persons who do not have natural or vaccine immunity have declined; however, while it is expected that such decreases will continue, new strains of the virus may cause current vaccines to be less effective and infection numbers may increase, which may result in additional restrictions, ‘stay-at-home’ orders, increase employee turnover or sick days, or shipping delays, which could materially affect our operations.

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

The Earn Out Payments require the Company to pay (a) $25,000 to Exchange Health if total revenue for SOSRx is over $0.7 million, and $25,000 to Exchange Health if total EBITDA is over $0.5 million, for the fiscal year ending 2022; (b) $87,500 to Exchange Health if total revenue for SOSRx is over $3.3 million, and $87,500 to Exchange Health if total EBITDA is over $2.95 million, for the fiscal year ending 2023; and (c) $87,500 to Exchange Health if total revenue for SOSRx is over $5.7 million, and $87,500 to Exchange Health if total EBITDA is over $4.9 million, for the fiscal year ending 2024, provided that certain amounts will be payable in the event at least 95% of such milestones are met, and such payments will be grossed up or down by up to 5% of such amounts, if such milestone amounts are between 95% and 105% of the required thresholds. At the Company’s option, the Earn Out Payments may be paid in cash or shares of common stock, valued at the then current trading price of the Company’s common stock. If one year’s milestones are not achieved, no earnout will be payable for that year and those earn out payments will not be eligible to be earned in any other year.

Exchange Health contributed certain property, contracts and licenses to SOSRx, having an agreed value of $792,500, in exchange for its 49% membership interest in SOSRx and received a cash payment of $275,000 from SOSRx, LLC, pursuant to a Member Asset Contribution Agreement (the “Asset Contribution Agreement”), also entered into on February 15, 2022. Exchange Health also received the promissory note in the amount of $500,000 from TRxADE.

Promissory Note

The Promissory Note, which was immediately assigned to Exchange Health, and represents amounts currently due to Exchange Health, bears interest at the rate of the prime rate, plus 2% per annum (currently 6.75% per annum), with (i) one-third of the principal ($166,666.67) and interest payable after one year (on February 15, 2023) and (ii) the remaining two-thirds of principal payable quarterly over the next two years in eight equal installments of $41,666.67, together with any unpaid accrued interest thereupon, at the end of every full fiscal quarter, beginning, June 20, 2023. The Promissory Note may be prepaid by the Company, at its discretion, in whole or in part at any time, without premium or penalty.

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

Informal Monthly Credit Arrangement

On March 1, 2022, we entered into an informal understanding with Masters Drug Company, Inc. and its affiliated companies (“Masters”), which is owned by McKesson Pharmaceutical (“McKesson”), under which Masters agreed to extend up to $500,000 of monthly credit to the Company in connection with monthly pharmaceutical purchases from Masters (the “Monthly Credit”). The Company also entered into a Guaranty in favor of McKesson to guaranty the payment of the Monthly Credit, which includes customary terms, rights of McKesson and requirements for the guarantors to pay the costs and expenses of McKesson in enforcing the Guaranty. The Monthly Credit is paid to McKesson each month automatically, via an ACH debit from the Company’s bank account. Pursuant to Masters’ terms and conditions, and in order to secure the payment of the Monthly Credit, we provided Masters a security interest in all of our right, title and interest in and to our personal property, whether now owned or after acquired, including, without limitation, all accounts, cash, chattel paper, deposit accounts, documents, equipment, general intangibles, goods, health care insurance receivables, instruments, inventory, investment property, letter-of-credit rights and promissory notes, together with all attachments, replacements, substitutions, additions and accessions, and all proceeds and products thereof and all books and records relating to any of the foregoing (collectively, the “Collateral”) and authorized Masters to file security interests securing the same. Past due amounts will accrue interest at the highest rate permitted by law. Masters has the right to change a payment term (including imposing cash payment upon delivery), to limit total credit and/or to suspend the provision of products or services to the Company if Masters concludes that there has been a material change to the Company’s financial condition or payment performance or the Company has ceased or is likely to cease to meet Masters’ credit requirements.

Contingent Funding Liabilities

On June 27, 2022, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (See “NOTE 4- CONTIGENT FUNDING LIABILITIES” to the Notes to Consolidated Financial Statements included herein under “PART I. – ITEM 1. FINANCIAL STATEMENTS”),

Plans For Bonum Health Moving Forward

On April 18, 2022, the Company formed Bonum Health, Inc., a Delaware corporation. This subsidiary will serve as the parent company for Bonum Health, LLC. Also, in April 2022, the Board of Directors authorized the Chief Executive Officer to explore strategic alternatives for the Company’s Bonum Health, LLC subsidiary. As part of this process, the Board will consider a wide range of options for Bonum Health, LLC including, among other things, a potential sale, spin-off, fund raising, combination or other strategic transaction, which may also include the winding down of such entity. No final determinations regarding potential strategic alternatives for the Company’s Bonum Health, LLC subsidiary have been made to date.

Liquidity and Capital Resources

Cash

Cash was $962,227 at June 30, 2022. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	As of			Percent
	June 30, 2022	December 31, 2021	Change	Change
Cash	$962,227	$3,122,578	$(2,160,351)	(69%)
Current assets (excluding cash)	2,385,151	1,251,666	1,133,485	91%
Current liabilities (excluding short term debt – notes payable related party)	2,379,742	926,026	1,453,716	157%
Short term debt (notes payable related party)	166,667	-	166,667	100%
Working Capital	800,969	3,448,218	(2,647,249)	(77%)

Our principal sources of liquidity have historically been cash provided by operations, sales of equity, and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses, technology development, and acquisitions. We anticipate these uses will continue to be our principal sources of, and uses of, cash in the future.

The decrease in cash as of June 30, 2022, compared to December 31, 2021, was primarily due to spending for several items including:

●	Salaries and Wages expenses in Bonum Health, Trxade Prime, SOSRx and Trxade Inc.;
●	Increased travel expenses for Bonum Health;
●	Increased outsourced technology expense for software development;
●	$875,000 paid in May 2022 as prepayment to purchase inventory for CSP Pharmacy to fulfill a sales order received;
●	$225,000 paid as part of a legal settlement in February 2022 (See “NOTE 8 – CONTINGENCIES” to the Notes to Consolidated Financial Statements included herein under “PART I. – ITEM 1. FINANCIAL STATEMENTS”);
●	$275,000 paid in connection with the SOSRx, LLC formation, as discussed above under “Recent Events”; and
●	Approximately $123,000 of one-time non-recurring expenses related to a cyber incident in April 2022 that the Company expects to recover through its insurance policy.

Liquidity Outlook cash explanation

Cash Requirements

Our primary objectives for the remainder of 2022 are to continue the development of the DelivMeds technology, to take steps in an effort to increase our client base and operational revenue on our Trxade Inc. and Trxade Prime platforms, and to complete a potential strategic transaction with Bonum Health telehealth services which may include a potential sale, spin-off, fund raising, combination or other strategic transaction, and also include the winding down of such entity. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all. We may also raise additional funding in the future through the sale of equity.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses from July 2022 to June 2023	Amount
General and administrative (1)	$7,000,000
Total	$7,000,000

(1) Includes estimated wages and payroll, legal and accounting, marketing, rent and web development.

Subsequent to June 30, 2022, the Company has taken several measures to reduce operating costs including an annual reduction in salary and wages expense of approximately $500,000, and reductions in expenses related to offshore staffing expenses, and technology development costs. These reductions are included in the projected operating expenses of $7 million referenced above. The Company will continue to evaluate certain fixed overhead expenses for opportunities to make additional reductions in expenses.

Subsequent to June 30, 2022, the Company also took measures to improve gross margin performance for Trxade Prime by adjusting the algorithm that determines pricing and making improvements in regard to freight costs incurred when shipping products.

We have seen significant growth in our revenues from Trxade Prime and on our marketplace platform with Trxade, Inc. We expect to see continued revenue growth for both subsidiaries over the next 12 months.

Even with these changes, we will still require additional funding in the future to support our operations. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue using the same marketing and management strategies and continue providing a quality product with excellent customer service. As our business continues to grow, customer feedback will be integral in making small adjustments to improve our products and overall customer experience. If in the future we require additional funding, we plan to raise such funds through the sale of equity or debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the six months ended June 30, 2022, and 2021:

	Six Months Ended June 30,			Percent
	2022	2021	Change	Change
Net Loss	$(2,078,097)	$(3,229,795)	$1,151,698	36%
Net Cash Provided by (Used in):
Operating Activities	(2,179,054)	(1,401,416)	(777,638)	(55%)
Investing Activities	(257,172)	-	(257,172)	100%
Financing Activities	275,875	1,821	274,054	1,050%
Net decrease in cash	$(2,160,351)	$(1,399,595)	$(760,756)	(54%)

Cash used in operations for the six months ended June 30, 2022, was $2,179,054, compared to cash used in operations for the six months ended June 30, 2021, of $1,401,416. The increase in cash used in operations for the six months ended June 30, 2022, compared to the six months ended June 30, 2021 was mainly due to

●	$875,000 paid in May 2022 as pre-payment for pharmacy inventory ordered from the manufacturer to fulfill a sales order received;
●	Approximately $148,000 in prepaid expense related to insurance, legal and accounting expenses;
●	Approximately $386,000 of increased salary and wages expense;
●	$225,000 was paid in February 2022 as part of a legal settlement (See “NOTE 8 – CONTINGENCIES” to the Notes to Consolidated Financial Statements included herein under “PART I. - ITEM 1. FINANCIAL STATEMENTS”), and
●	We also had approximately $123,000 of one-time non-recurring expenses related to a cyber incident in April 2022 that the Company expects to recover through its insurance policy.

Cash used in investing activities for the six months ended June 30, 2022, was $257,152 and $0 for the six months ended June 30, 2021. The increase in cash used by investing activities was due to the capitalization software and development costs.

Cash provided by financing activities for the six months ended June 30, 2022, was $275,875 compared to cash provided by financing activities for the six months ended June 30, 2021, which was $1,821. The variance was mainly due to $550,000 of receivables funding received on June 27, 2022 as referenced above under “Note 4 – CONTIGENT FUNDING LIABILITIES”. In February 2022, the Company also paid $275,000 as part of the $325,000 contribution of capital in the SOSRx formation, discussed above.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended June 30, 2022, compared to Three Month Period Ended June 30, 2021

	Three Months Ended June 30,			Percentage
	2022	2021	Change	Change
Revenues	$3,278,729	$1,898,254	1,380,475	72.7%
Cost of Sales	2,107,815	1,056,863	1,050,952	99.4%

Gross Profit	1,170,914	841,391	329,523	39.2%
Operating Expenses:
Loss on Inventory Investment	-	1,225,141	(1,225,141)	(100%)
Technology, Research & Development	298,062	124,583	173,479	139.3%
Wage and Salary Expense	1,178,124	922,787	255,337	27.7%
Accounting and Legal Expense	139,858	203,712	(63,854)	(31.3%)
Professional Fees	111,057	286,987	(175,930)	(61.3%)
General and Administrative (less stock-based compensation expense)	517,703	485,961	31,742	6.5%
Warrants and Options Expense	29,216	161,808	(132,592)	(81.9%)
Total Operating Expense	2,274,020	3,410,979	(1,136,959)	(33.3%)
Interest, net	(9,155)	(8,688)	(467)	(5.4%)
Gain on disposal of asset	-	-	-	-
Loss from Operations	$(1,112,261)	$(2,578,276)	$1,466,015	(56.9%)

Net loss attributable to TRxADE Health, Inc.	(1,083,763)	$(2,578,276)	1,494,513	(58.0)%
Net loss attributable to non-controlling interests	(28,498)	-	(28,498)	100.0%

Our revenues for the three months ended June 30, 2022, were from the Trxade platform, Community Specialty Pharmacy, Integra Pharma Solutions and Bonum Health. Revenues increased by $1,380,475, compared to the same period ended June 30, 2021. Trxade Inc revenue generated from platform sales increased 10% and revenue generated by Trxade Prime increased approximately $1.4 million for the three months ended June 30, 2022 compared to the same period ended June 30, 2021. CSP had a decrease in revenue of $129,489 due to decreased sales and revenue adjustments compared to the same period ended June 30, 2021.

Cost of goods sold, and gross profit were $2,107,815 and $1,170,914 for the three month period ended June 30, 2022, respectively, and for the three-month period ended June 30, 2021, were $1,056,863 and $841,391, respectively. Gross profit as a percentage of sales was 36% for the three months ended June 30, 2022, compared to 44%   for the three months ended June 30, 2021. The decrease in gross profit is a result of increased Integra Pharma Solutions, LLC revenues and the cost of goods sold associated.

General and administrative expenses (less stock-based compensation expense) increased for the three months ended June 30, 2022, to $517,703 compared to $485,961 for the comparable period in 2021. The increase was mainly due to approximately $123,000 of one-time non-recurring expenses related to a cyber incident in April 2022 that the Company expects to recover through its insurance policy. The additional expense was offset with a $100,000 credit to bad debt expense related to the legal settlement with GSG (See “NOTE 8 – CONTINGENCIES” to the Notes to Consolidated Financial Statements included herein under “PART I. - ITEM 1. FINANCIAL STATEMENTS”).

We had interest expense of $9,155 for the three months ended June 30, 2022, compared to interest expense of $8,688 for the three months ended June 30, 2021, which increased due to accruing interest for the payment on the note due to Exchange Health in February 2023 (see discussion above under “Recent Events”).

Net loss decreased $1,466,015 to a net loss of $1,112,261 for the three months ended June 30, 2022, compared to a net loss of $2,578,276 for the three months ended June 30, 2021. This decrease is mainly due to the Loss on Inventory Investment expense of $1,225,141 recorded in the three month period ending June 2021; increased revenues for the current period mainly from Integra Pharma Solutions; decreased expenses related to warrant and options; decreased legal and accounting expenses and reduced outsourced software development expense for DelivMeds.

Six Month Period Ended June 30, 2022, compared to Six Month Period Ended June 30, 2021

	Six Months Ended June 30,			Percentage
	2022	2021	Change	Change
Revenues	$6,519,001	$4,951,489	1,567,512	31.7%
Cost of Sales	4,012,384	2,726,787	1,285,597	47.1%

Gross Profit	2,506,617	2,224,702	281,915	12.7%
Operating Expenses:
Loss on Inventory Investment	-	1,225,141	(1,225,141)	(100%)
Technology, Research & Development	543,847	339,473	204,374	60.2%
Wage and Salary Expense	2,248,082	1,862,421	385,661	20.7%
Accounting and Legal Expense	376,079	363,759	12,320	3.4%
Professional Fees	212,066	551,806	(339,740)	(61.6%)
Other General and Administrative (less stock-based compensation expense)	1,104,139	760,152	343,987	45.3%
Warrants and Options Expense	94,082	335,793	(241,711)	(72.0%)
Total Operating Expense	4,578,295	5,438,545	(860,250)	(15.8%)
Interest, net	(10,519)	(15,952)	5,433	(34.1%)
Gain on disposal of asset	4,100	-	4,100	100%
Loss from Operations	$(2,078,097)	$(3,229,795)	$1,151,698	(35.7%)

Net loss attributable to TRxADE Health, Inc.	(2,043,910)	(3,229,795)	1,185,885	(37%)
Net loss attributable to non-controlling interests	(34,187)	-	(34,187)	100.00%

Our revenues for the six months ended June 30, 2022, were from the Trxade platform, Community Specialty Pharmacy, Integra Pharma Solutions and Bonum Health. Revenues increased by $1,567,512, compared to the same period ended June 30, 2021. Trxade, Inc. revenue generated from platform sales increased 12% and revenue generated by Trxade Prime increased 89% for the six months ended June 30, 2022 compared to the same period ended June 30, 2021. CSP had a decrease in revenue of $268,300 compared to the same period ended June 30, 2021, CSP revenue decreases were due to decreased sales and revenue adjustments.

Cost of goods sold and gross profit were $4,012,384 and $2,506,617 and $2,726,787 and $2,224,702, for the six months ended June 30, 2022 and 2021, respectively. Gross profit as a percentage of sales was 38% for the six months ended June 30, 2022, compared to 45% for the six months ended June 30, 2021. The decrease in gross profit is a result of lower gross profit margin generated by Integra Pharma Solutions, LLC due to the subsidiaries associated cost of goods sold.

General and administrative expenses (less stock-based compensation expense) increased for the six months ended June 30, 2022, to $1,104,139 compared to $760,152 for the comparable period in 2021. The increase was mainly due to a $225,000 legal settlement paid in February 2022 and approximately $123,000 of one-time non-recurring expenses related to a cyber incident in April 2022 that the Company expects to recover through its insurance policy.  The additional expense was offset with a $100,000 credit to bad debt expense related to the legal settlement with GSG (See “NOTE 8 – CONTINGENCIES” to the Notes to Consolidated Financial Statements included herein under “PART I. - ITEM 1. FINANCIAL STATEMENTS”).

We had interest expense of $10,519 for the six months ended June 30, 2022, compared to interest expense of $15,952 for the six months ended June 30, 2021, which decreased due to decreases in the amount of outstanding debt we had as of the current period.

Net loss decreased $1,151,698 to a net loss of $2,078,097 for the six months ended June 30, 2022, compared to a net loss of $3,229,795 for the six months ended June 30, 2021. Improvements in net losses were mainly due to the Loss on Inventory Investment expense of $1,225,141 recorded in the six-month period ending June 2021 which significantly impacted the net losses for this period. For the comparable six-month period ended June 30, 2022 the company had approximately $1.6 million in increased revenue from Trxade, Inc and Trxade Prime, offset by decreased warrant and options expense and decreased software development expense for DelivMeds.

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

Once products from a manufacturer have been entered into SoSRx’s platform, a bid cycle begins. Each bid cycle is 3 days. Each buyer (wholesaler, distributor or chain) will have 3 options. The options are buy now, bid, or pass. In the buy now option the manufacturer has an established price in which they would sell the product. The bid option allows the buyers to put in a price if they value the product and at the end of the bid cycle the manufacturer has several options. The manufacturer can accept the highest bidder if the buyer has met the minimum bid requirement, counter if the bid is below the minimum bid requirement or begin a negotiation to an agreed upon price or accepted bid, regardless of minimum bid requirement. The fourth option is to decline.

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

Bonum, LLC is a telehealth company that provides services to its subscribers. We derive our revenues from subscription-based services through our mobile application on a business-to-business or business-to-customer models. Business-to-business – Organizations contract with Bonum to provide tele-health services to their members on a per-member basis. Organizations are invoiced by Bonum, and revenue is recognized as services are provided each month. Bonum also generates revenues through business-to-customer relationships, where customers can download and subscribe to the Bonum mobile application on their digital device. Subscriptions can be monthly, annual or per encounter. Revenue is recognized as it is earned. Deferred revenue is recorded for unearned subscriptions income and recognized in the financial statements in the period earned.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mrs. Huffman, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “ITEM 1. LEGAL PROCEEDINGS” of this Form 10-Q from, “PART I – ITEM 1. FINANCIAL STATEMENTS” in the Notes to Consolidated Financial Statements in “NOTE 8 – CONTINGENCIES”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

In February 2022, we entered into various agreements with Exchange Health, whereby we agreed to capitalize and fund SOSRx. In connection therewith, on February 15, 2022, we issued a promissory note to SOSRx in the amount of $500,000, which was immediately assigned to Exchange Health, and agreed to make an earn out payment of up to $400,000, payable, at the Company’s discretion, in cash or common stock of the Company, based on SOSRx achieving certain revenue targets of SOSRx. Specifically, the Earn Out Payments require the Company to pay (a) $25,000 to Exchange Health if total revenue for SOSRx is over $0.7 million, and $25,000 to Exchange Health if total EBITDA is over $0.5 million, for the fiscal year ending 2022; (b) $87,500 to Exchange Health if total revenue for SOSRx is over $3.3 million, and $87,500 to Exchange Health if total EBITDA is over $2.95 million, for the fiscal year ending 2023; and (c) $87,500 to Exchange Health if total revenue for SOSRx is over $5.7 million, and $87,500 to Exchange Health if total EBITDA is over $4.9 million, for the fiscal year ending 2024, provided that certain amounts will be payable in the event at least 95% of such milestones are met, and such payments will be grossed up or down by up to 5% of such amounts, if such milestone amounts are between 95% and 105% of the required thresholds. At the Company’s option, the Earn Out Payments may be paid in cash or shares of common stock, valued at the then current trading price of the Company’s common stock. If one year’s milestones are not achieved, no earnout will be payable for that year and those earn out payments will not be eligible to be earned in any other year. Management has reviewed the financial statements of SOSRx and has determined that as of June 30, 2022, the Earn Out Payments are unlikely and have not been accrued.

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

On March 1, 2022, we entered into an informal understanding with Masters Drug Company, Inc. and its affiliated companies (“Masters”), which is owned by McKesson Pharmaceutical (“McKesson”), under which Masters agreed to extend up to $500,000 of monthly credit to the Company in connection with monthly pharmaceutical purchases from Masters (the “Monthly Credit”). The Company also entered into a Guaranty in favor of McKesson to guaranty the payment of the Monthly Credit, which includes customary terms, rights of McKesson and requirements for the guarantors to pay the costs and expenses of McKesson in enforcing the Guaranty. The Monthly Credit is paid to McKesson each month automatically, via an ACH debit from the Company’s bank account. Pursuant to Masters’ terms and conditions, and in order to secure the payment of the Monthly Credit, we provided Masters a security interest in all of our right, title and interest in and to our personal property, whether now owned or after acquired, including, without limitation, all accounts, cash, chattel paper, deposit accounts, documents, equipment, general intangibles, goods, health care insurance receivables, instruments, inventory, investment property, letter-of-credit rights and promissory notes, together with all attachments, replacements, substitutions, additions and accessions, and all proceeds and products thereof and all books and records relating to any of the foregoing (collectively, the “Collateral”) and authorized Masters to file security interests securing the same. Past due amounts will accrue interest at the highest rate permitted by law. Masters has the right to change a payment term (including imposing cash payment upon delivery), to limit total credit and/or to suspend the provision of products or services to the Company if Masters concludes that there has been a material change to the Company’s financial condition or payment performance or the Company has ceased or is likely to cease to meet Masters’ credit requirements.

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

We have started a process to explore strategic alternatives for the Company’s Bonum Health, LLC subsidiary

In April 2022, the Board of Directors authorized the Company’s Chief Executive Officer to explore strategic alternatives for the Company’s Bonum Health, LLC subsidiary. As part of this process, the Board will consider a wide range of options for Bonum Health, LLC including, among other things, a potential sale, spin-off, fund raising, combination or other strategic transaction, which may also include the winding down of such entity. The outcome of this process may result in the liquidation of the Bonum Health assets for significantly less than we paid for them, the write-off of prior expenses incurred in connection with the development of such assets and may have a material adverse effect on our results of operations and liquidity. Notwithstanding the above, the Board of Directors will seek to maximize the value of such assets and operations to the extent possible.

We rely on network and information systems and other technologies, we have experienced cyber-attacks in the past and a future disruption, cyber-attack, failure or destruction of such networks, systems, or technologies may disrupt our business or result in liability.

Network and information systems and other technologies, including those related to our computer, data back-up and processing systems, network management, customer service operations and programming delivery, are critical to our business activities. Network and information systems-related events, such as computer hackings, cyber-attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, have in the past, and could in the future, result in a degradation or disruption of our services or damage to our properties, equipment and data. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future.

Specifically, in April of 2022 we had an incident with an email account being compromised and an attempt was made to get us to send outgoing money via ACH. We did fall victim to the attempt and realized in May of 2022 what had happened. We conducted a thorough investigation, performed clean up procedures, and instituted additional security measures to mitigate the risk of this incident from occurring in the future.

Our business has in the past been, and may in the future be, subject to data security risks, including security breaches.

We collect, process, store and transmit substantial amounts of information, including information about our members and customers. We take steps to protect the security and integrity of the information we collect, process, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite such efforts. Security breaches, computer malware, computer hacking attacks and other compromises of information security measures have become more prevalent in the business world and may occur on our systems or those of our vendors in the future. In April of 2022 we had an incident with an email account being compromised and an attempt was made to get us to send outgoing money via ACH. We did fall victim to the attempt and realized in May of 2022 what had happened. We conducted a thorough investigation, performed clean up procedures, and instituted additional security measures to mitigate the risk of this incident from occurring in the future. We and our third-party vendors are at risk of suffering from similar attacks and breaches (similar to the April 2022 event described above). Although we take steps to maintain confidential and proprietary information on our information systems, these measures and technology may not adequately prevent security breaches and we rely on our third-party vendors to take appropriate measures to protect the security and integrity of the information on those information systems. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. In addition, a party who is able to illicitly obtain a customer’s identification and password credentials may be able to access the customer’s account and certain account data.

Any actual (similar to the attack described above) or suspected security breach or other compromise of our security measures or those of our third-party vendors, whether as a result of hacking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing members and customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations. Our insurance policies may not cover, or may not be adequate to reimburse us for, losses caused by any such security breach.

We rely on email and other messaging services to connect with our existing and potential members and customers. Our members and customers may be targeted by parties using fraudulent spoofing and phishing emails to misappropriate passwords, payment information or other personal information or to introduce viruses through Trojan horse programs or otherwise through our members’ and customers’ computers, smartphones, tablets or other devices. Despite our efforts to mitigate the effectiveness of such malicious email campaigns through product improvements, spoofing and phishing may damage our brand and increase our costs. Any of these events or circumstances could materially adversely affect our business, financial condition and operating results.

We believe that we are not currently in compliance with NASDAQ’s continued listing standards and may not be able to maintain the listing of our common stock on the NASDAQ Capital Market.

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

Among the conditions required for continued listing on The NASDAQ Capital Market, NASDAQ requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years. As of June 30, 2022, our stockholders’ equity was below $2.5 million and we did not otherwise meet the net income requirements described above, and as such, we are not currently in compliance with NASDAQ’s continue listing standards. If we fail to timely remedy our compliance with the applicable requirements, our stock may be delisted.

Additional requirements we must meet to continue our listing on The NASDAQ Capital Market include the requirement that we have a majority of independent directors, an audit committee of at least three independent directors (subject to certain limited exceptions) and maintain a stock price over $1.00 per share.

Even if we demonstrate compliance with the requirements of NASDAQ, we will have to continue to meet other objective and subjective listing requirements to continue to be listed on The NASDAQ Capital Market. Delisting from The NASDAQ Capital Market could make trading our common stock more difficult for investors, potentially leading to declines in our share price and liquidity. Without a NASDAQ Capital Market listing, stockholders may have a difficult time getting a quote for the sale or purchase of our stock, the sale or purchase of our stock would likely be made more difficult, and the trading volume and liquidity of our stock could decline. Delisting from The NASDAQ Capital Market could also result in negative publicity and could also make it more difficult for us to raise additional capital. The absence of such a listing may adversely affect the acceptance of our common stock as currency or the value accorded by other parties. Further, if we are delisted, we would also incur additional costs under state blue sky laws in connection with any sales of our securities. These requirements could severely limit the market liquidity of our common stock and the ability of our stockholders to sell our common stock in the secondary market. If our common stock is delisted by NASDAQ, our common stock may be eligible to trade on an over-the-counter quotation system, such as the OTCQB Market or the OTC Pink market, where an investor may find it more difficult to sell our stock or obtain accurate quotations as to the market value of our common stock. In the event our common stock is delisted from The NASDAQ Capital Market, we may not be able to list our common stock on another national securities exchange or obtain quotation on an over-the counter quotation system.

Upon the occurrence of an event of default under our Receivables Agreement, our cash flows may be adversely affected.

On June 27, 2022, the Company entered into a non-recourse funding agreement with a third-party funding source for the purchase and sale of future receivables (the “Receivables Agreement”), Pursuant to the Receivables Agreement, the third-party agreed to fund the Company $550,000 to purchase $792,000 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $27,500 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default,

Upon the occurrence of an event of default under the Receivables Agreement, we are required to pay the third-party 100% of future receivables until the third-party has received the entire purchased amount. While the Receivables Agreement is in place, we are prohibited from selling any other receivables. As a result, if an event of default occurs under the Receivables Agreement, 100% of our sales revenue would be required to be paid until such time as the amount owed under the Receivables Agreement is paid in full. If this were to occur, our cash flows would be adversely affected and we may not have sufficient liquidity to pay our debt obligations and expenses, may be forced to raise additional funds which may not be available on favorable terms, if at all, and may be forced to curtail certain of our business activities, any of which may cause the value of our securities to decline in value.

There is substantial doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of June 30, 2022, the Company had an accumulated deficit of $18.3 million. We have limited financial resources, as of June 2022 we had working capital of $0.8 million and a cash balance of $1 million. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended June 30, 2022, and from the period from July 1, 2022, to the filing date of this report, which have not previously been disclosed in a prior Current Report on Form 8-K, except as described below.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the respective periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1, 2022- April 30, 2022	—	$—	—	$100,000
May 1, 2022- May 31, 2022	—	$—	—	$100,000
June 1, 2022- June 30, 2022	—	—	—	$100,000
Total	—	$—	—	$100,000

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On June 27, 2022, the Company entered into an Agreement for the Purchase and Sale of Future Receipts (the “Receivables Agreement”), with Agile Capital Funding LLC (“Agile”). Pursuant to the Receivables Agreement, the Company sold $792,000 of receivables for $550,000 (less the origination fee discussed below), which amount will be paid in weekly installments equal to 18% of the proceeds of each future sale made by the Company. We also paid a $27,500 origination fee in connection with the Receivables Agreement. The Receivables Agreement allows for Agile to file UCCs securing the payment of amounts due under the Receivables Agreement and includes customary events of default. Upon the occurrence of an event of default under the Receivables Agreement, we are required to pay Agile 100% of the proceeds from future sales until Agile is paid in full, and the entire amount of receivables is payable in full immediately. While the Receivables Agreement is in place, we are prohibited from selling any other receivables.

A copy of the Agreement for the Purchase and Sale of Future Receipts is attached hereto as Exhibit 10.4.

ITEM 6. EXHIBITS

Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	Offer Letter dated February 3, 2022, between Trxade, Inc. and Janet Huffman	8-K	001-39199	10.1	4/1/2022
10.2	Form of Non-Competition and Confidentiality Agreement (Trxade, Inc.)	8-K	001-39199	10.2	4/1/2022
10.3	Form of Mutual Nondisclosure Agreement (Trxade, Inc.)	8-K	001-39199	10.3	4/1/2022
10.4*+	Agreement for the Purchase and Sale of Future Receipts dated June 27, 2022, by and between TRxADE HEALTH, INC. and Agile Capital Funding LLC and Guaranty of Performance dated June 27, 2022, by TRxADE HEALTH, INC. in favor of Agile Capital Funding LLC					X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

* Filed herewith.

** Furnished herewith.

+ Certain information has been redacted pursuant to Item 601(a)(6) of Regulation S-K, as the disclosure of such information would constitute a clearly unwarranted invasion of personal privacy.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRxADE HEALTH, INC.

By:	/s/ Suren Ajjarapu
Suren Ajjarapu
Chief Executive Officer (Principal Executive Officer)

Date: July 25, 2022

By:	/s/ Janet Huffman
Janet Huffman
Chief Financial Officer (Principal Accounting/Financial Officer)

Date: July 25, 2022

