Form 10-Q
period 2022-09-30
TRxADE HEALTH, INC
filed 2022-11-07
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2022

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

There were 9,318,708 shares the registrant’s common stock outstanding on November 4, 2022 and no shares of preferred stock outstanding.

TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended September 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. These factors include, but are not limited to:

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

●	We have in the past been adversely affected by COVID-19 and may continue to be adversely affected by COVID-19 and/or governmental responses thereto, as well as supply chain issues relating thereto;
●	We are currently unprofitable, have generated net losses, and we may incur losses in the future;
●	We may need additional financing in the future, which may not be available on favorable terms, if at all;
●	We may not be able to manage our future growth;
●	Many of our competitors are better established and have resources significantly greater than ours;
●	We face risks associated with our operations within the pharmaceutical distribution market;
●	We are dependent on our current management;
●	We rely on third party contracts, which may not be renewed or may be terminated;
●	We are currently facing and may in the future face difficulties in sourcing products and inventory due to a variety of causes;
●	We have in the past, and may in the future, not be able to sell our inventory, at or above the price we acquired such inventory for, have in the past, and may in the future, be forced to write-down inventory and certain of our other assets which may have a material adverse effect on our balance sheet;
●	We have in the past, and may in the future, not receive products or receive refunds for deposited amounts and have experienced losses in connection with such deposits;
●	We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate;
●	Our business and operations depend on the proper functioning of information systems, critical facilities and distribution networks and a disruption, cyber-attack, failure or destruction of such networks, systems, or technologies may disrupt our business or result in liability;
●	There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences;
●	We face risks associated with our business in the telehealth market, including risks associated with legal challenges, relationships with third parties and affiliated professionals, our network of qualified providers, competition for services; new technologies, failure to develop widespread brand awareness and regulatory risks from the Office of Inspector General, U.S. Department of Health and Human Services (OIG) and the United States Department of Justice (DOJ) around the practice of telehealth and expiring COVID-19 waivers;
●	Our certificate of incorporation limits the liability of our officers and directors and provides for indemnification rights, mandatory forum selection provisions and limits the ability of stockholders to call special meetings of stockholders;
●	We incur significant costs to ensure compliance with U.S. and NASDAQ Capital Market reporting and corporate governance requirements;
●	We are not currently in compliance with NASDAQ’s continued listing requirements and may not be able to maintain the listing of our common stock on the NASDAQ Capital Market;
●	Regulatory changes that affect our distribution channels could harm our business;
●	Healthcare fraud laws are often vague and uncertain, exposing us to potential liability;
●	New and expanded laws or regulations could have a material adverse effect on our business operations, cash flows or future prospects;
●	The public health crisis involving the abuse of prescription opioid pain medication could have a material negative effect on our business;
●	Consolidation in the U.S. healthcare industry may negatively impact our results of operations;
●	We have identified material weaknesses in our internal control over financial reporting and controls and procedures;
●	There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our common stock may continue to be volatile;
●	Stockholders may experience dilution to future equity sales, the exercise or conversion of outstanding convertible securities or future transactions;
●	Our results of operations are subject to rising inflation, rising interest rates, governmental responses thereto and possible recessions caused thereby;
●	Our Chief Executive Officer and President are our two largest stockholders and, as a result, they can exert significant control over us and have actual or potential interests that may differ from yours;
●	Risks associated with the JOBS Act and our status as an emerging growth company;
●	Risks associated with future acquisitions, including unknown liabilities and difficulty integrating such acquisitions;
●	Cyber security attacks and website problems;
●	There is substantial doubt regarding our ability to continue as a going concern;
●	We may see a plateau in our Tele-Vet services offering due to a lack of providers as we are not marketing the service;
●	There may be changes in state law concerning the definition of “Tele-Vet” services which may hinder our ability to provide services without an in-person visit to establish care. This is known as establishing a veterinarian-client-patient relationship (VCPR);
●	Claims, litigation, government investigations, and other proceedings that may adversely affect our business and results of operations; and
●	Other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K and set forth below under “Risk Factors”.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRxADE HEALTH, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2022	2021

Current Assets
Cash	$321,715	$3,122,578
Accounts receivable, net	850,306	978,973
Inventory	75,950	56,279
Prepaid assets	249,785	216,414
Other receivable	875,250	-
Total Current Assets	2,373,006	4,374,244

Property plant and equipment, net	68,036	98,751
Intangible assets and capitalized software, net	1,099,002	-
Deposits	49,031	60,136
Operating lease right-of-use assets	1,100,186	1,233,033
Total Assets	$4,689,261	$5,766,164

Current Liabilities
Accounts payable	744,412	477,028
Accrued liabilities	312,077	270,437
Other current liabilities	105,926	-
Contingent funding liabilities	542,143	-
Current portion lease liabilities	190,127	178,561
Notes payable— related party	166,667	-
Total Current liabilities	2,061,352	926,026

Long Term Liabilities
Other long-term liabilities — leases	937,998	1,069,965
Notes payable- related party	333,333	-

Total Liabilities	3,332,683	1,995,991

Stockholders’ Equity

Series A preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding, as of September 30, 2022 and December 31, 2021.	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 8,398,708 and 8,166,457 shares issued and outstanding, as of September 30, 2022 and December 31, 2021, respectively	83	82
Additional paid-in capital	20,193,271	20,017,528
Retained deficit	(18,794,350)	(16,247,437)
Total	1,399,004	3,770,173
Non-controlling interest in subsidiary	(42,426)	-
Total stockholders’ equity	1,356,578	3,770,173

Total Liabilities and Stockholders’ Equity	$4,689,261	$5,766,164

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements Of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Revenues	$2,400,311	$2,550,046	$8,919,312	$7,501,535
Cost of Sales	998,320	1,269,005	5,010,704	3,995,792
Gross Profit	1,401,991	1,281,041	3,908,608	3,505,743

Operating Expenses:
Loss on inventory investment	-	1,285	-	1,226,426
Wage and salary expense	937,062	1,015,816	3,185,144	2,878,237
Professional fees	95,275	205,457	307,341	757,263
Accounting and legal expense	191,611	98,867	567,690	462,626
Technology expense	298,586	338,637	842,433	678,110
General and administrative	286,488	917,105	1,484,709	2,013,050
Total operating expenses	1,809,022	2,577,167	6,387,317	8,015,712
Operating Loss	(407,031)	(1,296,126)	(2,478,709)	(4,509,969)

Nonoperating income (expense)
Interest income	8,396	-	8,396	-
Gain on disposal of asset	-	-	4,100	-
Interest expense	(130,107)	(5,622)	(140,626)	(21,574)
Total nonoperating expense	(121,711)	(5,622)	(128,130)	(21,574)
Net Loss	$(528,742)	$(1,301,748)	$(2,606,839)	$(4,531,543)

Net loss attributable to TRxADE Health, Inc.	(503,003)	(1,301,748)	(2,546,913)	(4,531,543)
Net loss attributable to non-controlling interests	(25,739)	-	(59,926)	-

Net loss per common share — basic and diluted	$(0.06)	$(0.16)	$(0.31)	$(0.56)

Weighted average common shares outstanding - basic and diluted	8,249,653	8,163,522	8,203,202	8,126,689

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements Of Changes In Stockholders’ Equity

Three And Nine Months Ended September 30, 2022, and 2021

(Unaudited)

					Additional		Non-Controlling	Total
	Preferred stock		Common Stock		Paid-in	Accumulated	Interest	Stockholders’
	Shares	$Amount	Shares	$Amount	Capital	Deficit	in Subsidiaries	Equity
Balance at December 31, 2021	-	$-	8,166,457	$82	$20,017,528	$(16,247,437)	$-	$3,770,173
Capital contributions		-	-	-	-	-	792,500	792,500
Capital distributions							(775,000)	(775,000)
Common stock issued for services		-	-	-	32,083	-	-	32,083
Warrants exercised for cash		-	14,584	-	875	-	-	875
Options expense		-	-	-	32,783	-	-	32,783
Net Loss		-	-	-	-	(960,147)	(5,689)	(965,836)
Balance at March 31, 2022	-	$-	8,181,041	$82	$20,083,269	$(17,207,584)	$11,811	$2,887,578
Capital Contributions		-	-	-	-	-		-
Common stock issued for services		-	-	-	12,222	-	-	12,222
Warrants exercised for cash		-	-	-	-	-		-
Options expense		-	-	-	16,994	-	-	16,994
Net loss		-	-	-	-	(1,083,763)	(28,498)	(1,112,261)
Balance at June 30, 2022	-	$-	8,181,041	$82	$20,112,485	$(18,291,347)	$(16,687)	$1,804,533
Capital Contributions		-	-	-	-	-		-
Common stock issued for services		-	217,667	1	63,125	-	-	63,126
Warrants exercised for cash		-	-	-	-	-		-
Options expense		-	-	-	17,661	-	-	17,661
Net loss		-	-	-	-	(503,003)	(25,739)	(528,742)
Balance at September 30, 2022	-	$-	8,398,708	$83	$20,193,271	$(18,794,350)	$(42,426)	$1,356,578

	Series A Preferred				Additional		Non-Controlling	Total
	Stock		Common Stock		Paid-in	Accumulated	Interest	Shareholders’
	Shares	$Amount	Shares	$Amount	Capital	Deficit	in Subsidiaries	Equity

Balance at December 31, 2020	-	$-	8,093,199	$81	$19,610,631	$(10,931,554)	$-	$8,679,158
Common stock issued for services		-	-	-	98,247	-	-	98,247
Options expense		-	-	-	75,738	-	-	75,738
Net loss						(651,519)	-	(651,519)
Balance at March 31, 2021	-	$-	8,093,199	$81	$19,784,616	$(11,583,073)	$-	$8,201,624
Common stock issued for services	-	-	37,905	-	100,416	-	-	100,416
Options exercised for cash	-	-	30,353	-	1,821	-	-	1,821
Options expense	-	-	-	-	61,392	-	-	61,392
Net loss	-	-	-	-		(2,578,276)	-	(2,578,276)
Balance at June 30, 2021	-	$-	8,161,457	$81	$19,948,245	$(14,161,349)	$-	$5,786,977
Common stock issued for services	-	-	-	-	41,250	-	-	41,250
Warrants exercised for cash	-	-	5,000	1	15,000	-	-	15,001
Warrants expense	-	-	-	-	21,640	-	-	21,640
Options expense					54,175			54,175
Net loss	-	-	-	-		(1,301,748)	-	(1,301,748)
Balance at September 30, 2021	-	$-	8,166,457	$82	$20,080,310	$(15,463,097)	$-	$4,617,295

The accompanying notes are an integral part of the unaudited consolidated financial statements

TRxADE HEALTH, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,606,839)	$(4,531,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	11,815	5,250
Options expense	67,439	191,305
Common stock issued for services	107,430	239,913
Bad debt expense	(98,841)	616,215
Warrant Expense	-	21,640
Loss on inventory investments	-	1,226,426
Gain on sale of asset	(4,100)	-
Amortization of right of use assets	132,847	97,436
Amortization of intangible assets	29,400	-
Changes in operating assets and liabilities:
Deferred offering costs	-	(78,000)
Accounts receivable, net	227,508	(819,988)
Prepaid assets and deposits	198,088	(284,499)
Inventory	(19,671)	1,162,932
Other receivables	(875,250)	5,140
Lease liability	(120,401)	(96,954)
Accounts payable	267,384	18,391
Accrued liabilities	(178,714)	96,825
Current liabilities	105,926	-
Customer Deposits	-	(10,000)
Net cash used in operating activities	(2,755,979)	(2,139,511)

Cash flows from investing activities:
Sale of fixed assets	23,000	-
Investment in capitalized software	(335,902)	-
Net cash used in investing activities	(312,902)	-

Cash flows from financing activities:
Repayments of promissory notes- related parties	-	(225,000)
Repayment of contingent liability	(282,857)
Distributions to non-controlling interest	(275,000)	-
Proceeds from sale of future revenue	825,000	-
Proceeds from exercise of stock options	-	1,821
Proceeds from exercise of warrants	875	15,001
Net cash provided by financing activities	268,018	(208,178)

Net decrease in cash	(2,800,863)	(2,347,689)
Cash at beginning of the year	3,122,578	5,919,578
Cash at end of the period	$321,715	$3,571,889

Supplemental disclosure of cash flow information
Cash paid for interest	$3,328	$26,321
Cash Paid for income taxes	$-	$-
Non-Cash Transactions
Insurance premium financed	$220,354	$-
Note issued as SOSRx contribution	$500,000	$-
Intangible asset contribution from non-controlling interest	$792,500	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

TRxADE HEALTH, INC. (“we”, “our”, “Trxade”, and the “Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, Alliance Pharma Solutions, LLC, and Bonum Health, LLC. The merger of Trxade, Inc. and TRxADE HEALTH, INC. (formerly Trxade Group, Inc.) occurred in May 2013. Community Specialty Pharmacy was acquired in October 2018. SOSRx was created in February 2022 between Exchange Health, LLC. and Trxade. From January 2021 to December 2021 (from when it was dissolved), the Company also owned 100% of MedChecks, LLC.

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

Accounts Receivable – The Company’s receivables are from customers and are typically collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the nine months ended September 30, 2022, and 2021, bad debt expense was $(98,841) and $616,215 respectively.

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

Other Receivables – The Company’s other receivables balance is from one vendor. On May 20, 2022, effective as of May 18, 2022, Community Specialty Pharmacy, LLC (“CSP”) entered into an agreement to acquire COVID-19 testing kits from a third party vendor for an aggregate of $1,200,000, of which $875,000 was paid on May 23, 2022. The Company received the COVID-19 testing kits in July 2022. On August 18, 2022 the Company was informed by the vendor that the vendor had received a letter from the U.S. Food and Drug Administration (“FDA”) that the COVID-19 test kits were misbranded under Section 502(o) of the Federal Food. Drug, and Cosmetic Act (“FDC Act”) (21 USC 352(o)) and adulterated under Section 501(f) of the FDC Act (21 USC 351(f)). Furthermore, the vendor informed the Company that the letter from the FDA also stated that because of the FDA’s prohibition on the distribution of adulterated and/or misbranded devices applies to all parties along the distribution chain, the FDA was advising the vendor against furthering the distribution of the COVID-19 test kits in interstate commerce. At this time the Company has informed the vendor of the expectation of a full return of the $875,000 paid on May 23, 2022 along with any additional damages that the Company may incur. Currently the Company believes the amount to be collectable without legal action and the amount remains on the balance sheet as other receivable. If in the future the Company does not believe this amount can be recovered without legal action the amount will be recorded as bad debt expense.

Income (loss) Per Common Share – Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of September 30, 2022, we had 26,924 outstanding warrants to purchase shares of common stock and 338,857 options to purchase shares of common stock.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(528,742)	$(1,301,748)	$(2,606,839)	$(4,531,543)
Numerator for basic and diluted EPS - income available to common stockholders	(503,003)	(1,301,748)	(2,546,913)	(4,531,543)
Denominator:
Denominator for basic and diluted EPS – weighted average shares	8,249,653	8,163,522	8,203,202	8,126,689
Basic and diluted loss per common share	$(0.06)	$(0.16)	$(0.31)	$(0.56)

NOTE 2 – GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued. In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As of September 30, 2022 the Company had an accumulated deficit of $18.8 million. We have limited financial resources. As of September 30, 2022 we had working capital of $0.3 million and a cash balance of $0.3 million. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless Management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3– RELATED PARTY TRANSACTIONS

On February 15, 2022, the Company entered into a relationship with Exchange Health, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals. In connection therewith, SOSRx LLC (“SOSRx”), was formed in February 2022, which is owned 51% by the Company and 49% by Exchange Health. On February 15, 2022, the Company contributed cash to SOSRx in the amount of $325,000, issued a promissory note to SOSRx in the amount of $500,000, which was immediately assigned to Exchange Health (the “Promissory Note”), and agreed to make an earn out payment of up to $400,000, payable, at the Company’s discretion, in cash or common stock of the Company, based on SOSRx achieving certain revenue targets of SOSRx (the “Earn Out Payments”); and entered into a Distribution Services Agreement with SOSRx (the “Distribution Agreement”). Exchange Health contributed $792,000 in software and contracts which was recorded as an intangible asset on the balance sheet of SOSRx. The intangible asset was determined to have a definite life and is being amortized over a 15-year period. The amortization expense for the nine months ended September 30, 2022 was $29,400.

At September 30, 2022, total related party debt was $500,000, which represented the Promissory Note. At December 31, 2021, total related party debt was $0. The Promissory Note, which represents amounts currently due to Exchange Health, bears interest at the rate of the prime rate, plus 2% per annum (currently 8.25% per annum), with (i) one-third of the principal ($166,666.67) and interest payable after one year (on February 15, 2023) and (ii) the remaining two-thirds of principal payable quarterly over the next two years in eight equal installments of $41,666.67, together with any unpaid accrued interest thereupon, at the end of every full fiscal quarter, beginning, June 20, 2023. The Promissory Note may be prepaid by the Company, at its discretion, in whole or in part at any time, without premium or penalty.

NOTE 4 – CONTINGENT FUNDING LIABILITIES

On September 14, 2022, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third-party agreed to fund the Company $275,000 to purchase $396,000 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $15,000 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default.

On June 27, 2022, the Company entered into a non-recourse funding agreement with a third-party funder for the purchase and sale of future receivables. Pursuant to the Receivables Agreement, the third-party agreed to fund the Company $550,000 to purchase $792,000 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $27,500 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default.

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

Under ASC 470, amounts recorded as debt are to be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining period. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of September 30, 2022 the total contingent funding liability was $542,143, and the effective interest rate was approximately 36%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the funding source will decrease the contingent funding liability balance accordingly.

NOTE 5 – STOCKHOLDERS’ EQUITY

2022 Equity Compensation Awards

Effective September 1, 2022, the Board of Directors and Compensation Committee of the Company, with the approval of each of the following officers, agreed to reduce the annual cash compensation payable to Suren Ajjarapu, the Company’s Chief Executive Officer; Prashant Patel, the Company’s President and Chief Operating Officer and Janet Huffman, the Company’s Chief Financial Officer, in an effort to conserve cash.

In lieu of the reduced cash salary payable to each officer, the Board and Compensation Committee agreed to issue such officers shares of the Company’s common stock equal to the amount of reduced cash salary, divided by the closing sales price of the Company’s common stock on the NASDAQ Capital Market on August 31, 2022, the date approved by the Board of Directors. The total amount of shares of common stock issued on August 31, 2022 to the officers was 81,895.

The shares of common stock issuable to the officers vest at the rate of 1/4th of such shares on each of September 30, 2022, October 31, 2022, November 30, 2022, and December 31, 2022, subject to each applicable Officer’s continued service to the Company on such dates and subject to the restricted stock award agreements entered into to evidence such awards.

Separately, certain employees of the Company agreed to reduce their cash salaries by an aggregate of $37,000 in consideration for an aggregate of 31,896 shares of the Company’s restricted common stock, with the same vesting terms as the officer shares discussed above.

Effective on August 31, 2022, the Board of Directors approved the issuance of 54,525 shares of common stock of the Company to each independent member of the Board of Directors, for services rendered to the Company during fiscal 2022, which shares were valued at $63,250, based on the closing sales price of the Company’s common stock on the date approved by the Board of Directors. The shares vest at the rate of 1/4th of such shares immediately on the grant date, and 1/4th of such shares on each of October 1, 2022, January 1, 2023 and April 1, 2023, subject to each applicable independent director’s continued service to the Company on such dates.

All of the awards discussed above were issued under the Company’s Second Amended and Restated 2019 Equity Incentive Plan (the “Plan”) and all restricted stock awards discussed above were evidenced by Restricted Stock Grant Agreements.

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

In connection with and pursuant to the independent director compensation policy previously adopted by the Board of Directors, on April 15, 2021, the then three independent members of the Board of Directors (Mr. Donald G. Fell, Dr. Pamela Tenaerts, and Mr. Michael L. Peterson), were each awarded 10,721 shares of restricted stock, valued at $55,000 ($5.13 per share) based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant, April 1, 2021, which vest at the rate of ¼th of such shares on July 1 and October 1, 2021 and January 1 and April 1, 2022, subject to such persons continuing to provide services to the Company on such dates, subject to the terms of the Plan and the Restricted Stock Grant Agreements entered into as evidence of such awards. The shares have a fair value of $165,000 and the Company recognized stock-based compensation expense of $41,250 for the six months ended June 30, 2022 and 2021, respectively. Common stock shares totaling 16,082 were cancelled on May 27, 2021, when the director services of Mr. Peterson and Dr. Tenaerts were terminated.

The Board of Directors of the Company, on May 27, 2021, confirmed the vesting of 2,680 shares of common stock previously issued to each of Michael L. Peterson and Dr. Pamela Tenaerts on July 1, 2021, which were subject to forfeiture subject to such persons continued service on the Board of Directors prior to the vesting date.

In connection with and pursuant to the independent director compensation policy previously adopted by the Board of Directors, on May 27, 2021, the Board of Directors awarded Charles L. Pope, and Christine L. Jennings, each independent members of the Board of Directors appointed to the Board of Directors on May 27, 2021, 10,912 shares of restricted stock each, valued at $41,250 each ($3.78 per share) based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant, May 27, 2021, which vest at the rate of 1/3rd of such shares on October 1, 2021 and January 1 and April 1, 2022, subject to such persons continuing to provide services to the Company on such dates. The Company recognized stock-based compensation expense of $174,869 and $431,218 for the nine months ended September 30, 2022 and 2021, respectively.

Employment Agreement with Suren Ajjarapu, Chief Executive Officer

In connection with our employment agreement with Mr. Suren Ajjarapu, our Chief Executive Officer, which was effective on April 14, 2020, we granted 49,020 restricted shares of common stock which vest upon the Company reaching certain performance metrics established by the Compensation Committee on the same date and further amended on May 5, 2020. The fair value of the shares at the grant date was determined to be $300,000. The modification of the performance conditions resulted in an incremental value to the shares of $72,062. The Compensation Committee subsequently determined that the performance conditions were met and the 49,020 bonus shares vested in full on December 31, 2020. There was no bonus granted in 2021 or 2022.

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

NOTE 6 – WARRANTS

For the nine-month period ended September 30, 2022, no warrants were granted, and 3,027 expired. For the nine-month period ended September 30, 2022, warrants to purchase 14,584 shares of common stock were exercised, resulting in proceeds of $875. The Company delivered 14,584 shares of common stock.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant.

There was no compensation cost related to the warrants for the nine months ended September 30, 2022 and 2021, respectively.

The Company’s outstanding and exercisable warrants as of September 30, 2022, are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life In Years
Warrants outstanding as of December 31, 2021	44,535	$0.32	0.95	$208,078
Warrants granted	-	-	-	-
Warrants forfeited, expired, cancelled	(3,027)	3.90	-	-
Warrants exercised	(14,584)	0.06	-	-
Warrants outstanding as of September 30, 2022	26,924	$0.06	0.75	$28,809
Warrants exercisable as of September 30, 2022	26,924	$0.06	0.75	$28,809

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

For the nine-month period ended September 30, 2022, no options to purchase shares were granted, 10,207 were forfeited, and 61,900 expired. For the nine-month period ended September 30, 2022, no options to purchase shares of common stock were exercised.

Total compensation cost related to stock options granted was $67,439 and $137,130 for the nine-months ended September 30, 2022, and 2021, respectively.

The following table represents stock option activity for the nine-month period ended September 30, 2022:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life in Years	Intrinsic Value
Options Outstanding as of December 31, 2021	410,964	$4.78	4.67	$368,417
Options Exercisable as of December 31, 2021	302,191	$4.88	4.38	$257,186
Options granted	-	$-	-	$-
Options forfeited	(10,207)	$4.73	3.91	$-
Options expired	(61,900)	$5.56	2.05	$-
Options exercised	-	$-	-	$-
Options outstanding as of September 30, 2022	338,857	$4.64	4.26	$-
Options exercisable as of September 30, 2022	286,841	$4.64	4.15	$-

NOTE 8 – CONTINGENCIES

Studebaker Defense Group, LLC

In July 2020, the Company’s wholly-owned subsidiary, Integra Pharma Solutions, LLC (“Integra”), entered into an agreement with Studebaker Defense Group, LLC (“Studebaker”) wherein Integra would pay Studebaker a down payment of $500,000 and Studebaker would deliver 180,000 boxes of nitrile gloves by August 14, 2020. Integra wired the $500,000 to Studebaker, but to date, Studebaker has not delivered the gloves or provided a refund of the deposit. In December 2020, we filed a complaint against Studebaker in Florida state court, Case No. 20-CA-010118 in the Circuit Court for the Thirteenth Judicial Circuit in Hillsborough County, for among other things, breach of contract. Studebaker did not answer the complaint, nor did counsel for Studebaker file an appearance. Accordingly, in February 2021, the Company filed for a default judgment; however, on March 22, 2021, counsel for Studebaker filed an appearance and shortly thereafter filed a motion to vacate the default judgment and dismiss the complaint on jurisdictional grounds. The court granted Studebaker’s motion to set aside the default judgment but denied the motion to dismiss. The Company has filed several pretrial motions; the next step in the litigation after the pre-trial motions are resolved will be a motion for summary judgment. The Company believes it will prevail on the merits but cannot determine the timing of the judgment or the amount ultimately collected. At June 30, 2021, the $500,000 was recorded as Loss on Inventory Investment.

Sandwave Group Dsn Bhd and Crecom Burj Group SDN BHD

In August 2020, Integra, entered into an agreement with Sandwave Group Dsn Bhd (“Sandwave”), wherein Integra would pay Sandwave a down payment of $581,250 and Sandwave’s supplier, Crecom Burj Group SDN BHD (“Crecom”), would deliver 150,000 boxes of nitrile gloves within 45 days. Integra wired the $581,250 to Sandwave, which in turn wired the purchase price to Crecom, which Crecom accepted; however, to date, Crecom has not delivered the nitrile gloves. Integra demanded return of its $581,250 and Crecom acknowledged that Integra was entitled to a refund. As of February 2021, Crecom had not returned any funds and Integra filed a complaint against Crecom in Malaysia: Case No. WA-22NCC-55-02/2021 in the High Court of Malaysia at Kuala Lumpur in the Federal Territory, Malaysia for the Malaysian equivalent of breach of contract. On September 1, 2022 counsel for Crecom informed the court that Crecom had been wound up on August 23, 2022; under Section 471 of the Malaysian Companies Act 2016, the suit filed by Integra was stayed until leave of the court is obtained to proceed. Given this new information regarding Crecom the Company has decided at this time to stop its pursuit of this lawsuit until or unless additional information is obtained by counsel for Integra. At June 30, 2021, the $581,250 was recorded as Loss on Inventory Investment.

GSG PPE, LLC

On November 19, 2021, Integra filed a complaint against GSG PPE, LLC (“GSG”) and Gary Waxman (“Waxman”), the owner, alleging three counts of breach of contract for a purchase agreement, a promissory note, and a personal guaranty. Collectively, the company alleges that GSG and Waxman have materially breached all three contracts. In late 2020, GSG and Integra executed a valid initial contract setting the terms of a business transaction. GSG failed to pay Integra approximately 75% of the amount owed to Integra. GSG acknowledged it owed the money and executed a promissory note in favor of Integra in the amount of $630,000 which matured on September 30, 2021. The note provides for attorney fees and interest in addition to the $630,000. Waxman’s personal guaranty confirmed that GSG owed Integra $630,000. On September 30, 2021, the $630,000 was recorded as Bad Debt Expense. A settlement was entered into between the parties in June 2022, whereby GSG and Waxman agreed to pay $743,000 which included attorney fees and interest, which is required to be paid to the Company in monthly installments over 17 months. In June 2022, the Company received a $100,000 payment from GSG and recorded a credit to Bad Debt Expense, future payments will also be recorded as a credit to the Bad Debt Expense less applicable interest and recovered legal fees.

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

In February 2022, a settlement as to Suren Ajjarapu, Annapurna Gundlapalli and the Company was reached and signed. This settlement involved no admission of liability and a full and complete release of all actions after a lump-sum payment of $225,000 was made. Because the complaint purports to be a derivative action, court approval was required, which approval was received on March 14, 2022. As a result of the settlement, the Plaintiff’s dismissed their lawsuit with prejudice.

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

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of September 30, 2022.

Amounts due within twelve months of September 30, 2022
2022	$291,537
2023	300,286
2024	309,294
2025	318,573
2026	122,912
Thereafter	63,055
Total minimum lease payments	1,405,657
Less: effect of discounting	(291,713)
Present value of future minimum lease payments	1,113,944
Less: current obligations under leases	188,558
Long-term lease obligations	$925,386

The difference to the balance sheet above is due to the current and long-term remaining lease obligations of the copier operating lease not included in the amount of $14,181 as of September 30, 2022.

For the nine-months ended September 30, 2022, and 2021, amortization of Right of Use Assets was $132,847 and $97,436, respectively and the amortization of the Lease Liability was $120,403 and $96,954, respectively.

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

The Company classifies its business interests into reportable segments which are:

●	Trxade, Inc. - Web based pharmaceutical marketplace platform – B2B sales
●	CSP - Community Specialty Pharmacy, LLC – Licensed retail pharmacy – B2C sales
●	Integra - Integra Pharma, LLC - Licensed wholesaler of brand, generic and non-drug products – B2B sales
●	Unallocated - Other – corporate overhead expense, Alliance Pharma Solutions, LLC and Bonum Health, LLC

Nine Months Ended September 30, 2022	Trxade, Inc.	CSP	Integra	Unallocated	Total
Revenue	$4,001,670	$905,083	$3,949,772	$62,787	$8,919,312
Gross Profit	4,001,670	(114,387)	(41,462)	62,787	3,908,608
Segment Assets	1,853,474	236,827	454,783	2,111,177	4,689,261
Segment Profit (Loss )	1,320,138	(363,212)	(493,203)	(3,070,562)	(2,606,839)
Cost of Sales	$-	$1,019,470	$3,991,234	$-	$5,010,704

Nine Months Ended September 30, 2021	Trxade, Inc.	CSP	Integra	Unallocated	Total
Revenue	$3,653,269	$1,287,296	$2,511,270	$49,700	$7,501,535
Gross Profit	3,652,015	123,470	(319,104)	49,362	3,505,743
Segment Assets	1,487,657	(404,174)	563,396	3,867,221	5,514,101
Segment Profit (Loss)	1,511,809	(89,025)	(2,500,032)	(3,454,295)	(4,531,543)
Cost of Sales	$1,254	$1,163,826	$2,830,374	$338	$3,995,792

NOTE 11 – SUBSEQUENT EVENTS

Appointment of Directors

On September 30, 2022, Mr. Jeff Newell was appointed to the Board of Directors.

Securities Purchase Agreement

On October 4, 2022 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional investor (the “Purchaser”). The Purchase Agreement provided for the sale and issuance by the Company of an aggregate of: (i) 920,000 shares (the “Shares”) of the Company’s common stock, $0.00001 par value (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 601,740 shares of Common Stock and (iii) warrants (the “Private Placement Warrants” and, together with the Shares and the Pre-Funded Warrants, the “Securities”) to purchase up to 2,663,045 shares of Common Stock. The offering price per Share was $1.15 and the offering price per Pre-Funded Warrant was $1.14999. The Private Placement Warrants were sold in a concurrent private placement (the “Private Placement”), exempt from registration pursuant to Section 4(a)(2) and/or Rule 506 of the Securities Act of 1933, as amended (the “Securities Act”).

The Pre-Funded Warrants have cashless exercise rights and to the extent the shares of common stock underlying the Private Placement Warrants are not registered under the Securities Act, the Private Placement Warrants include cashless exercise rights.

Under the terms of the Pre-Funded Warrants and Private Placement Warrants, a holder will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of Common Stock beneficially owned by the holder (together with its affiliates, any other persons acting as a group together with the holder or any of the holder’s affiliates, and any other persons whose beneficial ownership of Common Stock would or could be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended) would exceed 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased at the holder’s election upon 61 days’ notice to the Company subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%, and provided further that the Purchaser has elected to increase the ownership limitation to 9.99% in connection with the initial issuance of the Pre-Funded Warrants.

The Private Placement Warrants may not be exercised by the holder thereof until or unless the Company’s stockholders have approved the issuance of shares of Common Stock upon the exercise of such Private Placement Warrants pursuant to the applicable rules and regulations of the Nasdaq Stock Market, including the issuance of the shares of Common Stock issuable upon exercise of the Private Placement Warrants in excess of 19.99% of the issued and outstanding Common Stock on the closing date of the offering (“Stockholder Approval”).

As an additional requirement to the offering, all of the officers and directors of the Company were required to enter into an agreement agreeing to vote all Common Stock over which such persons have voting control as of the record date for the meeting of stockholders of the Company (the “Voting Agreement”), which Voting Agreement has been entered into by such required persons.

The offering of the Shares, Pre-Funded Warrants and Private Placement Warrants resulted in gross proceeds to the Company of approximately $1.75 million. The net proceeds to the Company from the offering are expected to be approximately $1.5 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for general corporate purposes.

Additionally, each of the directors and executive officers of the Company, pursuant to lock-up agreements (the “Lock-Up Agreements”), agreed not to sell or transfer any of the Company securities which they hold, subject to certain exceptions, during the 90-day period following the closing of the offering.

We agreed pursuant to the Purchase Agreement that as soon as practicable (and in any event within 60 calendar days of the date of Purchase Agreement), that we would file a registration statement on Form S-1 providing for the resale by the Purchaser of the shares of Common Stock issuable upon exercise of the Private Placement Warrants, use commercially reasonable efforts to cause such registration statement to become effective within 181 days following the closing date of the offerings and to keep such registration statement effective at all times until no Purchaser owns any Private Placement Warrants or shares of Common Stock issuable upon exercise thereof. The date such required registration statement is declared effective is defined herein as the “Effective Date”.

We also agreed to hold a special meeting of stockholders (which may also be at the annual meeting of stockholders) or take action via written consent of stockholders, at the earliest practical date, but no later than December 20, 2022, for the purpose of obtaining Shareholder Approval, with the recommendation of the Company’s Board of Directors that such proposal be approved, and to solicit proxies from our stockholders in connection therewith. We are required to use our reasonable best efforts to obtain such Shareholder Approval. If we do not obtain Shareholder Approval at the first meeting, we are required to call a meeting every six months thereafter to seek Shareholder Approval until the earlier of the date Shareholder Approval is obtained or the Private Placement Warrants are no longer outstanding.

Pursuant to the Purchase Agreement the Company has agreed that, subject to certain exceptions, (i) it will not issue any shares of Common Stock for a period of 90 days following the later of (A) the date of Stockholder Approval and (B) the Effective Date, subject to certain customary and pre-agreed exceptions and that (ii) it will not enter into a variable rate transaction for a period of nine months following the Effective Date.

We also agreed to provide the Purchaser a right of participation for 12 months following the closing date to participate up to 25% in any subsequent offering we may undertake of equity or debt.

The transactions contemplated by the Purchase Agreement closed on October 7, 2022.

On October 4, 2022, the Company also entered into a placement agent agreement (the “Placement Agent Agreement”) with Maxim Group LLC (the “Placement Agent”). Pursuant to the terms of the Placement Agent Agreement, the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Securities. The Company paid the Placement Agent a cash fee equal to 7.0% of the gross proceeds generated from the sale of the Shares and Pre-Funded Warrants and reimbursed the Placement Agent for certain of its expenses in an aggregate amount of $35,000.

Nasdaq Shareholder Equity Listing Requirements

On July 29, 2022, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) (the “Rule”) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, the Company reported stockholders’ equity of $1,804,533, which is below the minimum stockholders’ equity required for continued listing pursuant to the Rule. Additionally, the Company does not meet the alternative Nasdaq continued listing standards under Nasdaq Listing Rules.

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” “our,” and “Trxade”, refer specifically to TRxADE HEALTH, INC. and its consolidated subsidiaries. References to “Q1”, “Q2”, “Q3”, and “Q4” refer to the first, second, third, and fourth quarter, respectively, of the applicable year. Unless otherwise stated or the context otherwise requires, comparisons from one period to another are to the same period of the prior fiscal year.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Recent Events. Summary of material transactions occurring during the three and nine months ended September 30, 2022.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2022, and 2021.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

TRxADE HEALTH, INC. owns 100 percent of Trxade, Inc., and Integra Pharma Solutions, LLC (formerly Pinnacle Tek, Inc.), Alliance Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, and Bonum Health, LLC. Integra was acquired in July 2013. We acquired 100 percent of Community Specialty Pharmacy, LLC, in October 2018. Alliance Pharma Solutions, LLC was formed in January 2018. On January 8, 2014, Trxade Group, Inc., a privately held Nevada corporation, which began operations in August 2020, merged with and into “Xcellink International, Inc.” (“XCEL”), and XCEL changed its name to “Trxade Group, Inc.” We acquired our Bonum Health operations in October 2019. Trxade, Inc. is a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services. On February 15, 2022, the Company entered into a relationship with Exchange Health, LLC, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals (“Exchange Health”). SOSRx LLC, the created entity relating to the relationship, a Delaware limited liability company, was formed in February 2022, and is owned 51% by the Company and 49% by Exchange Health (“SOSRx”).

The Company changed its name on June 1, 2021, from “Trxade Group, Inc” to “TRxADE HEALTH, INC.” Our services provide pricing transparency, purchasing capabilities and other value-added services on a single platform focused on serving the nation’s approximately 19,397 independent pharmacies with annual purchasing power of $67.1 billion (according to the National Community of Pharmacists Association’s 2021 Digest). Our national wholesale supply partners are able to fulfill orders on our platform in real-time and provide pharmacies with cost-saving payment terms and next-day delivery capabilities in unrestrictive states under the Model State Pharmacy Act and Model Rules of the National Association of Boards of Pharmacy (Model Act). We have expanded significantly since 2015 and now have around 14,100+ registered members on our sales platform.

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

As of September 30, 2022, the TRxADE platform increased its registered users by 1,149 or 9% compared to September 30, 2021. For the three months ended September 30, 2022, new registrations were 291 compared to 195 for the same period in 2021. As of September 30, 2022, total registered users were approximately 14,100+ compared to 12,962 at September 30, 2021.

The table below summarizes the key metrics that management evaluated in relation to the activity on the Trxade platform for the three-month period ended September 30, 2022 compared to the same period in 2021:

Processed Sales Volume	18%
Total Revenue	6%
Registered Users	9%

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

For the three months ended September 30, 2022, compared to the same period in 2021, Trxade Prime processed sales decreased 28%, units sold decreased 35%, and the number of orders processed decreased 23%.

In the three-month period ended September 30, 2022, the Company adjusted the Trxade Prime sales platform implementing automation software and implementing initiatives to reduce overhead expense and improve gross margin. Management determined that decreasing revenue while we reduced overhead expenses and work to improve gross profit margins was necessary to improve Trxade Prime’s historical trend of negative gross margin and net losses.

Initiatives to improve gross margin included improved vendor pricing and vendor partnerships. The focus of these initiatives resulted in an improved gross margin of 3% compared to (6%) for the comparable three-month periods ended September 30, 2022 and 2021, respectively. Initiatives to reduce overhead expense included software automation and employee restructuring at the warehouse and with administrative staff. As a result of these changes overhead expense was reduced 68% from the three-month period ended September 30, 2021 compared to 2022 (less $630,000 bad debt expense recorded in 2021).

This improvement in gross margin for Trxade Prime and reduced overhead expense contributed to the improved consolidated gross margin of 58% and the improved net loss for the comparable three-month periods ended September 30, 2021 and 2022 as reflected below in our Results of Operations. Moving forward the Company is working to grow revenues with the foundation of reduced overhead and improved gross margins.

Community Specialty Pharmacy, LLC

Community Specialty Pharmacy, LLC (“CSP”) is a licensed retail pharmacy. CSP was founded in 2010 with a goal of providing customer care at a level above and beyond anything the market had experienced before. CSP has carved a niche in the competitive independent pharmacy industry with its patient-driven approach. As discussed below, we have started a process to explore strategic alternatives for CSP, as well as our other business-to-consumer (B2C) subsidiaries.

Alliance Pharma Solutions, LLC

Alliance Pharma Solutions, LLC, a.k.a. DelivMeds, (“DelivMeds”) was established in 2018 as a digital option to traditional prescription delivery. DelivMeds is currently being rebranded and the digital technology continues to be developed. DelivMeds has generated no revenue and we continue to incur significant technology expenses. We incurred approximately $285,000 of research and development expense for the 12 months ended December 31, 2021. For the nine-month period ended September 30, 2022, we incurred approximately $335,902 of research and development expense which was capitalized beginning January 2022 in line with GAAP guidance. As discussed below, we have started a process to explore strategic alternatives for DelivMEds, as well as our other business-to-consumer (B2C) subsidiaries.

Bonum Health, LLC

Our Bonum Health, LLC (“Bonum”) operations were acquired in October of 2019. Bonum is a digital healthcare technology platform focused on making healthcare affordable, accessible and convenient through Telehealth services. Patients can use the Bonum Health mobile app or website to access board-certified medical providers, for non-emergent services. As of May 2022, Bonum also announced agreements to offer telehealth veterinary services. Additional services also available include Men’s and Women’s Health, Dermatology, Pediatrics and Ophthalmology in the comfort of their home or from anywhere. These services can be affordably accessed by the under-insured, non-insured and under-served communities seeking access to essential healthcare services. For employers, Bonum provides Telehealth solutions allowing employers to provide convenient and affordable health coverage to their employees without requiring health insurance. Our Bonum health subsidiary provides affordable access to medical professionals in the patient’s home. As discussed below, we have started a process to explore strategic alternatives for Bonum, as well as our other business-to-consumer (B2C) subsidiaries.

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

Novel Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. For example, the state of Florida, where the Company’s principal business operations are, issued a ‘stay-at-home’ order effective on April 1, 2020, which remained in place, subject to certain exceptions, through June 2020, when the order was gradually lifted until September 2020, when the order was completely lifted. The U.S. in general and Florida specifically, has seen decreases in total new COVID-19 infections (after sharp increases in infections in mid-to-late January 2022), as vaccines and boosters are now widely available and the number of individuals who have received vaccines has increased, and the pool of persons who do not have natural or vaccine immunity have declined; however, while it is expected that such decreases will continue, new strains of the virus may cause current vaccines to be less effective and infection numbers may increase, which may result in additional restrictions, ‘stay-at-home’ orders, increase employee turnover or sick days, or shipping delays, which could materially affect our operations.

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

We will continue to evaluate our business operations based on new information as it becomes available and will make changes that we consider necessary in light of any new developments regarding the ongoing pandemic. We may also raise additional funding in the future through sales of debt or equity, similar to our recently completed offering.

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

Promissory Note

The Promissory Note, which was immediately assigned to Exchange Health, and represents amounts currently due to Exchange Health, bears interest at the rate of the prime rate, plus 2% per annum (currently 9.00% per annum), with (i) one-third of the principal ($166,666.67) and interest payable after one year (on February 15, 2023) and (ii) the remaining two-thirds of principal payable quarterly over the next two years in eight equal installments of $41,666.67, together with any unpaid accrued interest thereupon, at the end of every full fiscal quarter, beginning, June 20, 2023. The Promissory Note may be prepaid by the Company, at its discretion, in whole or in part at any time, without premium or penalty.

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

Amounts owed under the Promissory Note are secured by the Company’s membership interests in SOSRx and are a non-recourse obligation of the Company, secured solely by such membership interests.

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

Distribution Agreement

On February 15, 2022, SOSRx entered into the Distribution Agreement with Integra Pharma Solutions LLC, the Company’s wholly-owned subsidiary (“Integra”). Pursuant to the Distribution Agreement, Integra agreed to supply each SOSRx member an active account for Manufacturer Non-Control (Schedule 2-5 as classified by the US Drug Enforcement Agency) products bought on the SOSRx platform. The agreement remains in effect until December 31, 2023, and renews thereafter on a yearly basis until terminated; which agreement can only be terminated by the non-breaching party, upon the breach of the agreement by a party thereto, with a 30 day cure right. Pursuant to the Distribution Agreement, for each calendar quarter (or portion thereof) during the term, SOSRx agreed to pay Integra a fee equal to 2% of the net price of all purchases of products during such period. Integra also agreed to participate in SOSRx’s annual trade show, once established. Integra made certain representations and warranties in the Distribution Services Agreement and agreed to indemnify SOSRx against certain damages and losses. The Distribution Services Agreement included customary confidentiality obligations.

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

Contingent Funding Liabilities

On June 27 and September 14, 2022, the Company entered into a non-recourse funding agreement with a third-party funder for the purchase and sale of future receivables (See “NOTE 2 – RELATED PARTY DEBT AND FUNDING LIABILITIES” to the Notes to Consolidated Financial Statements included herein under “PART I. – ITEM 1. FINANCIAL STATEMENTS”),

Common Stock Purchase Agreement

On September 7, 2022, we entered into a Common Stock Purchase Agreement with White Lion Capital, LLC, a Nevada limited liability company (“White Lion”). Subsequently, on September 12, 2022, and effective on September 7, 2022, the Company and White Lion entered into (1) a First Amendment to Common Stock Purchase Agreement and (2) a Second Amendment to Common Stock Purchase Agreement, each to amend and correct certain provisions of the Common Stock Purchase Agreement (the Common Stock Purchase Agreement as amended to date, the “White Lion Purchase Agreement”).

Pursuant to the White Lion Purchase Agreement, the Company has the right, but not the obligation to require White Lion to purchase, from time to time, the lesser of (a) $2,200,000 and (b) the amount eligible under Form S-3 (the “Commitment Amount”) in aggregate gross purchase price of newly issued shares of the Company’s common stock.

Subject to the satisfaction of certain customary conditions, the Company’s right to sell shares to White Lion will commence on the date the White Lion Prospectus Supplement (discussed below) is filed, and extend until the earlier of (a) January 31, 2023; and (b) the date that all shares are sold under the White Lion Purchase Agreement (the “Commitment Period”). During such term, subject to the terms and conditions of the White Lion Purchase Agreement, the Company may notify White Lion when the Company exercises its right to sell shares (the effective date of such notice, a “Notice Date”), and shall deliver the applicable shares of common stock to White Lion along with the purchase notice. The number of shares sold pursuant to any such notice may not exceed the lesser of: (i) 250% of the average of the daily trading volume of the Company’s common stock over the five business days immediately preceding the date of delivery of a purchase notice; or (ii) $750,000, divided by the highest closing price of the Common Stock over the most recent five business days immediately preceding receipt of a purchase notice; and the maximum dollar amount of any purchase notice cannot exceed $750,000, subject to White Lion’s waiver of such limitations. The closing date of each sale of shares of common stock under the White Lion Purchase Agreement occurs one business day after the end of the Valuation Period (defined below).

The purchase price to be paid by White Lion for any such shares will equal 90% of the lowest daily volume-weighted average price of common stock during a period of five consecutive trading days commencing on, and following, the applicable Notice Date (the “Valuation Period”). However, if during such Valuation Period the trading price of the Company’s common stock falls below a price equal to 90% of the opening trading price of the common stock on Nasdaq on the Notice Date (the “Threshold Price”), then the number of shares to be purchased by White Lion pursuant to such notice will be reduced proportionately based on the portion of the five-trading day period that has elapsed (as discussed below), and the purchase price will equal 90% of the Threshold Price. Specifically, if the Company’s common stock trades at or below the Threshold Price during the Valuation Period, the number of shares of common stock required to be purchased by White Lion is adjusted to equal the product of (a) the total number of shares set forth in the original purchase notice and (b) the quotient obtained by dividing (i) the number of hours commencing at the start of the Valuation Period and ending at the time of the trade at or below the Threshold Price (rounded up to the next whole hour, subject to a maximum of 32 hours), by (ii) 32. The amount of each purchase notice is also to be reduced by $1,000, representing the clearing costs of White Lion.

No purchase notice shall result in White Lion beneficially owning (as calculated pursuant to Section 13(d) of the Exchange Act, and Rule 13d-3 thereunder) more than 4.9% of the number of shares of the common stock outstanding immediately prior to the issuance of shares of common stock issuable pursuant to a purchase notice.

The Company may terminate the White Lion Purchase Agreement at any time in the event of a material breach of the Agreement by White Lion. In addition, the White Lion Purchase Agreement automatically terminates on the earlier of (i) the end of the Commitment Period or (ii) the date that, pursuant to or within the meaning of any bankruptcy law, the Company commences a voluntary case or any person commences a proceeding against the Company. The Agreement may also be terminated by the Company at any time for any reason by giving written notice to White Lion, provided, the Company has issued to the Investor at least one purchase notice or the Commitment Shares (defined below).

In consideration for the commitments of White Lion, as described above, the Company has agreed that it will issue to White Lion, within three business days of the termination of the agreement, shares of common stock having a value of $22,000, priced at the lowest traded price of the common stock on the last trading day before termination of the Agreement (the “Commitment Shares”), unless the Company has issued at least one purchase notice under the White Lion Purchase Agreement, at which time no Commitment Shares shall be due. The Commitment Shares will be included in the Prospectus Supplement, to the extent allowed by applicable law, and the value of such Commitment Shares shall reduce the Commitment Amount.

The aggregate number of shares of common stock that the Company can sell to White Lion under the White Lion Purchase Agreement (including the Commitment Shares) may in no case exceed 1,626,208 shares of the common stock (which is equal to approximately 19.99% of the shares of the common stock outstanding immediately prior to the execution of the White Lion Purchase Agreement), unless stockholder approval is obtained to issue purchase shares above such limit.

The issuance of the purchase shares and Commitment Shares are required to be registered pursuant to the Company’s effective shelf registration statement on Form S-3 (File No. 333-266432) of which its prospectus supplement forms a part, and the related base prospectus included in the registration statement, as supplemented by a prospectus supplement to be filed on or before any sales of common stock begin under the White Lion Purchase Agreement (the “White Lion Prospectus Supplement”). The Company is currently unable to estimate when, if ever, initial sales will be made under the White Lion Purchase Agreement and the Company has no current plans to file a White Lion Prospectus Supplement to register the purchase shares or Commitment Shares.

Pursuant to the terms of the Purchase Agreement (defined below), the Company is restricted from selling any securities under the White Lion Purchase Agreement until at least nine months following the effective date of the resale registration statement. We are required to file to register the resale of the shares of common stock issuable upon exercise of the Private Placement Warrants as discussed in greater detail below.

October 2022 Offering

On October 4, 2022, we entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional investor (the “Purchaser”). The Purchase Agreement provided for the sale and issuance by the Company of an aggregate of: (i) 920,000 shares (the “Shares”) of the Company’s common stock, $0.00001 par value (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 601,740 shares of Common Stock and (iii) warrants (the “Private Placement Warrants” and, together with the Shares and the Pre-Funded Warrants, the “Securities”) to purchase up to 2,663,045 shares of Common Stock. The offering price per Share was $1.15 and the offering price per Pre-Funded Warrant was $1.14999. The Private Placement Warrants were sold in a concurrent private placement (the “Private Placement”), exempt from registration pursuant to Section 4(a)(2) and/or Rule 506 of the Securities Act.

The Pre-Funded Warrants are immediately exercisable, have an exercise price of $0.00001 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full.

Each Private Warrant has an exercise price of $1.50 per share, will be exercisable following Stockholder Approval (as defined below) and will expire on the fifth anniversary of the date on which the Private Placement Warrants become exercisable. The Private Placement Warrants contain standard adjustments to the exercise price including for stock splits, stock dividend, rights offerings and pro rata distributions, and include full ratchet anti-dilutive rights in the event the Company issues shares of Common Stock or Common Stock equivalents within fifteen months of the initial exercise date, with a value less than the then exercise price of such Private Placement Warrants, subject to certain customary exceptions, and further subject to a minimum exercise price of $0.232 per share. The Private Placement Warrants also include certain rights upon ‘fundamental transactions’ as described in the Private Placement Warrants, including allowing the holders thereof to require that the Company re-purchase such Private Placement Warrants at the Black Scholes Value of such securities.

The Pre-Funded Warrants have cashless exercise rights and to the extent the shares of common stock underlying the Private Placement Warrants are not registered under the Securities Act, the Private Placement Warrants include cashless exercise rights.

Under the terms of the Pre-Funded Warrants and Private Placement Warrants, a holder will not be entitled to exercise any portion of any such warrant, if, upon giving effect to such exercise, the aggregate number of shares of Common Stock beneficially owned by the holder (together with its affiliates, any other persons acting as a group together with the holder or any of the holder’s affiliates, and any other persons whose beneficial ownership of Common Stock would or could be aggregated with the holder’s for purposes of Section 13(d) or Section 16 of the Securities Exchange Act of 1934, as amended) would exceed 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of such warrant, which percentage may be increased at the holder’s election upon 61 days’ notice to the Company subject to the terms of such warrants, provided that such percentage may in no event exceed 9.99%, and provided further that the Purchaser has elected to increase the ownership limitation to 9.99% in connection with the initial issuance of the Pre-Funded Warrants.

The Private Placement Warrants may not be exercised by the holder thereof until or unless the Company’s stockholders have approved the issuance of shares of Common Stock upon the exercise of such Private Placement Warrants pursuant to the applicable rules and regulations of the Nasdaq Stock Market, including the issuance of the shares of Common Stock issuable upon exercise of the Private Placement Warrants in excess of 19.99% of the issued and outstanding Common Stock on the closing date of the offering (“Stockholder Approval”).

As an additional requirement to the offering, all of the officers and directors of the Company were required to enter into an agreement agreeing to vote all Common Stock over which such persons have voting control as of the record date for the meeting of stockholders of the Company (the “Voting Agreement”), which Voting Agreement has been entered into by such required persons.

The offering of the Shares, Pre-Funded Warrants and Private Placement Warrants resulted in gross proceeds to the Company of approximately $1.75 million. The net proceeds to the Company from the offering were approximately $1.5 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for general corporate purposes.

Additionally, each of the directors and executive officers of the Company, pursuant to lock-up agreements (the “Lock-Up Agreements”), agreed not to sell or transfer any of the Company securities which they hold, subject to certain exceptions, during the 90-day period following the closing of the offering.

The transactions contemplated by the Purchase Agreement closed on October 7, 2022.

On October 4, 2022, the Company also entered into a placement agent agreement (the “Placement Agent Agreement”) with Maxim Group LLC (the “Placement Agent”). Pursuant to the terms of the Placement Agent Agreement, the Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Securities. The Company paid the Placement Agent a cash fee equal to 7.0% of the gross proceeds generated from the sale of the Shares and Pre-Funded Warrants and reimbursed the Placement Agent for certain of its expenses in an aggregate amount of $35,000.

The Placement Agent Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company and the Placement Agent, including for liabilities under the Securities Act, other obligations of the parties, and termination provisions.

We agreed pursuant to the Purchase Agreement that as soon as practicable (and in any event within 60 calendar days of the date of Purchase Agreement), that we would file a registration statement on Form S-1 providing for the resale by the Purchaser of the shares of Common Stock issuable upon exercise of the Private Placement Warrants, use commercially reasonable efforts to cause such registration statement to become effective within 181 days following the closing date of the offerings and to keep such registration statement effective at all times until no Purchaser owns any Private Placement Warrants or shares of Common Stock issuable upon exercise thereof. The date such required registration statement is declared effective is defined herein as the “Effective Date”.

We also agreed to hold a special meeting of stockholders (which may also be at the annual meeting of stockholders) or take action via written consent of stockholders, at the earliest practical date, but no later than December 20, 2022, for the purpose of obtaining Shareholder Approval, with the recommendation of the Company’s Board of Directors that such proposal be approved, and to solicit proxies from our stockholders in connection therewith. We are required to use our reasonable best efforts to obtain such Shareholder Approval. If we do not obtain Shareholder Approval at the first meeting, we are required to call a meeting every six months thereafter to seek Shareholder Approval until the earlier of the date Shareholder Approval is obtained or the Private Placement Warrants are no longer outstanding.

Pursuant to the Purchase Agreement the Company has agreed that, subject to certain exceptions, (i) it will not issue any shares of Common Stock for a period of 90 days following the later of (A) the date of Stockholder Approval and (B) the Effective Date, subject to certain customary and pre-agreed exceptions and that (ii) it will not enter into a variable rate transaction for a period of nine months following the Effective Date.

We also agreed to provide the Purchaser a right of participation for 12 months following the closing date to participate up to 25% in any subsequent offering we may undertake of equity or debt.

The offering of the Shares, Pre-Funded Warrants and the shares of Common Stock issuable upon exercise of the Pre-Funded Warrants were made pursuant to a registration statement on Form S-3 (File No. 333- 266432), which was filed by the Company with the Securities and Exchange Commission on July 29, 2022, and declared effective on August 8, 2022, as supplemented by a prospectus supplement dated October 4, 2022.

As discussed above, the Private Placement Warrants and the shares of Common Stock issuable upon exercise of the Private Placement Warrants were not registered under the registration statement discussed above, and were instead sold in a private transaction, exempt from registration under the Securities Act.

Plans For B2C Subsidiaries Moving Forward and potential other material transactions

In April of 2022 the Board of Directors and the Chief Executive Officer of the Company authorized the exploration of strategic alternatives for the Company’s Bonum Health, LLC subsidiary. Additionally, during the three months ended September 2022 the Board of Directors and the Chief Executive Officer started evaluating strategic alternatives for the Company’s additional B2C subsidiaries of Community Specialty Pharmacy and Alliance Pharma Solutions. The Board will consider a wide range of options for these B2C subsidiaries including, among other things, a potential sale, spin-off, fund raising, combination or other strategic transaction which may also include the winding down of such entities. No final determinations regarding potential strategic alternatives for these B2C subsidiaries have been made to date.

Separately, we have had discussions with various parties seeking to merge and/or acquire us and/or certain of our operations (including, but not limited to our B2C subsidiaries). While we have not entered into any definitive agreements or understandings with any such parties to date, in the event that we do enter into a business combination or sale transaction in the future, our majority stockholders will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders will likely change the composition of our Board of Directors and replace our current management. Any combination or sale transaction may also result in a change in our business focus, which may among other things, require us to re-meet the initial listing standards of the Nasdaq Capital Market. We have not entered into any combination, acquisition or sale agreements as of the date of this filing and may not enter into such agreements in the future. Any future material combination, acquisition or sale agreements may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the listing of our common stock on the Nasdaq Capital Market, our officers, directors and majority stockholders, and the value of our securities. We may also be subject to material payments or penalties under outstanding agreements in the event of the consummation of a transaction similar to the above.

Liquidity and Capital Resources

Cash

Cash was $321,715 at September 30, 2022, compared to $3,122,578 as of December 31, 2021. See “Cash Flows” to the Notes to Consolidated Financial Statements included herein under “PART I. - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for details regarding the reasons for the cash decrease. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	September 30, 2022	December 31, 2021	Change	Percent Change
Cash	$321,715	$3,122,578	$(2,800,863)	(90)%
Current assets (excluding cash)	2,051,291	1,251,666	799,625	64%
Current liabilities (excluding short term debt)	1,894,687	926,026	968,661	105%
Short term debt (notes payable related party)	166,667	-	166,667	100%
Working capital	$311,652	$3,448,218	$(3,136,566)	(91)%

Our principal sources of liquidity have historically been cash provided by operations, sales of equity, and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses, technology development, and acquisitions. We anticipate these uses will continue to be our principal sources of, and uses of, cash in the future.

The decrease in cash as of September 30, 2022, compared to December 31, 2021, was primarily due to spending for several items including:

●	Salaries and Wages of $3.1 million;
●	Professional Fees of $0.3 million;
●	$875,000 paid in May 2022 as prepayment to purchase inventory for CSP Pharmacy;
●	$225,000 paid as part of a legal settlement in February 2022 (See “NOTE 8 – CONTINGENCIES” to the Notes to Consolidated Financial Statements included herein under “PART I. – ITEM 1. FINANCIAL STATEMENTS”);
●	$275,000 paid in connection with the SOSRx, LLC formation, as discussed above under “Recent Events”. and
●	The Company also received $550,000 (less the origination fee) in June 2022 and $275,000 (less the origination fee) in September 2022 for the sale of future revenue, (See “NOTE 4 – CONTINGENT FUNDING LIABILITIES” to the Notes to Consolidated Financial Statements included herein under “PART I. – ITEM 1. FINANCIAL STATEMENTS”).

Liquidity Outlook cash explanation

Cash Requirements

Our primary objectives for the remainder of 2022 are to continue the development of the DelivMeds technology, to take steps in an effort to increase our client base and operational revenue on our Trxade Inc. and Trxade Prime platforms, and to complete potential strategic transactions of our business-to-consumer subsidiaries, which may include a potential sale, spin-off, fund raising, combination or other strategic transaction, and also include the winding down of such entities. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all. We may also raise additional funding in the future through the sale of equity.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses from October 2022 to September 2023	Amount
General and administrative (1)	$6,000,000
Total	$6,000,000

(1) Includes estimated wages and payroll, legal and accounting, marketing, rent and web development.

During the period of July to September 2022, the Company executed several measures to reduce operating costs including an annual reduction in salary and wages expense of approximately $1 million, reductions in expenses related to offshore staffing expenses of approximately $48,000 annually, and technology development costs; these reductions are included in the projected operating expenses of $6 million referenced above. The Company will continue to evaluate certain fixed overhead expenses for opportunities to make additional reductions in expenses.

Even with these changes we determined that we will still require additional funding in the future to support our operations. In order to raise a portion of the required additional funding, on October 7, 2022 the Company closed on the offering discussed above, resulting in gross proceeds to the Company of approximately $1.75 million. The net proceeds to the Company from the offering were approximately $1.5 million, after deducting placement agent fees and expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from the offering for general corporate purposes.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the following periods:

	Nine Months Ended September 30,			Percent
	2022	2021	Change	Change
Net Income	$(2,606,839)	$(4,531,543)	$1,924,704	42%
Net cash provided by (used in):
Operating Activities	(2,755,979)	(2,139,511)	(616,468)	(29)%
Investing Activities	(312,902)	-	(312,902)	100%
Financing Activities	268,018	(208,178)	476,196	(229)%
Net decrease in cash	$(2,800,863)	$(2,347,689)	$(453,174)	(19)%

Cash used in operations for the nine months ended September 30, 2022, was $2,755,979 , compared to cash used in operations for the nine months ended September 30, 2021, of $2,139,511. The increase in cash used in operations for the nine months ended September 30, 2022, compared to September 30, 2021 was mainly due to

●	$875,000 paid in May 2022 as pre-payment for pharmacy inventory ordered from the manufacturer to fulfill a sales order received;
●	Approximately $336,000 in research and development costs related to our DelivMeds mobile application;
●	$225,000 was paid in February 2022 as part of a legal settlement (See “NOTE 7 – CONTINGENCIES” to the Notes to Consolidated Financial Statements included herein under “PART I. - ITEM 1. FINANCIAL STATEMENTS”);
●	Amounts we received as payments related to our settlement with GSG that were recorded as credit to bad debt expense and legal expense (See “NOTE 7 – CONTINGENCIES” to the Notes to Consolidated Financial Statements included herein under “PART I. - ITEM 1. FINANCIAL STATEMENTS”) and;
●	Amounts we received in connection with a settlement from our insurance company related to a cyber incident in April of 2022 that also offset approximately $123,000 of expense previously recorded in the six months ended June 2022.

Cash used in investing activities for the nine months ended September 30, 2022, was $312,902 and $0 for the nine months ended September 30, 2021. The increase in cash used by investing activities is related to the capitalization of software and development costs.

Cash provided in financing activities for the nine months ended September 30, 2022, was $268,018 compared to cash used for financing activities for the nine months ended September 30, 2021, which was $208,178. The variance was mainly due to approximately $550,000 and $275,000 of receivables funding received in July and September 2022 as referenced above under “recent events”. In February 2022, the Company also paid $275,000 as part of the $325,000 contribution of capital in the SOSRx formation, discussed above.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended September 30, 2022, compared to Three Month Period Ended September 30, 2021

	Three Months Ended September 30,			Percentage
	2022	2021	Change	Change
Revenues	$2,400,311	$2,550,046	(149,735)	-5.87%
Cost of sales	998,320	1,269,005	(270,685)	(21.3)%
Gross profit	1,401,991	1,281,041	120,950	9.4%
Operating expenses:
Loss on inventory investment	-	1,285	(1,285)	(100)%
Technology, research & development	298,586	338,637	(40,051)	-11.83%
Wages and salary	937,062	1,015,816	(78,754)	(7.8)%
Accounting and legal	191,611	98,867	92,744	93.8%
Professional fees	95,275	205,457	(110,182)	(53.6)%
Other general and administrative (less stock-based compensation expense)	257,272	755,297	(498,025)	(65.9)%
Warrants and options expense	29,216	161,808	(132,592)	(81.9)%
Total operating expenses	1,809,022	2,577,167	(768,145)	(29.8)%
Interest, net	(121,711)	(5,622)	(116,089)	(2,064.9)%
Gain on disposal of asset	-	-	-	0%
Net (Loss) from operations	$(528,742)	$(1,301,748)	$773,006	(59.4)%

Net loss attributable to TRxADE Health, Inc.	(503,003)	$(1,301,748)	798,745	(61.4)%
Net loss attributable to non-controlling interests	(25,739)	-	(25,739)	100.0%

Our revenues for the three months ended September 30, 2022, were from the Trxade platform, Community Specialty Pharmacy, Integra Pharma Solutions and Bonum Health. Revenues decreased by $149,735, compared to the same period ended September 30, 2021. Trxade Inc revenue generated from platform sales increased 6% and revenue generated by Trxade Prime decreased approximately 11% for the three months ended September 30, 2022 compared to the same period ended September 30, 2021. The decrease in revenue for Trxade Prime is related to decreased sales, see “Company Overview - Integra Pharma Solutions” to the Notes to Consolidated Financial Statements included herein under “PART I. - ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. Community Specialty Pharmacy had a decrease in revenue of 25% due to decreased sales mainly driven by the loss of business from hurricane Ian the last week of September 2022; this decrease in revenue is compared to the same period ended September 30, 2021.

For the three-month period ended September 30, 2022, cost of goods sold and gross profit were $998,320 and $1,401,991, respectively, and $1,269,005 and $1,281,041, respectively for the same period in 2021. Gross profit as a percentage of sales was 58% for the three months ended September 30, 2022, compared to 50% for the three months ended September 30, 2021. The increase in gross profit is a result of increased revenue generated by the Trxade platform that have no cost of goods expense and the improved gross margins generated by Trxade Prime in the three-month period ended September 30, 2022.

General and administrative expenses (less stock-based compensation expense) decreased for the three months ended September 30, 2022, to $257,272 compared to $755,297 for the comparable period in 2021. The decrease was mainly due to an additional $630,000 bad debt expense recorded in the three-month period ended September 30, 2021 related to the GSG receivable. For the three months ended September 30, 2022 we received a settlement from the insurance company of approximately $123,000 related to a cyber incident in April 2022 that the Company recovered through its insurance policy. The settlement was recorded as an offset to the one-time non-recurring expenses recorded in the three-month period ended June 30, 2022. Also reflected in the three-month period ended September 3, 2022 is an additional expense offset of $164,148 recorded as a credit to bad debt expense related to the legal settlement with GSG (See “NOTE 8 – CONTINGENCIES” to the Notes to Consolidated Financial Statements included herein under “PART I. - ITEM 1. FINANCIAL STATEMENTS”).

We had interest expense, net of $121,711 for the three months ended September 30, 2022, compared to interest expense of $5,622 for the three months ended September 30, 2021, which increased due to accruing interest for the payment on the note due to Exchange Health in February 2023 and the repayments of the accounts receivable advances taken in 2022, the interest expense is offset by interest income from the GSG legal settlement (see discussion above under “Recent Events”).

Net loss decreased $773,006 to a net loss of $528,742 for the three months ended September 30, 2022, compared to a net loss of $1,301,748 for the three months ended September 30, 2021. The decrease in net losses is mainly driven by expense reduction initiatives implemented by management starting in July of 2022 and the $630,000 bad debt expense recorded in the comparable three-month period in 2021. For the three-month period ended September 30, 2022, the following expenses were reduced:

●	Technology expense of approximately $40,000;
●	Salary and wages expense of approximately $79,000;
●	Professional fee expense of approximately $110,000; and
●	Warrant and Options expense of approximately $133,000.

Nine Month Period Ended September 30, 2022, compared to Nine Month Period Ended September 30, 2021

	Nine Months Ended			Percentage
	2022	2021	Change	Change
Revenues	$8,919,312	$7,501,535	1,417,777	18.9%
Cost of sales	5,010,704	3,995,792	1,014,912	25.4%
Gross profit	3,908,608	3,505,743	402,865	11.5%
Operating expenses:
Loss on inventory investment	-	1,225,141	(1,225,141)	(100)%
Technology, research & development	842,433	678,110	164,323	24.2%
Wages and salary	3,185,144	2,878,237	306,907	10.7%
Accounting and legal	567,690	462,626	105,064	22.7%
Professional fees	307,341	757,263	(449,922)	(59.4)%
Other general and administrative (less stock-based compensation expense)	1,309,840	1,581,832	(271,992)	(17.2)%
Warrants and options expense	174,869	431,218	(256,349)	(59.4)%
Total operating expenses	6,387,317	8,015,712	(1,628,395)	(20.3)%
Interest, net	(132,230)	(21,574)	(110,656)	512.9%
Gain on disposal of asset	4,100	-	4,100	100%
Net (Loss) from operations	$(2,606,839)	$(4,531,543)	$1,924,704	42.47%

Net loss attributable to TRxADE Health, Inc.	(2,546,913)	(4,531,543)	1,984,630	(44)%
Net loss attributable to non-controlling interests	(59,926)	-	(59,926)	100.00%

Our revenues for the nine months ended September 30, 2022, were from the Trxade platform, Community Specialty Pharmacy, Integra Pharma Solutions and Bonum Health. Revenues increased by $1,417,777, compared to the same period ended September 30, 2021. Trxade, Inc. revenue generated from platform sales increased 10% and revenue generated by Trxade Prime increased 57% for the nine months ended September 30, 2022 compared to the same period ended September 30, 2021. CSP had a decrease in revenue of 30% compared to the same period ended September 30, 2021, this decrease in revenue was due to decreased sales resulting from hurricane Ian in September of 2022 and revenue adjustments.

For the nine-month period ended September 30, 2022, cost of goods sold and gross profit were $5,010,704 and $3,908,608, respectively, and $3,995,792 and $3,505,743, respectively for the same period in 2021. Gross profit as a percentage of sales was 44% for the nine months ended September 30, 2022, compared to 47% for the nine months ended September 30, 2021. The decrease in gross profit is a net result of Trxade Prime sales and the higher cost of goods expense in periods prior to the three-month period ended September 30, 2022 and the sales generated from the TRxADE Inc platform which do not have a cost of goods expense related to the revenue generated.

General and administrative expenses (less stock-based compensation expense) decreased for the nine months ended September 30, 2022, to $1,309,840 compared to $1,581,832 for the comparable period in 2021. The decrease was mainly due to an additional $630,000 bad debt expense recorded in the three-month period ended September 30, 2021 related to the GSG receivable. For the nine-month period ended September 30, 2022 the Company recorded a $225,000 legal settlement expense paid in February. The additional expense was offset with a $164,148 credit to bad debt expense related to the legal settlement with GSG (See “NOTE 8 – CONTINGENCIES” to the Notes to Consolidated Financial Statements included herein under “PART I. - ITEM 1. FINANCIAL STATEMENTS”).

We had interest expense, net of $132,230 for the nine months ended September 30, 2022, compared to interest expense of $21,574 for the nine months ended September 30, 2021, which increased due to payments on the accounts receivable advance and offset by income received from the settlement of the GSG lawsuit.

Net loss decreased $1,924,704 to a net loss of $2,606,839 for the nine months ended September 30, 2022, compared to a net loss of $ 4,531,543 for the nine months ended September 30, 2021. Improvements in net losses were mainly due to the loss on inventory investment expense of $1.2 million and the $630,000 bad debt expense recorded in the nine-month period ending September 2021 which significantly impacted the net losses for that period; for the same period in 2022 the Company had approximately $1.4 million in increased revenue from Trxade, Inc and Trxade Prime, decreased warrant and options expense of approximately $256,000, and decreased professional fees of approximately $450,000 due to decreased spending for off shore professional support.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mrs. Huffman, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “ITEM 1. LEGAL PROCEEDINGS” of this Quarterly Report on Form 10-Q from, “PART I – ITEM 1. FINANCIAL STATEMENTS” in the Notes to Consolidated Financial Statements in “NOTE 8 – CONTINGENCIES”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

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

Risks Relating to Our Business:

We need additional capital which may not be available on commercially acceptable terms, if at all, which creates substantial doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of September 30, 2022, the Company had an accumulated deficit of $18.8 million. We have limited financial resources, as of September 30, 2022, we had working capital of $0.3 million and a cash balance of $0.3 million. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that our condensed financial statements are issued. The financial statements incorporated by reference herein do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

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

We have no commitments for any additional financing (other than under the White Lion Purchase Agreement, which we will be prohibited from drawing down until at least nine months from the Effective Date) and such commitments may not be obtained on favorable terms, if at all. Any additional equity financing will be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital, and other financial and operational matters. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion, which could have a material adverse effect on us.

We depend on suppliers to make their drugs and other medical products available to us for resale and are subject to risks associated with the availability of these drugs and other medical products.

We do not directly manufacture any of the products we sell and instead we rely on third parties to manufacture and/or procure such drugs and other medical products for us to resell. Supply chain constraints have, and may in the future have, a negative impact on the availability of drugs and medical products that we sell. Our supplier relationships could be interrupted, become less favorable to us or be terminated and the supply of these drugs or products could be interrupted or become insufficient. Supply interruptions or other disruptions in manufacturing processes could be caused by events beyond our control, including natural disasters, supplier facility shut-downs, materials pricing, including inflation of raw material costs, labor issues, wars, trade policies, natural disasters, including hurricanes and health epidemics, trade and shipping disruptions, port congestions, actions by U.S. or international governments, including export restrictions or tariffs and other factors beyond our or our suppliers’ control. Additionally, if our suppliers do not accurately forecast and effectively allocate production or if they are not willing to allocate sufficient production to us, it may reduce our access to products and require us to search for new suppliers. A sustained supply reduction or interruption, and an inability to develop alternative and additional sources for such supply, could result in lost sales, increased cost, damage to our reputation, and may have an adverse effect on our business.

Our industry and the broader US economy have experienced higher than expected inflationary pressures in the first three quarters of 2022, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, results of operations and cash flows could be materially and adversely affected.

The first three quarters of 2022 have seen significant increases in the costs of certain materials, products and shipping costs, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Service, materials and shipping costs have also increased accordingly with general supply chain and inflation issues seen throughout the United States leading to increased operating costs. Recent supply chain constraints and inflationary pressures may continue to adversely impact our operating costs and may negatively impact our ability to procure and ship products in a timely and cost-effective manner, if at all, which could result in reduced margins and lack of products and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Economic uncertainty may affect our access to capital and/or increase the costs of such capital.

Global economic conditions continue to be volatile and uncertain due to, among other things, consumer confidence in future economic conditions, fears of recession and trade wars, the price of energy, fluctuating interest rates, the availability and cost of consumer credit, the availability and timing of government stimulus programs, levels of unemployment, increased inflation, tax rates, and the war between Ukraine and Russia which began in February 2022. These conditions remain unpredictable and create uncertainties about our ability to raise capital in the future. In the event required capital becomes unavailable in the future, or more costly, it could have a material adverse effect on our business, results of operations, and financial condition.

Our business has in the past been, and may in the future be, subject to data security risks, including security breaches.

We, or our third-party vendors on our behalf, collect, process, store and transmit substantial amounts of information, including information about our members and customers. We take steps to protect the security and integrity of the information we collect, process, store or transmit, but there is no guarantee that inadvertent or unauthorized use or disclosure will not occur or that third parties will not gain unauthorized access to this information despite such efforts. Security breaches, computer malware, computer hacking attacks and other compromises of information security measures have become more prevalent in the business world and may occur on our systems or those of our vendors in the future. In April of 2022 we had an incident with an email account being compromised and an attempt was made to get us to send outgoing money via ACH. We did fall victim to the attempt and realized in May of 2022 what had happened. Approximately $123,000 in funds were sent to the fraudulent party, a claim was made with our insurance carrier and we were able to recover the lost funds. We conducted a thorough investigation, performed clean up procedures, and instituted additional security measures to mitigate the risk of this incident from occurring in the future. We and our third-party vendors are at risk of suffering from similar attacks and breaches. Although we take steps to maintain confidential and proprietary information on our information systems, these measures and technology may not adequately prevent security breaches and we rely on our third-party vendors to take appropriate measures to protect the security and integrity of the information on those information systems. Because techniques used to obtain unauthorized access to or to sabotage information systems change frequently and may not be known until launched against us, we may be unable to anticipate or prevent these attacks. In addition, a party who is able to illicitly obtain a customer’s identification and password credentials may be able to access the customer’s account and certain account data.

Any actual or suspected security breach or other compromise of our security measures or those of our third-party vendors, whether as a result of hacking efforts, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering or otherwise, could harm our reputation and business, damage our brand and make it harder to retain existing members and customers or acquire new ones, require us to expend significant capital and other resources to address the breach, and result in a violation of applicable laws, regulations or other legal obligations. Our insurance policies may not cover, or may not be adequate to reimburse us for, losses caused by any such security breach.

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

In February 2022, we entered into various agreements with Exchange Health, whereby we agreed to capitalize and fund SOSRx. In connection therewith, on February 15, 2022, we issued a promissory note to SOSRx in the amount of $500,000, which was immediately assigned to Exchange Health, and agreed to make an earn out payment of up to $400,000, payable, at the Company’s discretion, in cash or common stock of the Company, based on SOSRx achieving certain revenue targets of SOSRx. Specifically, the Earn Out Payments require the Company to pay (a) $25,000 to Exchange Health if total revenue for SOSRx is over $0.7 million, and $25,000 to Exchange Health if total EBITDA is over $0.5 million, for the fiscal year ending 2022; (b) $87,500 to Exchange Health if total revenue for SOSRx is over $3.3 million, and $87,500 to Exchange Health if total EBITDA is over $2.95 million, for the fiscal year ending 2023; and (c) $87,500 to Exchange Health if total revenue for SOSRx is over $5.7 million, and $87,500 to Exchange Health if total EBITDA is over $4.9 million, for the fiscal year ending 2024, provided that certain amounts will be payable in the event at least 95% of such milestones are met, and such payments will be grossed up or down by up to 5% of such amounts, if such milestone amounts are between 95% and 105% of the required thresholds. At the Company’s option, the Earn Out Payments may be paid in cash or shares of common stock, valued at the then current trading price of the Company’s common stock. If one year’s milestones are not achieved, no earnout will be payable for that year and those earn out payments will not be eligible to be earned in any other year. Management has reviewed the financial statements of SOSRx and has determined that as of September 30, 2022, the Earn Out Payments are unlikely and have not been accrued.

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

We have started a process to explore strategic alternatives for the Company’s B2C subsidiaries and may undertake other transactions in the future which may result in a material change in our operations and/or a change of control.

In April 2022, the Board of Directors authorized the Company’s Chief Executive Officer to explore strategic alternatives for the Company’s Bonum Health, LLC subsidiary. In the three months ended September 30, 2022 the Board of Directors and the Chief Executive Officer started evaluating the additional B2C subsidiaries of Community Specialty Pharmacy and Alliance Pharma Solutions, and agreed to explore strategic alternative for these subsidiaries as well. As part of this process, the Board will consider a wide range of options including, among other things, a potential sale, spin-off, fund raising, combination or other strategic transaction, which may also include the winding down of such entity. The outcome of this process may result in the liquidation of the subsidiary assets for significantly less than we paid for them, the write-off of prior expenses incurred in connection with the development of such assets and may have a material adverse effect on our results of operations and liquidity. Notwithstanding the above, the Board of Directors will seek to maximize the value of such assets and operations to the extent possible.

Separately, we have had discussions with various parties seeking to merge and/or acquire us and/or our operations (including, but not limited to our B2C subsidiaries). While we have not entered into any definitive agreements or understandings with any such parties to date, in the event that we do enter into a business combination or sale transaction in the future, our majority stockholders will likely change and new shares of common stock or preferred stock could be issued resulting in substantial dilution to our then current stockholders. As a result, our new majority stockholders will likely change the composition of our Board of Directors and replace our current management. Any combination or sale transaction may also result in a change in our business focus, which may among other things, require us to re-meet the initial listing standards of the Nasdaq Capital Market. We have not entered into any combination, acquisition or sale agreements as of the date of this filing and may not enter into such agreements in the future. Any future material combination, acquisition or sale agreements may have a material effect on our operations, cash flows, results of operations, prospects, plan of operations, the listing of our common stock on the Nasdaq Capital Market, our officers, directors and majority stockholders, and the value of our securities. We may also be subject to material payments or penalties under outstanding agreements in the event of the consummation of a transaction similar to the above.

Upon the occurrence of an event of default under our Receivables Agreement, our cash flows may be adversely affected.

On June 27, 2022 and September 14, 2022, the Company entered into non-recourse funding agreements with the same third-party funder for the purchase and sale of future receivables (the “Receivables Agreements”), Pursuant to the Receivables Agreements, the third-party agreed to fund the Company on June 27, 2022 $550,000 to purchase $792,000 of future receivables; and fund the Company again on September 14, 2022 $275,000 to purchase $396,000 of future receivables. Under the Receivables Agreements, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $27,500 and $15,000 as origination fees in connection with the Receivables Agreements. The Receivables Agreements also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default,

Upon the occurrence of an event of default under the Receivables Agreement, we are required to pay the third-party funder 100% of future receivables equal to the entire purchased amount. While the Receivables Agreement is in place, we are prohibited from selling any other receivables. As a result, if an event of default occurs under the Receivables Agreement, 100% of our sales revenue would be required to be paid until such time as the amount owed under the Receivables Agreement is paid in full. If this were to occur, our cash flows would be adversely affected and we may not have sufficient liquidity to pay our debt obligations and expenses, may be forced to raise additional funds which may not be available on favorable terms, if at all, and may be forced to curtail certain of our business activities, any of which may cause the value of our securities to decline in value.

Risks Relating to our Securities:

Resales of our common stock in the public market may cause the market price of our common stock to fall.

Sales of a substantial number of shares of our common stock could occur at any time. The issuance of new shares of our common stock could result in resales of our common stock by our current stockholders concerned about the potential ownership dilution of their holdings. In turn, these resales could have the effect of depressing the market price for our common stock.

If we do not maintain a current and effective prospectus relating to the common stock issuable upon exercise of the Private Placement Warrants, holders may exercise such Private Placement Warrants on a “cashless basis.”

Assuming Stockholder Approval is received, if we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the Private Placement Warrants at the time that holders wish to exercise such warrants, they will be able to exercise them on a “cashless basis”. As a result, the number of shares of common stock that holders will receive upon exercise of the Private Placement Warrants will be fewer than it would have been had such holders exercised their Private Placement Warrants for cash. Under the terms of the Purchase Agreement, we have agreed to file a registration statement to register the shares of common stock issuable upon the exercise of the Private Placement Warrants (the “Private Placement Warrant Shares”), as soon as practicable (and in any event within 60 calendar days of the date of the Purchase Agreement), and use commercially reasonable efforts to cause such registration statement to become effective within 181 days following the closing date of the offering of the Securities and to keep such registration statement effective at all times until the investor holds no Private Placement Warrants or Private Placement Warrant Shares issuable upon exercise thereof. However, we cannot assure you that we will be able to do so. If the Private Placement Warrants are exercised on a “cashless” basis, we will not receive any consideration from such exercises.

Provisions of the Private Placement Warrants could discourage an acquisition of us by a third party.

Certain provisions of the Private Placement Warrants could make it more difficult or expensive for a third party to acquire us. The Private Placement Warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the Private Placement Warrants. Further, the Private Placement Warrants provide that, in the event of certain transactions constituting “fundamental transactions,” with some exception, holders of such warrants will have the right, at their option, to require us to repurchase such warrants at a price described in such warrants. These and other provisions of the Private Placement Warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

The Private Placement Warrants have certain anti-dilutive rights.

The Private Placement Warrants include full ratchet anti-dilutive rights in the event any shares of common stock or other equity or equity equivalent securities payable in common stock are granted, issued or sold (or the Company enters into any agreement to grant, issue or sell), or in accordance with the terms of the warrant agreement evidencing the Private Placement Warrants, are deemed to have granted, issued or sold, in each case, at a price less than the exercise price, which automatically decreases the exercise price of the Warrants upon the occurrence of such event, as described in greater detail in the warrant agreement, subject to a minimum exercise price of $0.232 per share. Such anti-dilution rights, if triggered, could result in a significant decrease in the exercise price of the Private Placement Warrants, which could result in significant dilution to existing stockholders.

The Private Placement Warrants may be accounted for as liabilities and the changes in value of such Private Placement Warrants may have a material effect on our financial results.

We are currently evaluating the terms of the warrant agreements entered into in connection with the sale of the Private Placement Warrants. It is possible that we and/or our auditors will conclude that because of the terms of such Private Placement Warrants, such Private Placement Warrants should be accounted for as liability instruments. As a result, the Company would be required to classify the Private Placement Warrants as liabilities. Under the liability accounting treatment, the Company would be required to measure the fair value of these instruments at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. In the event the Private Placement Warrants are required to be accounted for under liability accounting treatment, we will recognize noncash gains or losses due to the quarterly fair valuation of these warrants which could be material. The impact of changes in fair value on our earnings may have an adverse effect on the market price of our common stock and/or our stockholders’ equity, which may make it harder for us to, or prevent us from, meeting the continued listing standards of The Nasdaq Capital Market.

We are currently prohibited from filing any new registration statements on Form S-3 and effective upon the date that our Annual Report on Form 10-K for the year ended December 31, 2022 is filed with the Commission, we will be prohibited from using our Shelf Form S-3 until at least October 2023.

Due to our inadvertent failure to timely file a Current Report on Form 8-K, we are currently prohibited from using Form S-3 to register securities with the Commission. Separately, effective on the date that we file our Annual Report on Form 10-K for the year ended December 31, 2022, our ability to use our previously effective shelf Form S-3, will be suspended until at least October 2023. As a result, we will be required to use Form S-1, a longer-form registration statement for future offerings, and will be prohibited, after the date our 2022 Annual Report is filed, until at least October 2023, from undertaking at-the-market offerings. Furthermore, in the event that the Pre-Funded Warrants have not been exercised in full by such date, the shares of common stock issuable upon exercise of the Pre-Funded Warrants will need to be registered on Form S-1 in order to continue to be registered under the Securities Act.

There may be future sales of our common stock, which could adversely affect the market price of our common stock and dilute a stockholder’s ownership of common stock.

The exercise of (a) any options granted to executive officers and other employees under our equity compensation plans and (b) of any warrants, and other issuances of our common stock could have an adverse effect on the market price of the shares of our common stock. Other than restrictions in connection with the recent offering, we are not restricted from issuing additional shares of common stock, including any securities that are convertible into or exchangeable for, or that represent the right to receive shares of common stock, provided that we are subject to the requirements of the Nasdaq Capital Market (which generally requires stockholder approval for any transactions which would result in the issuance of more than 20% of our then outstanding shares of common stock or voting rights representing over 20% of our then outstanding shares of stock). Sales of a substantial number of shares of our common stock in the public market or the perception that such sales might occur could materially adversely affect the market price of the shares of our common stock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Accordingly, our stockholders bear the risk that our future offerings will reduce the market price of our common stock and dilute their stock holdings in us.

You may experience future dilution as a result of future equity offerings.

In order to raise additional capital, we may in the future offer additional shares of our common stock or other securities convertible into or exchangeable for our common stock. We cannot assure you that we will be able to sell shares or other securities in any other offering at a price per share that is equal to or greater than the price per share paid by investors in this offering, and investors purchasing our shares or other securities in the future could have rights superior to existing stockholders. The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock in future transactions may be higher or lower than the price per share in this offering.

The issuance and sale of common stock upon exercise of the Private Placement Warrants may cause substantial dilution to existing stockholders and may also depress the market price of our common stock.

Assuming Stockholder Approval is received, the Private Placement Warrants will be exercisable for up to 2,633,045 shares of common stock, provided that the Private Placement Warrants contain a provision limiting each holder’s ability to exercise the warrants if such exercise would cause the holder’s (or any affiliate of any such holder) holdings in the Company to exceed 4.99% of the Company’s issued and outstanding shares of common stock (which may be increased or decreased with 61 days prior written notice from the holder, to up to 9.99% of the Company’s issued and outstanding shares of common stock). The ownership limitation does not prevent such holder from exercising some of the warrants, selling those shares, and then exercising the rest of the warrants, while still staying below the 4.99% limit. In this way, the holder of the warrants could sell more than this limit while never actually holding more shares than this limit allows. If the holder of the warrants chooses to do this, it will cause substantial dilution to the then holders of our common stock.

If exercises of the warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline. In addition, the common stock issuable upon exercise of the warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which stockholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the warrant holders, then the value of our common stock will likely decrease.

Future sales of our common stock could cause our stock price to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our stockholders might sell shares of our common stock could also depress the market price of our common stock. Up to $100,000,000 in total aggregate value of securities have been registered by us on a “shelf” registration statement on Form S-3 (File No. 333-266432) that we filed with the Securities and Exchange Commission on July 29, 2022, and which was declared effective on August 8, 2022. There is an aggregate of over $97 million in securities which are eligible for sale in the public markets from time to time, subject to the requirements of Form S-3, which limits us, until such time, if ever, as our public float exceeds $75 million, from selling securities in a public primary offering under Form S-3 with a value exceeding more than one-third of the aggregate market value of the common stock held by non-affiliates of the Company every twelve months. Additionally, if our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline significantly. The market price for shares of our common stock may drop significantly when such securities are sold in the public markets. A decline in the price of shares of our common stock might impede our ability to raise capital through the issuance of additional shares of our common stock or other equity securities.

Our Chief Executive Officer and President are our two largest stockholders and, as a result, they can exert significant control over us and have actual or potential interests that may differ from yours.

Mr. Suren Ajjarapu, our CEO, and Mr. Prashant Patel, our President, beneficially own, in the aggregate, over 46% of our common stock. As a result, these stockholders, acting together, will be able to significantly influence many matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and may affect the market price of our stock.

Further, Mr. Ajjarapu and Mr. Patel may have interests that differ from those of other holders of our common stock. As a result, Mr. Ajjarapu and Mr. Patel may vote the shares they own or control or otherwise cause us to take actions that may conflict with your best interests as a stockholder, which could adversely affect our results of operations and the trading price of our common stock.

Through this control, Mr. Ajjarapu and Mr. Patel may be able to control our management, affairs and all matters requiring stockholder approval, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure and the composition of our Board of Directors.

We are not currently in compliance with Nasdaq’s continued listing standards and may not be able to maintain the listing of our common stock on the Nasdaq Capital Market.

Our common stock was approved for listing on The Nasdaq Capital Market under the symbol “MEDS”, in February 2020. On July 29, 2022, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, we reported stockholders’ equity of $1,804,533, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Rule”). Nasdaq gave us until September 12, 2022 to submit to Nasdaq a plan to regain compliance, and we submitted a compliance plan prior to that deadline.

We submitted the plan to regain compliance in a timely manner, and on October 17, 2022, Nasdaq advised the Company that it has determined to grant the Company an extension to regain compliance with the Rule.

The terms of the extension are as follows: on or before January 25, 2023, the Company must complete certain contemplated transactions which the Company has advised Nasdaq will allow it to re-meet the requirements of the Rule (including the public sale of $1.75 million of common stock (or pre-funded warrants), which transaction was completed on October 7, 2022), and opt for one of the two following alternatives to evidence compliance with the Rule: Alternative 1, completion of a transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing, and disclosure of that event, along with certain other information, in a public filing with the SEC, including that as of the date of the report, the Company believes it has regained compliance with the stockholders’ equity requirement and a disclosure stating that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement; or Alternative 2, completion of a transaction or event that enabled the Company to satisfy the stockholders’ equity requirement for continued listing, and disclosure of that event, along with certain other information, in a public filing with the SEC, including pro forma adjustments and a pro forma balance sheet must evidence compliance with the Rule, and disclosure that the Company believes it has regained compliance with the stockholders’ equity requirement and a disclosure stating that Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement. Additionally, in either case the Company is required to disclose that if at the time of its next periodic report, the Company does not evidence compliance, that it may be subject to delisting.

Regardless of which alternative the Company chooses, if the Company fails to evidence compliance upon filing its next periodic report with the SEC and Nasdaq, the Company may be subject to delisting. In the event the Company does not satisfy these terms, Nasdaq will provide written notification that its securities will be delisted. At that time, the Company may appeal Nasdaq’s determination to a Hearings Panel.

We are currently in the process of accounting for the transactions related to the recent sale of $1.75 million in shares of common stock and pre-funded warrants, and concurrent private placement of warrants to purchase up to 2,663,045 shares of common stock, which may result in us regaining compliance with the Rule; however, we may not be in compliance with the Rule even after the offering. Separately, the Company is continuing to pursue various other potential courses of action to regain compliance with the Rule. The Company is confident that it can regain compliance with Nasdaq’s minimum stockholders’ equity standard within the timeframe set forth above.

There is also no guarantee that we will be able to maintain our listing on The Nasdaq Capital Market for any period of time by perpetually satisfying Nasdaq’s continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from Nasdaq.

Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years. As discussed above of June 30, 2022 and September 30, 2022, our stockholders’ equity was below $2.5 million and we did not otherwise meet the net income requirements described above, and as such, we are not currently in compliance with Nasdaq’s continue listing standards. If we fail to timely remedy our compliance with the applicable requirements, our stock may be delisted.

Additional requirements we must meet to continue our listing on The Nasdaq Capital Market include the requirement that we maintain a stock price over $1.00 per share.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities during the quarter ended September 30, 2022, and from the period from October 1, 2022, to the filing date of this report, which have not previously been disclosed in a prior Current Report on Form 8-K, except as described below.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table sets forth share repurchase activity for the respective periods:

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1-July 31, 2022	—	$—	—	$100,000
August 1-August 31, 2022	—	$—	—	$100,000
September 1, 2022- September 30, 2022	—	—	—	$100,000
Total	—	$—	—	$100,000

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On September 14, 2022 and June 27, 2022, the Company entered into Agreement for the Purchase and Sale of Future Receipts Agreements (the “Receivables Agreements”), with Agile Capital Funding LLC (“Agile”). Pursuant to the Receivables Agreements, the Company sold $792,000 of receivables for $550,000 (less the origination fee discussed below) and $396,000 of receivables for $275,000, respectively, which amounts will be paid in weekly installments equal to 18% of the proceeds of each future sale made by the Company. We also paid a $27,500 and $15,000 origination fee in connection with each of the Receivables Agreements, respectively. The Receivables Agreements allows for Agile to file UCCs securing the payment of amounts due under the Receivables Agreements and include customary events of default. Upon the occurrence of an event of default under the Receivables Agreements, we are required to pay Agile 100% of the proceeds from future sales until Agile is paid in full, and the entire amount of receivables is payable in full immediately. While the Receivables Agreements are in place, we are prohibited from selling any other receivables.

A copy of the June 27, 2022 and September 14, 2022 Agreement for the Purchase and Sale of Future Receipts are incorporated by reference herein as Exhibit 10.1 and attached hereto as Exhibit 10.9, respectively.

ITEM 6. EXHIBITS

				Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
1.1	Placement Agency Agreement dated October 4, 2022, between TRxADE HEALTH, INC. and Maxim Group LLC	8-K	001-39199	1.1	10/7/2022
4.1	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-39199	4.1	10/7/2022
4.2	Form of Common Stock Purchase Warrant	8-K	001-39199	4.2	10/7/2022
10.1+	Agreement for the Purchase and Sale of Future Receipts dated June 27, 2022, by and between TRxADE HEALTH, INC. and Agile Capital Funding LLC and Guaranty of Performance dated June 27, 2022, by TRxADE HEALTH, INC. in favor of Agile Capital Funding LLC	10-Q	001-39199	10.4	7/25/2022
10.2	Second Amendment to Employment Agreement with Mr. Ajjarapu	8-K	001-39199	10.3	9/1/2022
10.3	First Amendment to Employment Agreement with Mr. Patel	8-K	001-39199	10.5	9/1/2022
10.4	Amendment to Offer Letter with Ms. Huffman	8-K	001-39199	10.7	9/1/2022
10.5	Form of Restricted Stock Grant Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan (August 2022 Employee and Officer Grants)	8-K	001-39199	10.9	9/1/2022
10.6	Form of Restricted Stock Grant Agreement Trxade Group, Inc Amended and Restated 2019 Equity Incentive Plan (August 2022 Board Grants)	8-K	001-39199	10.10	9/1/2022
10.7	Common Stock Purchase Agreement, dated September 7, 2022, by and between TRxADE HEALTH, Inc. and White Lion Capital LLC	8-K	001-39199	10.1	9/13/2022
10.8	First Amendment to Common Stock Purchase Agreement, dated September 12, 2022, by and between TRxADE HEALTH, Inc. and White Lion Capital LLC	8-K	001-39199	10.2	9/13/2022
10.9	Second Amendment to Common Stock Purchase Agreement, dated September 12, 2022, by and between TRxADE HEALTH, Inc. and White Lion Capital LLC	8-K	001-39199	10.3	9/13/2022
10.10+	Agreement for the Purchase and Sale of Future Receipts dated September 14, 2022, by and between TRxADE HEALTH, INC. and Agile Capital Funding LLC and Guaranty of Performance dated September 14, 2022, by TRxADE HEALTH, INC. in favor of Agile Capital Funding LLC					X
10.11+	Form of Securities Purchase Agreement dated October 4, 2022, by and between TRxADE HEALTH, INC. and the Purchaser	8-K	001-39199	10.1	10/7/2022
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

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

Date: November 7, 2022

By:	/s/ Janet Huffman
Janet Huffman
Chief Financial Officer (Principal Accounting/Financial Officer)

Date: November 7, 2022

