Form 10-K
period 2022-12-31
TRxADE HEALTH, INC
filed 2023-03-27
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

As of March 23, 2023, there were 10,110,878 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the “2023 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2023 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains statements that constitute forward-looking statements which are subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These factors include those set forth below and those disclosed under “Risk Factors”, below. Forward-looking statements in this Annual Report may include, for example, statements about:

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

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in this Annual Report.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved.

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. “Fiscal 2022” means the Fiscal year ended December 31, 2022, whereas Fiscal 2021 means the year ended December 31, 2021.

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

Where You Can Find Other Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “NASDAQ: MEDS,” “SEC Filings” page of our website at www.rx.trxade.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website addresses are www.rx.trxade.com www.trxadegroup.com, www.rx.trxade.com, www.bonumhealth.com, www.comsprx.com, and www.rxintegra.com. Information on our websites is not incorporated by reference into this Form 10-K. The information on, or that may be accessed through, our website is not incorporated by reference into this Report and should not be considered a part of this Report.

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

February 2020 Reverse Stock Split and NASDAQ Capital Market Listing

On October 9, 2019, our Board of Directors, and on October 15, 2019, stockholders holding a majority of our outstanding voting shares, approved resolutions authorizing a reverse stock split of the outstanding shares of our common stock in the range from one-for-two (1-for-2) to one-for-ten (1-for-10), and provided authority to our Board of Directors to select the ratio of the reverse stock split in their discretion (the “Stockholder Authority”). On February 12, 2020, the Board of Directors of the Company approved a stock split ratio of 1-for-6 (“Reverse Stock Split”) in connection with the Stockholder Authority and the Company filed a Certificate of Amendment with the Secretary of State of Delaware to affect the Reverse Stock Split. The Reverse Stock Split became effective at 12:01 a.m. Eastern Standard Time on February 13, 2020. The Reverse Stock Split was completed in order to allow us to meet the initial listing criteria of The NASDAQ Capital Market.

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

In February of 2022 we entered into an agreement with Exchange Health to own 51% of SOSRx, LLC a Delaware limited liability company. In December of 2022 management determined that the subsidiary did not generate significant revenue and the assets were 100% impaired. In February of 2023 we voluntarily withdrew from the agreement with Exchange Health.

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

Bonum Health Asset Acquisition

On October 23, 2019, Bonum Health, LLC, a Delaware limited liability company, and a wholly-owned subsidiary of the Company (“Bonum Health”) entered into an Asset Purchase Agreement with Bonum Health, LLC, a Florida limited liability company (“Seller”) and the sole member of the Seller (the “Member”). Pursuant to the Asset Purchase Agreement, the Company (through Bonum Health) acquired from the Seller, certain specified assets and certain specified contracts associated with the assets of the Seller’s operation as a telehealth service provider (the Tele Meds Platform)(the “Assets”). Included with the acquisition of the Assets, were contracts (relating to the Assets), intellectual property for the Bonum Health Tele Medicine software & technology and personal computers. The Company agreed to provide the Seller consideration equal to 41,667 shares of restricted common stock of the Company at the closing, and the Seller had the right to earn up to an additional 108,334 shares of restricted common stock of the Company in the event certain milestones were met within the first anniversary of the Closing date, none of which were met.

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

We began operations as Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) in August of 2010 and spent over two years creating and enhancing our web-based services. The Company changed its name on June 1, 2021, from “Trxade Group, Inc” to “TRxADE HEALTH, INC.” Our services provide pricing transparency, purchasing capabilities and other value-added services on a single platform focused on serving the nation’s approximately 19,397 independent pharmacies with annual purchasing power of $67.1 billion (according to the National Community of Pharmacists Association’s 2021 Digest). Our national wholesale supply partners and manufacturers are able to fulfill orders on our platform in real-time and provide pharmacies and wholesale suppliers with cost-saving payment terms and next-day delivery capabilities in unrestrictive states. We have expanded significantly since 2015 and now serve approximately 14,400+ registered members on our sales platform.

Our Principal Products and Services and their Markets

Trxade.com is a web-based pharmaceutical marketplace engaged in promoting and enabling commerce among independent pharmacies, small chains, hospitals, clinics, and alternate dispensing sites with large pharmaceutical suppliers nationally. Our marketplace has over 60 national and regional pharmaceutical suppliers providing over 120,000 branded and generic drugs, including over-the-counter drugs (OTCs), and drugs available for purchase by pharmacists. We serve approximately 14,400+ registered members, providing access to Trxade’s proprietary pharmaceutical database and data analytics regarding medication pricing. We generate revenue from these services by charging a transaction fee to the seller of the products for sales conducted via the Trxade platform. The buyers do not bear the cost of transaction fees for the purchases that they make, nor do they pay a fee to join or register with our platform. Substantially all of our revenues during Fiscal 2022 and Fiscal 2021, were from platform revenue generated on www.rx.trxade.com, product sales through Integra Pharma Solutions, LLC, and prescription sales through Community Specialty Pharmacy, LLC.

Status of current and new or enhanced products and services

We have a number of products and services in operation and others still under development, which are described below.

Integra Pharma Solutions, LLC. Integra is intended to serve as our logistics company for pharmaceutical distribution.

Community Specialty Pharmacy, LLC. We acquired Community Specialty Pharmacy, LLC, a Florida limited liability company (“CSP”), on October 15, 2018. CSP is an accredited pharmacy located in St. Petersburg, Florida, which focuses on specialty medications and operates with an innovative pharmacy model that offers home delivery services to any patient thereby providing convenience.

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

Trxade Prime. Trxade Prime allows pharmacy members on the Trxade platform to process, consolidate and ship purchase orders that are placed directly with Trxade suppliers via the Trxade Prime. This service is provided at no cost, with the goal of offering a single tool with one low order minimum, one invoice, one package and one delivery from multiple quality wholesalers and distributors. Revenue has been generated from this service though our Integra subsidiary, which provides the consolidation of the orders.

Bonum Health Hub and Application. The “Bonum Health Hub”, a self-enclosed, free-standing virtual examination room, was launched by the Company’s wholly-owned Bonum Health, LLC subsidiary, in November 2019 and was expected to be operational in April 2020; however, due to the COVID-19 pandemic, the Company does not anticipate installations moving forward, and has taken a write off of the hubs purchased at June 30, 2021 in the amount of $143,891, which is included under loss on inventory investments in the statement of operations for Fiscal 2021.

The “Bonum Health app,” which provides an overall healthcare experience comparable to a Primary Care practitioner, and an online portal as a personal electronic medical record and scheduling system is available on a subscription basis, primarily as a stand-alone telehealth software application that can be licensed on a business-to-business (B2B) model to clients as an employment health benefit for the clients’ employees. Revenue has been generated from this service through our Bonum subsidiary.

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

SOSRx, LLC. On February 15, 2022, the Company entered into a relationship with Exchange Health, LLC, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals (“Exchange Health”). SOSRx LLC, a Delaware limited liability company (“SOSRx”), was formed, which is owned 51% by the Company and 49% by Exchange Health. SOSRx did not generate material revenue and in February of 2023, subsequent to Fiscal 2022, the Company voluntarily withdrew from the joint venture agreement. The asset impairment is reflected in the statement of operations for Fiscal 2022 as impairment of intangible asset. Additionally, the Company contributed a cash investment of $275,000 in February of 2022 when the joint venture was formed. The Company did not recover this investment as part of the withdrawal settlement.

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

Competitive Business Conditions, Our Competitive Position in our Industry, and our Methods of Competition

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

Other Start-up Companies Which Provide Competitive Services

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

Buying Groups

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

Pharmaceutical Software

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

Telehealth Providers

We also anticipate facing competition in the telehealth industry (in connection with Bonum Health) from current and future health care companies in the telehealth market including, Teladoc Health, Inc., MDLive, Inc., American Well Corporation and Grand Rounds, Inc., among other smaller industry participants.

Sources and Availability of Raw Materials; Principal Suppliers

Trxade is a web-based technology platform. Because we are not a manufacturing company, we do not need any raw materials. Our module on the platform is drug supplier-to-retailer. We bring buyers and sellers together on this platform. Our suppliers include National Apothecary Solutions, Integral RX, and South Pointe Wholesale, Inc.

Dependence on One or More Major Customers

As of the date of this filing, we have approximately 14,400+ registered members and over 30 pharmaceutical suppliers as customers, with an estimated market potential of approximately 20,000+ independent pharmacies and 1,500 regional and local suppliers. We have a working relationship with over 25 wholesalers and the nation’s largest buying group. Although we believe those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the largest wholesalers decided no longer to do business with Trxade, the resulting supplier void would materially and adversely affect our competitiveness in the marketplace.

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

Need for Government Approval of Products and Services

We are required to hold business licenses and to follow applicable state and federal government regulations detailed herein. In October 2018, we acquired Community Specialty Pharmacy, LLC, an accredited independent retail pharmacy with a focus on specialty medications, which requires state approval, which have been obtained in 36 states.

Effect of Existing or Probable Government Regulations on the Business

Inflation Reduction Act of 2022

On August 16, 2022, President Joe Biden signed into law the Inflation Reduction Act of 2022, lowering the cost of prescription drugs. The law will also phase in a cap for out-of-pocket costs for prescriptions and establish a $35 monthly cap per prescription for insulin covered by a Medicare prescription drug plan and insulin delivered through traditional pumps. Other items included in the law provide for $0 out-of-pocket expense for certain adult vaccines including the shingles vaccine, Medicare rebates to be paid by companies to Medicare beneficiaries if the increase drug prices at a rate larger than the rate of inflation, and also allows the Secretary of HHS the power to negotiate prices for select high-cost prescription drugs for Medicare beneficiaries. These restrictions to out-of-pocket expenses, monthly caps, and control of prescription drug prices may be too significant for many smaller suppliers and pharmacies to overcome.

The Ryan Haight Act

On April 6, 2009, the Drug Enforcement Administration (“DEA”) published the interim final rule of the Ryan Haight Oline Pharmacy Consumer Protection Act of 2008 (The Act”), the final rule was effective October 30, 2020. The Act requires an in-person medical evaluation for prescribing practitioners and modified registration requirements for online pharmacies that distribute controlled substances. The Act also assigns responsibility to distributors to avoid supplying pharmacies that service customers of inappropriate websites and requires distributors to have responsibility to know pharmacy buying patterns and to confirm their compliance with modified pharmacy registration requirements. The burden of the additional cost to online pharmacies to comply with the modified registration requirements may be too much and the risks to distributors to supply controlled substances to pharmacies that have websites may be too great.

Proposed Rule by DEA on 11/17/2021 re: Regulation of Telepharmacy Practice

On November 17, 2021, the DEA published advanced notice of proposed rulemaking to obtain further information regarding the practice of telepharmacy. Telepharmacy is not specifically defined by the Controlled Substances Act (“CSA”) or DEA regulations. However, to the extent that telepharmacies dispense controlled substances, they are under the purview of the CSA and DEA. The DEA has opened the comment period to January 18, 2022, to obtain information in an effort to be fully informed about the practice, industry, and state regulation of telepharmacy. New regulations could have an impact on pharmacies and could affect our business.

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

On February 4, 2022, the FDA published a proposed rule to set national standards for the licensing of prescription drug wholesale distributors and third-party logistics providers. The comment period was open until June 6, 2022. New regulations and requirements for wholesale distributors and third-party logistics providers could be too burdensome and could impact our registered suppliers on the Trxade platform.

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

Price gouging may be an issue in the coming months due to the continued effects of the coronavirus and responses thereto and supply chain issues associated therewith and separately; as of the date of this Report, 42 states have enacted price gouging laws of one kind or another. The laws vary from state to state, but one constant throughout is a prohibition to charge “excessive” or “unconscionable” prices for consumer goods. Some states define “excessive” or “unconscionable” while others define what makes a prima facie case for price gouging and what constitutes a prima facie defense, shifting the burden of proof to the accuser. In almost all of the 42 states with price gouging laws on the books, a price is excessive or unconscionable if the price of a good has increased, in some states by a certain percentage, over the price of the good prior to the onset of the abnormal disruption of the market. Some states have clearly excepted from the price gouging definition a rise in prices caused by an increase in the merchant’s cost of delivering that good for sale – whether it be increased shipping costs, gasoline prices or simply the cost of the good itself. Other states have less defined exceptions – Virginia for example only treats the fact of increased input costs as a merchant’s prima facie defense to an accusation of price gouging. Several states except from the price gouging definition prices that do not exceed a normal margin (i.e., the merchant’s margin immediately prior to the market disruption) PLUS 10%. In general, while the law may not specifically define what constitutes an “unconscionably excessive price,” the statutes typically provide that a price may be “unconscionably excessive” if: the amount charged represents a “gross disparity” from the price such goods or services were sold or offered for sale immediately prior to the onset of the abnormal disruption of the market. Merchants may provide evidence that justifies their higher prices were justified by increased costs beyond their control. We will need to comply with the excessive price statutes; as of the date of this Report, we believe we were in compliance with all 42 states’ price gouging laws.

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

Federal False Claims Act & HIPAA

The federal False Claims Act provides, in part, that the federal government may bring a lawsuit against any person whom it believes has knowingly presented, or caused to be presented, a false or fraudulent request for payment from the federal government, or who has made a false statement or used a false record to get a claim approved. In addition, amendments in 1986 to the federal False Claims Act have made it easier for private parties to bring “qui tam” whistleblower lawsuits against companies under the federal False Claims Act. Penalties include significant civil monetary penalties for each false claim, plus three times the amount of damages that the federal government sustained because of the act of that person. Qui tam actions have increased significantly in recent years, causing greater numbers of healthcare companies to have to defend a false claim action, pay fines, be excluded from Medicare, Medicaid or other federal or state healthcare programs, or be subject to integrity oversight and reporting obligations to resolve allegations of non-compliance, as a result of an investigation arising out of such action.

There are other federal anti-fraud laws that that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.

Additionally, HIPAA established two federal crimes for healthcare fraud and false statements relating to healthcare matters. The healthcare fraud statute prohibits knowingly and willfully executing a scheme to defraud any healthcare benefit program, including private payors. The false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. A violation of either of these statutes is a felony and may result in fines, imprisonment, exclusion from Medicare, Medicaid or other federal or state healthcare programs, or integrity oversight and reporting obligations to resolve allegations of non-compliance.

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

Research and Development.

During the last two fiscal years, Trxade.com, DelivMeds and Bonum Health have been developed as proprietary software. In Fiscal 2022, management determined that the research and development costs could be capitalized due to the stage of development for DelivMeds. The capitalized asset for Fiscal 2022 was $450,845. For Fiscal 2021 $509,210 was spent by the Company in research and development activities, which were included in technology expenses. None of these expenses were borne directly by customers.

Employees

Currently, we have approximately 33 full-time employees and one part time employee. Our compensation programs are designed to align the compensation of our employees with performance and to provide the proper incentives to attract, retain and motivate employees to achieve superior results. The structure of our compensation programs balances incentives earnings for both short-term and long-term performance such as health insurance, paid time off and flexibility schedules. To empower employees to unleash their potential, we provide onboarding training, development mentorship with C-suite executives, and one on one coaching. The Company believes that its rich culture of inclusion and diversity enables it to create, develop and fully leverage the strength of its workforce to exceed customer expectation and meet its growth objectives. The Company places a high value on diversity and inclusion.

We also utilize numerous outside consultants. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees and consultants to be satisfactory.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, many of which are beyond our control, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

●	We have in the past been adversely affected by COVID-19 and may in the future be adversely affected by COVID-19 and/or governmental responses thereto, as well as supply chain issues relating thereto;
●	We are currently unprofitable, have generated net losses, and we may incur losses in the future;
●	We may need additional financing in the future, which may not be available on favorable terms, if at all;
●	We may not be able to manage our future growth;
●	Many of our competitors are better established and have resources significantly greater than ours;
●	We face risks associated with our operations within the pharmaceutical distribution market;
●	We are dependent on our current management;
●	We rely on third party contracts, which may not be renewed or may be terminated;
●	We are currently facing and may in the future face difficulties in sourcing products and inventory due to a variety of causes;
●	We have in the past, and may in the future, not be able to sell our inventory, at or above the price we acquired such inventory for, have in the past, and may in the future, be forced to write-down inventory and certain of our other assets which may have a material adverse effect on our balance sheet;
●	We have in the past, and may in the future, not receive products or receive refunds for deposited amounts and have experienced losses in connection with such deposits;

●	We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate;
●	Our business and operations depend on the proper functioning of information systems, critical facilities and distribution networks and a disruption, cyber-attack, failure or destruction of such networks, systems, or technologies may disrupt our business or result in liability;
●	There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences;
●	We face risks associated with our business in the telehealth market, including risks associated with legal challenges, relationships with third parties and affiliated professionals, our network of qualified providers, competition for services; new technologies, failure to develop widespread brand awareness and regulatory risks from the Office of Inspector General, U.S. Department of Health and Human Services (OIG) and the United States Department of Justice (DOJ) around the practice of telehealth and expiring COVID-19 waivers;
●	Our certificate of incorporation limits the liability of our officers and directors and provides for indemnification rights, mandatory forum selection provisions and limits the ability of stockholders to call special meetings of stockholders;
●	We incur significant costs to ensure compliance with U.S. and NASDAQ Capital Market reporting and corporate governance requirements;
●	We are not currently in compliance with NASDAQ’s continued listing requirements and may not be able to maintain the listing of our common stock on the NASDAQ Capital Market;
●	Regulatory changes that affect our distribution channels could harm our business;
●	Healthcare fraud laws are often vague and uncertain, exposing us to potential liability;
●	New and expanded laws or regulations could have a material adverse effect on our business operations, cash flows or future prospects;
●	The public health crisis involving the abuse of prescription opioid pain medication could have a material negative effect on our business;
●	Consolidation in the U.S. healthcare industry may negatively impact our results of operations;
●	We have identified material weaknesses in our internal control over financial reporting and controls and procedures;
●	There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our common stock may continue to be volatile;
●	Stockholders may experience dilution to future equity sales, the exercise or conversion of outstanding convertible securities or future transactions;
●	Our results of operations are subject to rising inflation, rising interest rates, governmental responses thereto and possible recessions caused thereby;
●	Our Chief Executive Officer and President are our two largest stockholders and, as a result, they can exert significant control over us and have actual or potential interests that may differ from yours;
●	Risks associated with the JOBS Act and our status as an emerging growth company;
●	Risks associated with future acquisitions, including unknown liabilities and difficulty integrating such acquisitions;
●	Cyber security attacks and website problems;
●	There is substantial doubt regarding our ability to continue as a going concern;
●	We may see a plateau in our Tele-Vet services offering due to a lack of providers as we are not marketing the service;
●	There may be changes in state law concerning the definition of “Tele-Vet” services which may hinder our ability to provide services without an in-person visit to establish care. This is known as establishing a veterinarian-client-patient relationship (VCPR);
●	Claims, litigation, government investigations, and other proceedings that may adversely affect our business and results of operations.

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

Risks Related to Our Business Operations

Our business, financial condition and results of operations are subject to various risks and uncertainties, including those described below. This section discusses factors that, individually or in aggregate, could cause our actual results to differ materially from expected and historical results. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. It is not possible to predict or identify all such factors. Consequently, the following description of Risk Factors is not a complete discussion of all potential risks or uncertainties applicable to our business.

We were recently unprofitable, we have recently generated net losses, and we may incur losses in the future.

Revenues generated from our consolidated operations for the years ended December 31, 2022 and 2021 were $11,448,265 and $9,889,433, respectively.

We incurred a net loss of $3,909,868 for Fiscal 2022, compared to a net loss of $5,315,883 for the Fiscal 2021. We may incur other losses in the foreseeable future due to the significant costs associated with our business operations, including costs associated with maintaining industry regulatory and licensure compliance. We also incur significant compliance costs associated with maintaining SEC regulatory and financial reporting requirements; as well as costs to maintain minimum listing requirements of Nasdaq. We cannot assure you that our operations will annually generate sufficient revenues to fund our continuing operations or to fully implement our business plan, and thereafter sustain profitability in any future period.

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

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of December 31, 2022, the Company had an accumulated deficit of $19.7 million. We have limited financial resources, as of December 31, 2022, we had working capital of negative $0.053 million and a cash balance of $1.1 million. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that our condensed financial statements are issued. The financial statements incorporated by reference herein do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

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

Management anticipates that we will require additional working capital in the future to pursue continued development of products, services, and marketing operations. We cannot accurately predict the timing and amount of such capital requirements. Additional financing may not be available to us when needed or, if available, it may not be obtained on commercially reasonable terms. Furthermore, the recent developments on the financial industry may impair our ability to obtain bank financings. If we are not able to obtain the necessary additional financing on a timely or commercially reasonable basis, we will be forced to delay or scale down some or all of our development activities (or perhaps even cease the operation of our business). Our access to additional capital may be negatively affected by future recessions, downturns in the economy or the markets as a whole, or inflation.

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

The Private Placement Warrants include full ratchet anti-dilutive rights in the event any shares of common stock or other equity or equity equivalent securities payable in common stock are granted, issued or sold (or the Company enters into any agreement to grant, issue or sell), or in accordance with the terms of the warrant agreement evidencing the Private Placement Warrants, are deemed to have granted, issued or sold, in each case, at a price less than the exercise price, which automatically decreases the exercise price of the Warrants upon the occurrence of such event, as described in greater detail in the warrant agreement, subject to a minimum exercise price of $0.232 per share. Such anti-dilution rights, if triggered, could result in a significant decrease in the exercise price of the Private Placement Warrants, which could result in significant dilution to existing shareholders.

The Private Placement Warrants are accounted for as liabilities and the changes in value of such Private Placement Warrants may have a material effect on our financial results.

Private Placement Warrants, with certain terms as included in the Purchase Agreement should be accounted for as liability instruments. As a result, the Company recorded warrant liability on the balance sheet as of December 31, 2022. Under the liability accounting treatment, the Company is required to measure the fair value of these instruments at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. In the event the Private Placement Warrants are required to be accounted for under liability accounting treatment, we will recognize noncash gains or losses due to the quarterly fair valuation of these warrants which could be material. The impact of changes in fair value on our earnings may have an adverse effect on the market price of our common stock and/or our stockholders’ equity, which may make it harder for us to, or prevent us from, meeting the continued listing standards of The Nasdaq Capital Market.

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

If exercises of the warrants and sales of such shares issuable upon exercise thereof take place, the price of our common stock may decline. In addition, the common stock issuable upon exercise of the warrants may represent overhang that may also adversely affect the market price of our common stock. Overhang occurs when there is a greater supply of a company’s stock in the market than there is demand for that stock. When this happens the price of the company’s stock will decrease, and any additional shares which shareholders attempt to sell in the market will only further decrease the share price. If the share volume of our common stock cannot absorb shares sold by the warrant holders, then the value of our common stock will likely decrease.

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

Currently, we are paid an administrative fee of up to 6 percent of the buying price on the generic pharmaceuticals sold to pharmacies and up to 1 percent on brand pharmaceuticals that pass through our pharmaceutical exchanges. Our management is aware that the competitiveness of the group of suppliers that participate in our system and price products on our exchange is a key factor in determining how many purchasing pharmacies and wholesalers will purchase products through our platforms. However, price is not the only factor that influences where retail pharmacies will obtain their product. Quality fulfillment services are also important, and retail pharmacies have historically received quality fulfillment services from the three major ADR distributors. In order to be more competitive, we must improve our customer service and wholesaler fulfillment efforts, because the independent retail pharmacy has for years considered this element of the fulfillment process as important as price. Other factors influencing the pharmacies purchasing behavior in the future will be changes brought upon by the ACA, which regulates some aspects of pharmaceutical spending and pricing. Management believes that we should benefit substantially from our pricing and product knowledge that is offered by our platform.

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

Due to the supply and demand nature of our pharmaceutical business and the personal protective equipment (PPE) business, especially in connection with the rapidly changing regulations, recommendations and guidance surrounding COVID-19, the inventory of products we have acquired, or may acquire in the future, has been/may be, acquired at a cost higher than the price at which we may be able to resell such products. As a result, in the past we have, and in the future we may not be able to, make a profit on such sales and have in the past and may in the future, have to write-down a significant portion of our inventory. During the years ended December 31, 2022 and 2021, write-down to market value was $0 and $376,348 respectively. A significant write-down of assets may have a material adverse effect on our balance sheet and results of operations.

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

In July 2020, the Company’s wholly-owned subsidiary, Integra, entered into an agreement with Studebaker Defense Group, LLC (“Studebaker”) wherein Integra would pay Studebaker a down payment of $500,000 and Studebaker would deliver 180,000 boxes of nitrile gloves by August 14, 2020. Integra wired the $500,000 to Studebaker, but to date, Studebaker has not delivered the gloves or provided a refund of the deposit. On December 31, 2020, we filed a complaint against Studebaker in Florida state court, Case No. 20-CA-010118 in the Circuit Court for the Thirteenth Judicial Circuit in Hillsborough County, for among other things, breach of contract. On January 29, 2021, Integra Pharma Solutions filed a motion for clerk’s default against Studebaker. On February 2, 2021, the clerk of court issued a default judgment against Studebaker. On March 4, 2021, Integra Pharma Solutions filed a motion for final default judgment against Studebaker. On March 22, 2021, counsel for Studebaker filed a notice of appearance in the case. On March 24, Studebaker filed a response in opposition to the motion for final judgment, and on March 25, 2021, Studebaker filed a motion to dismiss the case. On May 14, 2021, the Court denied Integra’s motion for final default judgment, granted Studebaker’s motion to set aside the clerk’s default, and denied Studebaker’s motion to dismiss. An amended answer and affirmative defenses were filed by Studebaker on October 14, 2021. Integra’s motion to strike the affirmative defenses, or in the alternative, motion for more definite statement is scheduled for hearing on April 27, 2022. We have also scheduled the deposition of Studebaker’s corporate representative on April 12, 2022, and moved to compel better answers to outstanding discovery. The litigation remains pending and is in the discovery phase. Integra remains confident it can successfully prosecute its claims against Studebaker on the merit. On June 30, 2021, the $500,000 was recorded as Loss on Inventory Investment.

In August 2020, Integra, entered into an agreement with Sandwave Group Dsn Bhd (“Sandwave”), wherein Integra would pay Sandwave a down payment of $581,250 and Sandwave’s supplier, Crecom Burj Group SDN BHD (“Crecom”), would deliver 150,000 boxes of nitrile gloves within 45 days. Integra wired the $581,250 to Sandwave, which in turn wired the purchase price to Crecom, which Crecom accepted; however, to date, Crecom has not delivered the nitrile gloves. Integra demanded return of its $581,250 and Crecom has acknowledged that Integra is entitled to a refund, but to date Crecom has failed to return Integra’s money. In February 2021, Integra filed a complaint against Crecom in Malaysia: Case No. WA-22NCC-55-02/2021 in the High Court of Malaysia at Kuala Lumpur in the Federal Territory, Malaysia for the Malaysian equivalent of breach of contract. Crecom filed an appearance on March 1, 2021. In April 2021, an Application for Summary Judgment was filed with the court, and on May 25, 2021, the Court extracted the sealed application, and a copy thereof was served on Crecom’s attorneys and Crecom, 14 days later, filed an Affidavit in Reply with the court alleging that there are issues to be tried and that this case must go to a full trial. On June 28, 2021, the court directed both parties to file their written submissions/arguments in relation to the application for summary judgment on or before July 12, 2021, and scheduled a hearing thereon for August 26, 2021. At the final hearing on October 18, 2021, the ruling for the summary judgment was denied and a trial date is pending. The Company believes that it will prevail in the lawsuit filed; but the steps to enforce a judgment in Malaysia, if any, may be cumbersome, time-consuming or costly. The Company cannot determine the timing of the judgment, nor the amount ultimately collected. On June 30, 2021, the $581,250 was recorded as Loss on Inventory Investment.

On May 20, 2022, effective as of May 18, 2022, the Company’s wholly owned subsidiary Community Specialty Pharmacy, LLC (“CSP”) entered into an agreement to acquire COVID-19 testing kits (the “CSP Test Kits”) from a third party vendor for an aggregate of $1,200,000, of which $875,000 was paid on May 23, 2022. The Company received the CSP Test Kits in July of 2022. On August 18, 2022, the Company was informed by the vendor that the vendor had received a letter from the U.S. Food and Drug Administration (“FDA”) that the CSP Test Kits were misbranded under Section 502(o) of the Federal Food. Drug, and Cosmetic Act (“FDC Act”) (21 USC 352(o)) and adulterated under Section 501(f) of the FDC Act (21 USC 351(f)). Furthermore, the vendor informed the Company that the letter from the FDA also stated that because of the FDA’s prohibition on the distribution of adulterated and/or misbranded devices applies to all parties along the distribution chain, the FDA was advising the vendor against furthering the distribution of the CSP Test Kits in interstate commerce. At this time the Company has informed the vendor that it expects the vendor to provide a full return of the $875,000 paid on May 23, 2022, along with any additional damages that the Company may incur. As of December 31, 2022, $875,250 was recorded as a loss on inventory investment in the statement of operations for Fiscal 2022.

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

We have invested and expect to continue to invest in new businesses, products, services, and technologies. Such endeavors may involve significant risks and uncertainties, including insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, distraction of management from current operations, and unidentified issues not discovered in our due diligence of such strategies and offerings that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results. To date we have taken losses and/or write-downs on several businesses, products, services, and technologies. For example.

a)	We had $725,973 of loss on impairment of goodwill for the fiscal year ended December 31, 2020, in connection with the acquisition of Community Specialty Pharmacy, LLC;

b)	We designed and invested resources into the “Bonum Health Hub”, a self-enclosed, free standing virtual examination room, which was launched by the Company’s wholly-owned Bonum Health, LLC, in November 2019 and was expected to be operational in April 2020; however, due to the COVID-19 pandemic, the Company does not anticipate installations moving forward, and has taken a write off of the hubs purchased at June 30, 2021 in the amount of $143,891, which is included under loss on inventory investments in the statement of operations for Fiscal 2021; and

c)	We also used resources and funding to create a Health Passport application during 2020 and 2021, which was planned to store a user’s health and vaccination status and allow confirmation thereof via a QR code; however, we did not generate any revenue from this product and the product was discontinued at the end of December 2021;

d)	We had $792,500 of loss on impairment of intangible assets related to our investment in the joint venture SOSRx, LLC formed in February of 2022. The subsidiary did not generate material revenue and in February of 2023, subsequent to the Fiscal 2022, the Company voluntarily withdrew from the joint venture agreement. The asset impairment is reflected in the statement of operations for the Fiscal 2022 as impairment of intangible asset. Additionally, the Company contributed a cash investment of $275,000 in February of 2022 when the joint venture was formed, the Company did not recover this investment as part of the withdrawal settlement;

e)	We recorded a loss of $875,250 in connection with CSP Test Kits purchased for our Community Specialty Pharmacy that were later deemed inappropriate for distribution by the FDA. The Company plans to attempt to recover this amount from the vendor in 2023, however the inventory was written down and was recorded as loss on inventory investment in the statement of operations for Fiscal 2022.

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

Companies primarily conducting their business on the internet, in the technology sector, and other patent and trademark holders seeking to profit from royalties in connection with grants of licenses, own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. There may be intellectual property rights held by others, including issued or pending patents and trademarks, that cover significant aspects of our technologies, content, branding or business methods. Any intellectual property claims against us, regardless of merit, could be time-consuming and expensive to settle or litigate and could divert our management’s attention and other resources. These claims also could subject us to significant liability for damages and could result in our having to stop using technology, content, branding or business methods found to be in violation of another party’s rights. We might be required or may opt to seek a license for rights to intellectual property held by others, which may not be available on commercially reasonable terms, or at all. If we cannot license or develop technology, content, branding or business methods for any allegedly infringing aspect of our business, we may be unable to compete effectively. Even if a license is available, we could be required to pay significant royalties, which could increase our operating expenses. We may also be required to develop alternative non-infringing technology, content, branding or business methods, which could require significant effort and expense and be inferior. Any of these results could harm our operating results.

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

The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on cloud servers. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems are costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that these events and security breaches will not occur in the future. Moreover, we may provide certain confidential, proprietary and personal information to third parties in connection with our businesses, and while we obtain assurances that these third parties will protect this information, there is a risk that this information could be compromised.

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

In the past, we had an incident with an email account being compromised and an attempt was made to get us to wire outgoing money. We did not fall victim to the attempt, conducted a thorough investigation, performed cleanup procedures, and instituted additional security measures to mitigate the risk of this incident from occurring in the future. Risk mitigation includes the board of directors inquiring with the information technology department on the status of cyber risks management, on a quarterly basis.

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

The software and technology services that we operate are complex. As with complex systems offered by others, our software and technology services may contain errors, especially when first introduced. Failure of a customer’s system to perform in accordance with our documentation could constitute a breach of warranty and could require us to incur additional expenses in order to make the system comply with the documentation. If such failure is not remedied in a timely manner, it could constitute a material breach under a contract, allowing the client to cancel the contract, obtain refunds of amounts previously paid, or assert claims for significant damages.

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

Our ability to conduct telehealth services in a particular U.S. state is dependent upon the applicable laws governing remote healthcare and the practice of medicine and healthcare delivery in general in such location which are subject to changing political, regulatory and other influences. With respect to telehealth services, such services and our ability to offer such services are subject to rules established or interpreted by state medical boards and whether such boards consider such services to be the practice of medicine. The definition of practicing medicine is subject to change and open to evolving interpretations by medical boards and state attorneys’ generals, among others. Accordingly, we must monitor our compliance with laws in the jurisdictions in which we operate on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law. Additionally, it is possible that the laws and rules governing the practice of medicine, including remote healthcare, in one or more jurisdictions may change in a manner which negatively effects our ability to operate. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our telehealth business will depend on our ability to maintain and expand a network of qualified providers.

The success of our delivery through the Bonum Health app and/or Bonum Health Hubs (the “Bonum Health Business”) telehealth services is dependent upon our ability to maintain a network of qualified telehealth providers. If we are unable to recruit and retain board-certified physicians and other healthcare professionals, it would have a material adverse effect on our “Bonum Health” Business and our ability to grow its operations. We may not be willing to pay the costs demanded by such services providers and/or changes in Medicare and/or Medicaid reimbursement levels and other pressures on healthcare providers and consolidation activity among hospitals, physician groups and healthcare providers may make such providers harder or more expensive to find and contract with. The result of the above may be that our Bonum Health Business telehealth services are unsuccessful, which may result in a material adverse effect to our operations.

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

Our certificate of incorporation provides for indemnification as follows: “To the fullest extent permitted by applicable law, the Corporation is authorized to provide indemnification of, and advancement of expenses to, such agents of the Corporation (and any other persons to which Delaware law permits the Corporation to provide indemnification) through Bylaw provisions, agreements with such agents or other persons, vote of stockholders or disinterested directors or otherwise, in excess of the indemnification and advancement otherwise permitted by Section 145 of the Delaware General Corporation Law (the “DGCL”), subject only to limits created by applicable Delaware law (statutory or non-statutory), with respect to actions for breach of duty to the Corporation, its stockholders and others.” Our obligation to indemnify our officers and directors may discourage stockholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

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

Our certificate of incorporation contains a specific provision that limits the liability of our directors for monetary damages to the Company and the Company’s stockholders, including as a result of a breach of their fiduciary duties, except to the extent such exception from liability is not permitted under the DGCL. We also have contractual indemnification obligations under our employment and engagement agreements with our executive officers and directors, as well as pursuant to indemnification agreements. The foregoing indemnification obligations could result in us incurring substantial expenditures to cover the cost of settlement or damage awards against our directors and officers, which the Company may be unable to recoup. These provisions and resultant costs may also discourage us from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers, even though such actions, if successful, might otherwise benefit us and our stockholders.

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

Certain provisions of the DGCL have anti-takeover effects and may inhibit a non-negotiated merger or other business combination, notwithstanding the fact that our certificate of incorporation provides that we are not subject to Section 203 of the DGCL, which relates to certain restrictions on business combinations with interested stockholders. These provisions are intended to encourage any person interested in acquiring the Company to negotiate with, and to obtain the approval of, our directors, in connection with such a transaction. As a result, certain of these provisions may discourage a future acquisition of the Company, including an acquisition in which the stockholders might otherwise receive a premium for their shares. In addition, we can also authorize “blank check” preferred stock, which could be issued by our Board of Directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock.

Compliance, Reporting and Listing Risks

We incur significant costs to ensure compliance with U.S. and NASDAQ Capital Market reporting and corporate governance requirements.

We incur significant costs associated with our public company reporting requirements and with applicable U.S. and NASDAQ Capital Market corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the SEC and The NASDAQ Capital Market. The rules of The NASDAQ Capital Market include requiring us to maintain independent directors, comply with other corporate governance requirements and pay annual listing and stock issuance fees. All of such SEC and NASDAQ obligations require a commitment of additional resources including, but not limited to, additional expenses, and may result in the diversion of our senior management’s time and attention from our day-to-day operations. We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our Board of Directors or as executive officers.

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

Our common stock was approved for listing on The NASDAQ Capital Market under the symbol “MEDS”, in February 2020. Notwithstanding such listing, there can be no assurance any broker will be interested in trading our stock. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. Our underwriters are not obligated to make a market in our securities, and even if they do make a market, they can discontinue market-making at any time without notice. Neither we nor the underwriters can provide any assurance that an active and liquid trading market in our securities will develop or, if developed, that such a market will continue.

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

On July 29, 2022, the Listing Qualifications department of The Nasdaq Stock Market LLC (the “Staff”) notified the Company that it did not comply with the minimum $2,500,000 stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5550(b) (the “Rule”); however, the Staff on October 17, 2022, granted the Company’s request for an extension until January 25, 2023, to comply with this requirement.

On January 30, 2023, the Company received a delist determination letter from the Staff advising the Company that the Staff had determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Current Report Form 8-K by the January 25, 2023 deadline previously required by the Staff, evidencing compliance with the Rule.

As a result, on February 6, 2023, the Company submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”), which request will stay any delisting action by the Staff at least until the hearing process concludes and any extension granted by the Panel expires.

At the Panel hearing, the Company intends to present a plan to regain compliance with the minimum stockholders’ equity requirement. In the interim, the Company’s common stock will continue to trade on Nasdaq under the symbol “MEDS” at least pending the ultimate conclusion of the hearing process.

There can be no assurance that the Company’s plan will be accepted by the Panel or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements. If the Company’s common stock is delisted, it could be more difficult to buy or sell the Company’s common stock or to obtain accurate quotations, and the price of the Company’s common stock could suffer a material decline. Delisting could also impair the Company’s ability to raise capital.

We are currently prohibited from filing any new registration statements on Form S-3 and effective upon the date that our Annual Report on Form 10-K for the year ended December 31, 2022 is filed with the Commission, we will be prohibited from using our Shelf Form S-3 until at least October 2023.

Due to our inadvertent failure to timely file a Current Report on Form 8-K, we are currently prohibited from using Form S-3 to register securities with the Commission. Separately, effective on the date that we file our Annual Report on Form 10-K for Fiscal 2022, our ability to use our previously effective shelf Form S-3, will be suspended until at least October 2023. As a result, we will be required to use Form S-1, a longer-form registration statement for future offerings, and will be prohibited, after the date this report is filed, until at least October 2023, from undertaking at-the-market offerings. Furthermore, in the event that the Pre-Funded Warrants have not been exercised in full by such date, the shares of common stock issuable upon exercise of the Pre-Funded Warrants will need to be registered on Form S-1 in order to continue to be registered under the Securities Act.

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

We distribute generic pharmaceuticals, which can be subject to both price deflation and price inflation. Continued volatility in the availability, pricing trends or reimbursement of these generic drugs, or significant fluctuations in the nature, frequency and magnitude of generic pharmaceutical launches, could have a material adverse impact on our results of operations. Additionally, any future changes in branded and generic drug pricing could be significantly different than our projections. Generic drug manufacturers are increasingly challenging the validity or enforceability of patents on branded pharmaceutical products. During the pendency of these legal challenges, a generic drugs manufacturer may begin manufacturing and selling a generic version of the branded product prior to the final resolution of its legal challenge over the branded product’s patent. To the extent we source, contract manufacture, and distribute such generic products, the brand-name company could assert infringement claims against us. While we generally obtain indemnification against such claims from generic manufacturers as a condition of distributing their products, these rights may not be adequate or sufficient to protect us.

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

Both our profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals, medical treatments and related services, or changing the methodology by which reimbursement levels are determined. The federal government may adopt measures that could reduce Medicare or Medicaid spending, or impose additional requirements on healthcare entities. We cannot predict what alternative or additional deficit reduction initiatives or Medicare payment reductions, if any, will ultimately be enacted into law, or the timing or effect any such initiatives or reductions would have on us. Any of the changes discussed above may have a material adverse impact on our results of operations, cash flows, prospects and/or the value of our securities.

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

In the U.S., the Patient Protection and Affordable Care Act (“ACA”) significantly expanded health insurance coverage to uninsured Americans and changed the way healthcare is financed by both governmental and private payers. There are continued efforts to challenge the ACA. There are also efforts to broaden healthcare coverage. U.S. lawmakers also have explored proposals to reduce drug prices, including requiring price transparency and drug importation measures. These proposals might result in significant changes in the pharmaceutical value chain as manufacturers, PBM, managed care organizations and other industry stakeholders look to implement new transactional flows and adapt their business models.

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

Further, the enactment of new rules and regulations could adversely affect our business. Depending on future enforcement or additional rules and regulations created around it, pharmaceutical pricing controls could be established, resulting in substantially reduced margins and limited reimbursement for pharmacies and all other healthcare provider bases. In turn, this may adversely affect our cash flow, profitability, and growth.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 9A. Controls and Procedures”, as of December 31, 2022, our CEO and CFO have determined that our disclosure controls and procedures were not effective. Additionally, our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As disclosed below under “Item 9A. Controls and Procedures”, based on reviews conducted by management, we have concluded that a material weakness exists and has existed since approximately 2014 in the Company’s internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified in our controls and procedures as of December 31, 2022, included the fact that (1) The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes. and (2) the Company does not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

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

Since Fiscal 2014 when the material weakness became effective, the Company has identified certain remediation actions and has implemented or is in the process of implementing them, many efforts are not complete and remain in process. If we do not complete our remediation in a timely manner or if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls and/or controls and procedures are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and there will continue to be an increased risk of future misstatements. Although we regularly review and evaluate internal controls systems to allow management to report on the effectiveness of our internal controls over financial reporting and controls and procedures, we may discover additional weaknesses in our internal controls over financial reporting or disclosure controls and procedures. The next time we evaluate our internal controls over financial reporting and disclosure controls and procedures, if we identify one or more new material weaknesses or have been unable to timely remediate our existing material weaknesses, we would be unable to conclude that our internal controls over financial reporting or disclosure controls and procedures are effective. If we are unable in the future to conclude that our internal controls over financial reporting or our disclosure controls and procedures are effective, we may not be able to report our financial condition and results of operations in a timely and accurate manner, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares of common stock to decline. In addition, any potential future restatements could subject us to additional adverse consequences, including sanctions by the SEC, stockholder litigation and other adverse actions. Moreover, we may be the subject of further negative publicity focusing on such financial statement adjustments and resulting restatement and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares of common stock to decline.

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

During Fiscal 2022 and Fiscal 2021, no sales to customers represented greater than 10% of revenue. In the event our customers do not pay us amounts owed, sales to such customers cease or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations. We have a working relationship with over 25 wholesalers and the nation’s largest buying group. Although we believe those entities are satisfied with their business relationship with Trxade, if our buying group and two or three of the largest wholesalers decided no longer to do business with Trxade, and we were unable to find additional entities to step into their shoes, the resulting supplier void would materially and adversely affect our competitiveness in the marketplace, and could cause a material adverse effect on our results of operations.

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

On November 29, 2022, the Company received written notice (the “Notification Letter”) from Nasdaq notifying the Company that it is not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5550(a)(2) for continued listing on The Nasdaq Capital Market. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum bid price requirement exists if the deficiency continues for a period of thirty (30) consecutive business days. Based on the closing bid price of the Company’s common stock for the thirty (30) consecutive business days from October 14, 2022 to November 28, 2022, the Company no longer meets the minimum bid price requirement.

The Notification Letter does not impact the Company’s listing of its common stock on the Nasdaq Capital Market at this time. The Notification Letter states that the Company has 180 calendar days or until May 29, 2023, to regain compliance with Nasdaq Listing Rule 5550(a)(2). To regain compliance, the bid price of the Company’s common stock must have a closing bid price of at least $1.00 per share for a minimum of 10 consecutive business days. If the Company does not regain compliance by May 29, 2023, an additional 180 days may be granted to regain compliance, so long as the Company meets The Nasdaq Capital Market initial listing criteria (except for the bid price requirement) and notifies Nasdaq in writing of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not qualify for the second compliance period or fails to regain compliance during the second 180-day period, the Company’s common stock will be subject to delisting, at which point the Company would have an opportunity to appeal the delisting determination to a Hearings Panel.

The Company intends to monitor the closing bid price of its common stock and may, if appropriate, consider implementing available options to regain compliance with the minimum bid price requirement under the Nasdaq Listing Rules.

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

Penny stocks are generally considered to be high-risk investments. There are several factors that contribute to the high-risk nature of penny stocks, including:

●	Volatility: Penny stocks are known for their extreme price fluctuations. This volatility can be caused by a number of factors, including changes in the overall stock market, news about the company or industry, and changes in investor sentiment.

●	Lack of liquidity: Penny stocks are often traded on over-the-counter markets, which can make them more difficult to buy and sell. This lack of liquidity can increase the risk of large price swings and can make it difficult to exit a position if needed.

●	Lack of information: Many penny stock companies are not required to file regular reports with the Securities and Exchange Commission (SEC), which means there may be limited information available to investors. This can make it difficult to evaluate the financial health of the company and to make informed investment decisions.

●	Manipulation: Because of their low trading volumes and lack of regulatory oversight, penny stocks can be vulnerable to market manipulation. This can include practices such as “pump and dump” schemes, where investors artificially inflate the price of a stock before selling their shares for a profit.

Overall, it’s important to approach penny stocks with caution and to thoroughly research any investment before making a decision. It’s also a good idea to diversify your portfolio and to limit your exposure to any one stock or sector.

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

As of the date of this Report, we had 10,110,978 shares of our common stock issued and outstanding and the following securities, which are exercisable into shares of our common stock:

● 26,924 shares of our common stock issuable upon the exercise of warrants with a weighted-average exercise price of $0.06; and

● 257,506 shares of our common stock issuable upon the exercise of options with exercise prices ranging from $2.46 per share to $9.60 per share, with a weighted average price of $3.89.

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

Our Chief Executive Officer and President are two of our largest stockholders and, as a result, they can exert influence over us and have actual or potential interests that may differ from yours.

Mr. Suren Ajjarapu, our CEO, and Mr. Prashant Patel, our President, beneficially own, in the aggregate, over 47% of our common stock. As a result, these stockholders, acting together, will be able to influence many matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and may affect the market price of our stock.

Further, Mr. Ajjarapu and Mr. Patel may have interests that differ from those of other holders of our common stock. As a result, Mr. Ajjarapu and Mr. Patel may vote the shares they own or control or otherwise cause us to take actions that may conflict with your best interests as a stockholder, which could adversely affect our results of operations and the trading price of our common stock.

Through this influence, Mr. Ajjarapu and Mr. Patel can influence our management, affairs and all matters requiring stockholder approval, including the approval of significant corporate transactions, a sale of our company, decisions about our capital structure and the composition of our Board of Directors.

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

Our election not to opt out of the JOBS Act extended accounting transition period may create difficulty in comparing our financial statements to the financial statements of other companies.

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

Notwithstanding the above, we are also currently a “smaller reporting company”, meaning that we are not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent company that is not a smaller reporting company and has a public float of less than $700 million and less than $100 million annual revenues or a public float of less than $250 million, during the most recently completed fiscal year. In the event that we are still considered a “smaller reporting company”, at such time are we cease being an “emerging growth company”, the disclosure we will be required to provide in our SEC filings will increase, but will still be less than it would be if we were not considered either an “emerging growth company” or a “smaller reporting company”. Specifically, similar to “emerging growth companies”, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings; are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting; except from the requirement to include the detailed compensation discussion and analysis disclosures and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status as an “emerging growth company” or “smaller reporting company” may make it harder for investors to analyze the Company’s results of operations and financial prospects.

General Risk Factors

We have been, and may in the future be, adversely affected by the global COVID-19 pandemic, the duration and economic, governmental and social impact of which is difficult to predict, which may significantly harm our business, prospects, financial condition and operating results.

During 2020 and continuing into 2023, there has been a widespread worldwide impact from the COVID-19 pandemic, and we have been, and may in the future be, adversely affected as a result. The outbreak of the COVID-19 coronavirus, the global response to such coronavirus, including travel restrictions and quarantines that governments instituted during 2020 and 2021, adversely affected our operations, and future restrictions or governmental requirements may have an adverse effect on our operations in the future, and/or may have a significant negative impact on our results of operations, the production of pharmaceuticals and our ability to timely obtain pharmaceuticals for resale. Currently, we are experiencing reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that are having a negative impact on our wholesalers and certain technology outsourcing in India and the Philippines and we are also having a hard time finding qualified staff, due to the pandemic. Notwithstanding the above disruptions, our results of operations have not, to date, been materially adversely affected by the pandemic. However, if we continue to experience production difficulties, quality control problems or further shortages in supply of pharmaceuticals or personnel in the future, this could harm our business and results of operations, any of which could have a material adverse effect on our operations and the value of our securities. In addition, employee sicknesses and remote working environments, and the potential negative effect thereof on productivity and internal controls, related to the coronavirus and the federal, state and local responses to such virus, could materially impact our consolidated results for the year 2022 and beyond. The COVID-19 outbreak could also restrict our access to capital such as credit facilities and lead to material nonrecurring charges, write-downs, impairments and expenses. The Company is actively and continually monitoring the pandemic’s effect on our businesses and endeavoring to adapt quickly in real time to meet the rapidly changing demands of our Customers and Suppliers.

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

●

There have been shortages in the supply of generic pharmaceuticals which impact our revenues as our transaction fees revenue rely on the sale of generic pharmaceuticals through our marketplace platform.

●	There have been labor market challenges in hiring staff.

COVID-19 may cause further disruptions to our business, including, but not limited to:

●	causing one or more of our customers to file for bankruptcy protection or shut down, including as a result of broader economic disruption;

●	reducing health system or health plan subscription agreement fees generated, as well as visit fees, by customers or providers, as a result of funding constraints related to loss of revenue or employment;

●	negatively impacting collections of accounts receivable;

●	negatively impacting our ability to facilitate the provision of our telehealth services due to unpredictable demand;

●	negatively impacting our ability to forecast our business’s financial outlook;

●	creating regulatory uncertainty on our telehealth services, if certain restrictions on reimbursement or the practice of medicine across state lines are reintroduced at some point in the future; and

●	harming our business, results of operations and financial condition.

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

In addition to an adverse impact on demand for the Company’s products, uncertainty about, or a decline in, U.S. or global economic conditions could have a significant impact on the Company’s suppliers, the pharmacy industry as a whole, the Company’s network of independent pharmacies and other partners. Potential effects include financial instability, inability to obtain credit to finance operations and purchases of the Company’s products, payment defaults and insolvency.

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

Our websites may, in the future, experience slower response times or interruptions as a result of increased traffic or other reasons. These delays and interruptions resulting from failure to maintain Internet service connections to our site could frustrate visitors and reduce our future web site traffic, which could have a material adverse effect on our business.

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

Levels or types of insurance may not be adequate to cover claims.

Although we maintain current and active insurance policies, we cannot guarantee that all levels and types of insurance will be adequate to cover claims brought against the Company.

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

The Company’s obligations under the lease are guaranteed by Suren Ajjarapu, the Company’s Chief Executive Officer and Chairman, but such guarantee has not been formally documented to date.

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

In connection with our entry into the lease, we purchased certain furniture and assets of the landlord located at the leased premises for (a) $60,000, payable in 12 installments of $5,000 each, with title to such assets transferring on the date of the last payment, December 1, 2022; and (b) $37,500, which was payable upon our entry into the lease agreement, upon which payment, title to such purchased assets transferred. This payable has been paid in full as of December 31, 2022.

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

For a description of our material pending legal proceedings, please see “Note 10 – Contingencies”. to the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplemental Data.”

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

Common Stock and Preferred Stock Outstanding and Holders of Record

As of March 27, 2023, we had 10,110,878 shares of common stock outstanding, held by 45 stockholders of record, not including holders who hold their shares in street name, and no shares of Preferred Stock issued or outstanding.

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

Recent Sales of Unregistered Securities

The disclosures below include information on recent sales of unregistered securities during the three months ended December 31, 2022, and from the period from January 1, 2022, to the filing date of this report, and do not include information which has previously been included in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K:

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

On October 4, 2022 the Company entered into a Purchase Agreement with a certain institutional investor. The Purchase Agreement provided for the sale and issuance by the Company of an aggregate of: (i) 920,000 Shares of the Company’s Common Stock, $0.00001 par value, (ii) Pre-Funded Warrants to purchase up to 601,740 shares of Common Stock and (iii) Private Placement Warrants and, together with the Shares and the Pre-Funded Warrants (the “Securities”), to purchase up to 2,663,045 shares of Common Stock. The offering price per Share was $1.15 and the offering price per Pre-Funded Warrant was $1.14999. The Company received approximately $1.750 million in proceeds and paid approximately $0.205 million in commissions and legal fees related to the transaction. The Private Placement Warrants were sold in a concurrent Private Placement, exempt from registration pursuant to Section 4(a)(2) and/or Rule 506 of the Securities Act of 1933, as amended (the “Securities Act”).

Issuer Purchases of Equity Securities

The following table sets forth share repurchase activity for the respective periods:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
October 1, 2022 – October 31, 2022	—	$—	—	$1,000,000	—
November 1, 2022 – November 30, 2022	—	$—	—	$1,000,000	—
December 1, 2022 – December 31, 2022	—	$—	—	$1,000,000	100,000
Total	—	$—	—

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Plan of Operations. Summary of the Company’s plan of operations for the next 12 months.

●	Sources of Revenue. Summary of the main sources of Company revenue during the reported periods.

●	Results of Operations. An analysis of our financial results comparing the twelve months ended December 31, 2022, and 2021.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Recently Issued Accounting Standards. A summary of recently issued accounting standards affecting the Company, if any.

Plan of Operations

We had negative working capital of $53,668 as of December 31, 2022, compared to working capital of $3,448,218 as of December 31, 2021. The decrease in working capital of $3,501,886 is related to decreases in cash and increases in liabilities. Below are reasons for the decrease in working capital.

●	Cash decreased approximately $2.0 million for the periods ending December 31, 2022 and December 31, 2021. The reasons for the decrease are as follows:

○	$275,000 cash investment into SOSRx joint venture in February of 2022;
○	$225,000 settlement paid related to the legal matter of Jain et. al. in February of 2022;
○	$875,000 cash paid for COVID-19 Test Kits in May of 2022,
○	$315,464 paid for interest expense related to the sale of future accounts receivable in June of 2022 and again in September of 2022

●	Increases in current liabilities of approximately $1.2 million from the periods ending December 31, 2021 to 2022 were driven by the following main factors:

○	$588,533 warrant liability related to Private Placement Warrants;
○	$108,036 balance due at December 31, 2022 on the sale of future accounts receivable which was paid in full in January 2023;
○	$166,667 note payable balance due to Exchange Health related to the SOSRx joint venture, and a
○	$252,125 increase in accounts payable balance at December 31, 2022 compared to the comparable period.

With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue development of the information technology used in the Company subsidiaries. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We will require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Coronavirus (COVID-19)

In December 2019, a novel strain of coronavirus, which causes the infectious disease known as COVID-19, was reported in Wuhan, China. The World Health Organization declared COVID-19 a “Public Health Emergency of International Concern” on January 30, 2020, and a global pandemic on March 11, 2020. In March and April 2020, many U.S. states and local jurisdictions began issuing ‘stay-at-home’ orders. For example, the state of Florida, where the Company’s principal business operations are, issued a ‘stay-at-home’ order effective on April 1, 2020, which remained in place, subject to certain exceptions, through June 2020, when the order was gradually lifted until September 2020, when the order was completely lifted. The U.S. in general and Florida specifically, has recently seen decreases in total new COVID-19 infections (after sharp increases in infections in mid-to-late January 2022), as vaccines and boosters are now widely available and the number of individuals who have received vaccines has increased, and the pool of persons who do not have natural or vaccine immunity has declined; however, it is unknown whether such decreases will continue, new strains of the virus will cause current vaccines to be less effective or whether infection numbers will increase, and/or whether the state of Florida, or other jurisdictions in which we operate, will issue new or expanded ‘stay-at-home’ orders, or how those orders, or others, may affect our operations or whether such locations will see increases in infection rates, hospitalizations and deaths.

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

Results of Operations

For the Year Ended December 31, 2022, compared to the Year Ended December 31, 2021

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

	Fiscal Year Ended December 31,			Percentage
	2022	2021	Change	Change
Revenues	$11,448,265	$9,889,433	1,558,832	15.8%
Cost of sales	5,997,049	5,143,468	853,581	16.6%
Gross profit	5,451,216	4,745,965	705,251	14.9%
Operating expenses:
Loss on inventory investment	875,250	1,226,426	(351,176)	(29%)
Impairment of intangible asset	792,500	-	792,500	100%
Technology, research & development	1,160,856	899,705	261,151	29.0%
Wages and salary	3,941,475	3,846,522	94,953	2.5%
Accounting and legal	830,355	697,825	132,530	19.0%
Professional fees	519,642	1,094,917	(575,275)	(52.5%)
Other general and administrative (less stock-based compensation expense)	1,422,149	1,904,427	(482,278)	(25.3%)
Warrants and options expense	333,284	368,436	(35,152)	(9.5%)
Total operating expenses	9,875,511	10,038,258	(162,747)	(1.6%)
Change in fair value of warrant liability	825,544	-	825,544	100%
Interest, net	(315,217)	(23,590)	(291,627)	1236.2%
Gain on disposal of asset	4,100	-	4,100	100%
Income from operations	$(3,909,868)	$(5,315,883)	$1,406,015	26.45%

Net loss attributable to TRxADE Health, Inc.	(3,472,099)	(5,315,883)	1,843,784	(35%)
Net loss attributable to non-controlling interests	(437,769)	-	(437,769)	100.00%

Operations

Our revenues during the years ended December 31, 2022, and 2021 were mainly from the Trxade Inc. platform, Community Specialty Pharmacy and Integra Pharma Solutions. Revenues increased by $1,558,832 for the 2022 year, compared to the prior year’s revenue of $9,889,433. Trxade, Inc., revenue increased by $511,799 or 10% to $5,435,814, compared to $4,924,015, for the years ended December 31, 2022, and 2021, which is attributable to a 21% increase in sales volume on the platform in 2022. Integra Pharma Solutions’ revenue increased by $1,503,506, or 46%, which is attributable to increased sales volume and pricing changes. The Trxade, Inc. platform is a secondary marketplace for pharmaceuticals and medical supplies with consistent growth year over year. We see a trend that whenever there is a supply shortage on the primary market, the platform being a secondary market, will see an increase in traffic or sales.

Cost of Sales was $5,997,049 and gross profit was $5,451,216, for the year ended December 31, 2022, compared to 5,143,468 and $4,745,965, for the year ended December 31, 2021. The increase in cost of sales is attributed to the increased sales volume of Integra Pharma Solutions, Trxade, Inc does not have cost of sales as it is a software platform. However, our Integra Pharma Solutions is a wholesale business with variable cost of sales that will increase as sales volume increases.

Gross profit as a percentage of sales was 47.6% for the year ended December 31, 2022, compared to 48% for the year ended December 31, 2021. The reason for the decrease in gross profit as a percentage of sales was a result of increased sales volume of Integra Pharma Solutions and the cost of sales associated with this line of business compared to our Trxade, Inc platform revenue that does not have cost of sales.

Technology, research and development expenditures decreased to $1,160,856 for 2022, compared to $1,367,895 for 2021, as the Company continued to develop apps for customers and make improvements to our platform technology.

Professional fees decreased for Fiscal 2022 by $575,275 to $519,642 compared to $1,094,917 for Fiscal 2021. The decrease in professional fees for the year ended December 31, 2022 related to lower board fee expenses, research and development consulting, and contractor expense.

General and administrative expenses (less stock-based compensation expense) decreased for the year ended December 31, 2022, to $1,422,149 compared to $1,904,427 for the comparable period in 2021. The decrease is largely driven by approximately $247,000 of bad debt expense related to other receivables from GSG. In June 2022, the Company received a $100,000 payment from GSG and recorded a credit to Bad Debt Expense, additional monthly payments made by GSG were also recorded as a credit to the Bad Debt Expense less applicable interest and recovered legal fees. In the three-month period ended September 30,2021 there was $630,000 of bad debt expense recorded related to the same GSG receivable. These events decreased general and administrative expenses in 2022 and significantly increased these expenses in 2021.

Total stock-based compensation expense decreased by 9.5% or $35,152 to $333,284 from $368,436 for the year ended December 31, 2022, compared to the prior year’s period. The decrease was due to no stock options being issued in 2022.

We had $875,520 of loss on inventory investment for the year ended December 31, 2022, in connection with COVID-19 test kits that were purchased and could not be resold due to issues with the FDA. We had a loss on inventory investment of $1,225,141 in 2021 in connection with inventory deposits made to vendors that were not refunded to us when the suppliers could not fulfill our purchase orders, as described in greater detail under NOTE - 8 OTHER RECEIVABLES. At June 30, 2021 the Company recorded a loss on inventory investments in the amount of $1,081,250 for Integra Pharma Solutions and $143,891 for Bonum Health related to the Bonum Health Hubs after we determined that the Hubs could be assembled and placed into service due to the COVID-19 pandemic.

We had $792,000 of loss on impairment of intangible assets for the year ended December 31, 2022, in connection with the SOSRx, LLC joint venture agreement. In 2022, we performed a qualitative and quantitative assessment to determine the impairment of the intangible asset contributed in the JV agreement for SOSRx and found that due to the lack of revenue generated from these assets that they were determined to be impaired and that the company needed to write the asset down to zero.

We had interest expense, net, of $315,217 for the year ended December 31, 2022, compared to interest expense of $23,590 for the year ended December 31, 2021, increased interest expense is driven by two funding agreements where the Company agreed to sell future receivables. As part of the agreement the Company paid weekly interest.

Change in warrant liability due to fair value remeasurement at December 31, 2022 is recorded as a positive adjustment in the amount of $825,544.

Net loss decreased by $1,406,015, to a net loss of $3,909,868 for the year ended December 31, 2022, compared to net loss of $5,315,883 for the year ended December 31, 2021, this variance is driven by several key factors, as listed below.

●	Increase in revenue of approximately $1.6 million,
●	Increased gross profit of approximately $0.7 million,
●	Decreased year over year loses on inventory investments of approximately $0.4 million,
●	Decreased general and administrative expenses of approximately $0.5 million,
●	Decreased professional fees of approximately $0.6 million; and
●	A positive adjustment related to the remeasurement of the fair value of warrant liability – approximately $0.8 million,

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $1,133,633 at December 31, 2022. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	December 31, 2022	December 31, 2021
Cash	$1,133,633	$3,122,578
Current assets (excluding cash)	959,490	1,251,666
Current liabilities (excluding short term debt)	1,980,124	926,026
Short term debt*	166,667	-
Working deficit	(53,668)	3,448,218

* Short term notes payable – related parties.

Our principal sources of liquidity during Fiscal 2022 and Fiscal 2021 have been cash provided by operations (internal source). During Fiscal 2022, equity capital and borrowings under various debt arrangements (external source) and a stock placement deal of 920,000 shares. Our principal uses of cash have been for operating expenses and research and development of our newer business units. We anticipate these uses will continue to be our principal uses of cash in the future in addition to any necessary business acquisitions. We currently do not have any material unused sources of liquid assets.

Cash and other current assets decreased by $1,988,945 and $292,176 respectively. The decrease in cash was primarily due to amounts spent on research and development expenses related to our newer business units. The decrease in our current assets was primarily due to the write-off of $875,000 related to inventory deposits to suppliers that we did not get refunded when the inventory could not be sold.

Current liabilities increased by $1,220,765 from $926,026 to $2,146,791 for the year ended December 31, 2022. The increase is primarily due to an increase in notes payable that was related to the joint venture with SOSRx, two accounts receivable advances with Agile that will be repaid by the end of January 2023, and $588,533 warrant liability related to Private Placement Warrants.

Liquidity Outlook cash explanation

Cash Requirements

Our primary objectives for 2023 are to continue the development of the Trxade Platform, Integra Pharma Solutions, and Bonum Health and work to increase our client base and operational revenue. We have limited financial resources and we will need to raise additional capital or secure debt funding to support ongoing operations. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses for 2023	Amount
General and administrative (1)	$6,000,000
Total	$6,000,000

(1)	Includes wages and payroll, legal and accounting, marketing, rent and technology development.

We have historically funded our operations primarily through debt and equity capital raises and operational revenue. In 2022, common stock was sold for net proceeds of approximately $1.3 million in connection with the exercise of warrants and the stock placement of 920,000 shares with a purchase price of $1.15 per share.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021	Change	Percent Change
Net Loss	$(3,909,868)	$(5,315,883)	$1,406,015	26%
Net Cash Provided by (used in):
Operating Activities	(1,525,929)	(2,566,226)	1,040,297	41%
Investing Activities	(427,845)	(22,596)	(405,249)	(1793)%
Financing Activities	(35,171)	(208,178)	173,007	(83)%
Net increase (decrease) in cash	$(1,988,945)	$(2,797,000)	$808,055	$29%

Cash used by operations for the fiscal year ended December 31, 2022, was $1,525,929. This compared to $2,566,226 of cash used by operating activities for the fiscal year ended December 31, 2021. The decrease was due to various things that include the recovery of bad debt related to the GSG settlement of approximately $0.25 million and a $1.4 million decrease in net losses for December 31, 2022 compared to 2021.

Cash used by investing activities for the fiscal year ended December 31, 2022, was $427,845. This compared to $22,596 of cash used in investing activities for the fiscal year ended 2021. In 2022, the cash was used for an investment in capitalized software for Delivmeds. In 2021, the cash was used to purchase a single delivery vehicle for Community Specialty Pharmacy, LLC.

Cash used by financing activities for the fiscal year ended December 31, 2022, was $35,171, which $716,964 was used to repay two accounts receivable advances and $1,545,855 was received from the exercise of warrants and a stock placement. This compared to $208,178 of cash used by operating activities for the fiscal year ended December 31, 2021. In 2021, the cash was used to repay a short-term related party promissory note of $225,000 offset by exercise of stock warrants and options of $16,822.

Known Contractual and Other Obligations & Commitments

In addition to our long-term debt obligations to our various lenders, we have certain other known contractual working capital obligations, including contractual purchase obligations related to various supply contracts, lease obligations, and other liabilities.

The following table summarizes our contractual obligations as of December 31, 2022:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	1,347,045	296,539	619,774	323,772	106,959
Total Contractual obligations	$1,347,045	296,539	619,774	323,772	106,959

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2022.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net sales and expenses for each period. We consider an accounting estimate to be critical if the estimate requires us to make assumptions about matters that were uncertain at the time the accounting estimate was made and if different estimates that we reasonably could have used in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, could have a material impact on our financial condition or results from operations. Below are the estimates that we believe are critical to the understanding of our operation results and financial condition. Other accounting policies are described in Financial NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded in 2022 are appropriate and consistent in the context of historical methodologies employed, as well as assessment of trends currently available.

Inventory Costs

In determining whether an inventory valuation allowance is required, we consider various factors including estimated quantities of slow-moving inventory by reviewing on-hand quantities, outstanding purchase obligations and forecasted sales. Shifts in market trends and conditions, changes in customer preferences due to the introduction of generic drugs or new pharmaceutical products or the loss of one or more significant customers are factors that could affect the value of our inventories. We write down inventories which are considered excess and obsolete as a result of these reviews. These factors could make our estimate of inventory valuation differ from actual results.

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

Estimates of fair value result from a complex series of judgements about future events and uncertainties and rely heavily on estimates and assumptions at a point in time. Judgements made in determining an estimate of fair value may materially impact our results of operations. The valuations are based on information available as of the impairment testing date and are based on expectations and assumptions that have been deemed reasonable by management. Any material changes in key assumptions, including failure to meet business plans, negative changes in government reimbursement rates, deterioration in the U.S. and global financial markets, an increase in interest rates or an increase in the cost of equity financing by market participants within the industry or other unanticipated events and circumstances, may decrease the projected cash flows or increase the discount rate and could potentially result in an impairment charge. Under the market approach, significant estimates and assumptions also include the selection of appropriate guideline companies and the determination of appropriate valuation multiples to apply to the reporting unit. Under the income approach, significant estimates and assumptions also include the determination of discount rates. The discount rates represent the weight-average cost of capital measuring the reporting unit’s cost of debt and equity financing, which are weighted by the percentage of debt and percentage of equity in a company’s target capital structure. Included in the estimate of the weight-average cost of capital is the assumption of an unsystematic risk premium to address the incremental uncertainty related to the reporting units’ future cash flow projections. An increase in the unsystematic risk premium increases the discount rate.

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

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

TRxADE HEALTH, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TRxADE HEALTH, INC. and its subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 27, 2023

TRxADE HEALTH, INC.

Consolidated Balance Sheets

December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
Assets
Current Assets
Cash	$1,133,633	$3,122,578
Accounts receivable, net	728,964	978,973
Inventory	119,582	56,279
Prepaid assets	110,944	216,414
Total Current Assets	2,093,123	4,374,244

Property plant and equipment, net	65,214	98,751
Intangible assets and capitalized software, net	450,845	-
Deposits	49,029	60,136
Operating lease right-of-use assets	1,051,815	1,233,033
Total Assets	$3,710,026	$5,766,164

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	729,153	477,028
Accrued liabilities	290,013	270,437
Other current liabilities	67,517	-
Contingent funding liabilities	108,036	-
Current portion lease liabilities	196,872	178,561
Warrant liability	588,533	-
Notes payable— related party	166,667	-
Total Current liabilities	2,146,791	926,026

Long Term Liabilities
Other long-term liabilities — leases	887,035	1,069,965
Notes payable- related party	333,333	-

Total Liabilities	3,367,159	1,995,991

Stockholders’ Equity

Series A preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding as of December 31, 2022 and December 31, 2021	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 9,393,708, and 8,166,457 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	99	82
Additional paid-in capital	20,482,573	20,017,528
Retained deficit	(19,719,536)	(16,247,437)
Total TRxADE Health, Inc stockholders’ equity	763,136	3,770,173
Non-controlling interest in subsidiary	(420,269)	-
Total stockholders’ equity	342,867	3,770,173

Total Liabilities and Stockholders’ Equity	$3,710,026	$5,766,164

The accompanying notes are an integral part of the consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Operations

Years Ended December 31, 2022 and 2021

	Years Ended December 31,
	2022	2021

Revenues	$11,448,265	$9,889,433
Cost of Sales	5,997,049	5,143,468
Gross Profit	5,451,216	4,745,965

Operating Expenses:
Impairment of intangible asset	792,500	-
Loss on inventory investment	875,250	1,226,426
Loss on write-down of inventory	-	376,348
Wage and salary expense	3,941,475	3,846,522
Professional fees	519,642	1,094,917
Accounting and legal expense	830,355	697,825
Technology expense	1,160,856	899,705
General and administrative	1,755,433	1,896,515
Total operating expenses	9,875,511	10,038,258
Operating Loss	(4,424,295)	(5,292,293)

Other income (expense)
Change in fair value of warrant liability	825,544	-
Interest income	20,989	-
Gain on disposal of asset	4,100	-
Interest expense	(336,206)	(23,590)
Total nonoperating expense	514,427	(23,590)
Net Loss	$(3,909,868)	$(5,315,883)

Net loss attributable to TRxADE Health, Inc.	(3,472,099)	(5,315,883)
Net loss attributable to non-controlling interests	(437,769)	-

Net loss per common share — basic and diluted	$(0.41)	$(0.65)

Weighted average common shares outstanding - basic and diluted	8,472,946	8,136,740

The accompanying notes are an integral part of the consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2022 and 2021

	Preferred stock		Common Stock		Additional		Non-Controlling	Total
	Shares	$ Amount	Shares	$ Amount	Paid-in Capital	Accumulated Deficit	Interest in Subsidiary	Stockholders’ Equity
Balance at December 31, 2020	-	$-	8,093,199	$81	$19,610,631	$(10,931,554)	$-	$8,679,158
Common stock issued for services		-	37,905	-	181,163	-	-	181,163
Warrants exercised for cash		-	5,000	1	15,000	-	-	15,001
Warrants expense	-	-	-	-	21,640	-	-	21,640
Option exercised for cash		-	30,353	-	1,821	-	-	1,821
Options expense		-	-	-	187,273	-	-	187,273
Net loss		-	-	-	-	(5,315,883)	-	(5,315,883)
Balance at December 31, 2021	-	$-	8,166,457	$82	$20,017,528	$(16,247,437)	$-	$3,770,173
Capital Contributions		-	-	-	-	-	792,500	792,500
Capital Distribution		-	-	-	-	-	(775,000)	(775,000)
Common stock issued for services		-	292,667	2	254,104	-	-	254,106
Common stock issued for placement, net issuance costs			920,000	15	130,903	-	-	130,918
Warrants exercised for cash		-	14,584	0	875	-	-	875
Options expense		-	-	-	79,163	-	-	79,163
Net loss		-	-	-	-	(3,472,099)	(437,769)	(3,909,868)
Balance at December 31, 2022	-	$-	9,393,708	$99	$20,482,573	$(19,719,536)	$(420,269)	$342,867

The accompanying notes are an integral part of the consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2022 and 2021

	2022	2021
Cash flows from operating activities:
Net loss	$(3,909,868)	$(5,315,883)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	14,637	7,351
Options expense	79,163	187,273
Common stock issued for services	254,106	181,163
Bad debt expense	(246,683)	615,657
Warrant Expense	-	21,640
Loss on write-off of intangible asset	792,500	-
Loss on write-down of inventory	875,250	376,348
Loss on inventory investments	-	143,891
Gain on sale of asset	(4,100)	-
Amortization of right of use assets	181,218	131,558

Changes in operating assets and liabilities:
Accounts receivable, net	496,692	(789,587)
Prepaid assets and deposits	336,928	(103,666)
Inventory	(63,303)	825,127
Other receivables	(875,250)	1,087,675
Lease liability	(164,618)	(131,153)
Accounts payable	252,125	220,199
Accrued liabilities	(200,776)	(13,819)
Current liabilities	67,517	-
Warrant liability	588,533	-
Customer deposits	-	(10,000)
Net cash used in operating activities	(1,525,929)	(2,566,226)

Cash flows from investing activities:
Purchase of fixed assets	-	(22,596)
Sale of fixed assets	23,000	-
Investment in capitalized software	(450,845)	-
Net cash used in investing activities	(427,845)	(22,596)

Cash flows from financing activities:
Repayments of Promissory Notes - Related Parties	-	(225,000)
Repayment of contingent liability	(716,964)	-
Distributions to non-controlling interest	(275,000)	-
Proceeds from sale of future revenue	825,000	-
Proceeds from exercise of stock options	-	1,821
Proceeds from exercise of warrants	875	15,001
Proceeds from Issuance of Common Stock, net of issuance costs	130,918	-
Net cash provided by financing activities	(35,171)	(208,178)

Net decrease in cash	(1,988,945)	(2,797,000)
Cash at beginning of the year	3,122,578	5,919,578
Cash at end of the period	$1,133,633	$3,122,578

Supplemental disclosure of cash flow information
Cash paid for interest, net	$336,206	$28,337
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Insurance premium financed	$220,354	$-
Note issued as SOSRx contribution	$500,000	$-
Intangible asset contribution from non-controlling interest	$792,500	$-

The accompanying notes are an integral part of the consolidated financial statements.

TRxADE HEALTH, INC.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

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

SOSRx, LLC was formed on February 15, 2022, the Company entered into a relationship with Exchange Health, LLC, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals (“Exchange Health”). SOSRx LLC, the created entity relating to the relationship, a Delaware limited liability company, was formed in February 2022, and is owned 51% by the Company and 49% by Exchange Health.

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

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued. In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As of December 31, 2022 the Company had an accumulated deficit of $19.7 million. We have limited financial resources. As of December 31, 2022 we had working capital deficit of approximately $54,000 and a cash balance of $1.1 million. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless Management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity – Historically, operations have been funded primarily through the sale of equity or debt securities and operating activities. In 2022, the Company raised approximately $1.5 million in capital (See Note 4 – Stockholders’ Equity).

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

Reclassification – Certain prior year amounts have been reclassified to conform to the current year presentation. The reclassification did not result in a change in the net loss.

Principle of Consolidation – The Company’s consolidated financial statements include the accounts of TRxADE HEALTH, INC., Trxade, Inc., Integra Pharma Solutions, Inc., Alliance Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, Bonum Health, LLC and MedCheks, LLC. All significant intercompany accounts and transactions have been eliminated.

Cash– Cash in bank accounts are at risk to the extent that they exceed U.S. Federal Deposit Insurance Corporation insured amounts. All investments purchased with a maturity of three months or less are cash equivalents. Cash is available on demand and are generally within FDIC insurance limits for 2022.

Accounts Receivable – The Company’s receivables are from customers and are collectible within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the years ended December 31, 2022, and 2021, $(246,683) and $615,657 of bad debt expense, respectively and $247,861 of recovery of bad debt, was recognized.

Inventory – Inventories are stated at the lower of cost or net realizable value. Cost is determined on a first in first out basis. These are merchandise inventories at Community Specialty Pharmacy, LLC and Integra Pharma Solutions, LLC. On a quarterly basis, we evaluate inventory for net realizable value using estimates based on historical experience, current or projected pricing trends, specific categories of inventory, age and expiration dates of on-hand inventory and manufacturer return policies. If actual conditions are less favorable than our assumptions, additional inventory write-downs may be required, and no reserve is maintained as obsolete or expired inventories are written off. We believe that the inventory valuation provides a reasonable approximation of the current value of inventory. There is no reserve for inventory obsolescence and inventory is not pledged during the periods presented. During the years ended December 31, 2022 and 2021, included in cost of sales were write-downs to reduce inventory to net realizable value of $0 and $376,348, respectively.

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

The Company has warrant liabilities on its balance sheet at December 31, 2022 that are required to be measured and recorded at fair value on a recurring basis. The Company uses the Black Scholes method to calculate the liability.

The carrying amounts of cash, accounts receivable, accounts payable, accrued liabilities and short-term debt approximate fair value because of the short-term nature of these instruments. The carrying amount of long-term debt approximates fair value because the debt is based on current rates at which the Company could borrow funds with similar maturities.

Goodwill – The Company accounts for goodwill and intangible assets in accordance with ASC 350 “Intangibles Goodwill and Other”. ASC 350 requires that goodwill and other intangibles with indefinite lives be tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of an asset is more likely than not has decreased below its carrying value. The Company had no goodwill as of December 31, 2022 and 2021. The Company recorded an intangible asset associated with the joint venture formed with Exchange Health in February 2022 in the amount of $792,000. It was determined that the intangible assets had a definite live of 15 years and is being amortized quarterly with the straight line method. The Company recognized an amortization expense of $44,100 in fiscal year 2022. At December 31, 2022 the Company determined this asset was impaired and recorded a loss on asset impairment of $792,000.

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

SOSRX LLC.: SOSRx provides pharmaceutical manufacturers with an efficient platform in which to divest short-dated, overstock, and slow-moving products to direct purchasers. SOSRx’s proprietary method researches the current market, allowing the manufacturer to list the optimal selling price for their products. Manufacturers list their short-dated overstock and slow-moving products by lot with pictures and descriptions. The manufacturer then determines which vetted and registered customers can bid on or outright purchase their products.

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

Cost of Sales – The Company recognized cost of goods sold from activities in Integra Pharma Solutions, LLC and Community Specialty Pharmacy, LLC.

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

Warrant Liability - The Company will account for the 2,663,045 warrants issued in connection with the Private Placement in accordance with the guidance contained in FASB ASC 815 “Derivatives and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company will classify the warrant instruments as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of warrants will be estimated using a Black-Scholes model. The valuation model will utilize inputs such as closing share prices, volatility, risk free interest factors and other assumptions and may not be reflective of the price at which they can be settled.

Income (loss) Per Share – Basic net income (loss) per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed similar to basic net loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of December 31, 2022, we had 2,689,969 outstanding warrants to purchase shares of common stock and 295,623 options to purchase shares of common stock.

The following table sets forth the computation of basic and diluted income (loss) per common share for the years ended December 31, 2022, and 2021:

	December 31, 2022	December 31, 2021
Numerator:
Net loss	$(3,909,868)	$(5,315,883)
Numerator for basic and diluted EPS - income available to common stockholders	(3,472,099)	$(5,315,883)
Denominator:
Denominator for basic and diluted EPS – weighted average shares	8,472,946	8,136,740
Basic and diluted loss per common share	$(0.41)	$(0.65)

Concentration of Credit Risks and Major Customers - Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp limits. The amount of cash not insured by the FDIC as of December 31, 2022 is $518,419.

During the years ended December 31, 2022, no sales to customers represented greater than 10% of revenue.

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

At December 31, 2022 and 2021, total related party debt was $0.

NOTE 4 – STOCKHOLDERS’ EQUITY

In January of 2022, warrants to purchase 14,584 shares of common stock were exercised and $875 in proceeds were received in connection with the exercise.

In August 2021, warrants to purchase 5,000 shares of common stock were granted with an exercise price of $3.00 per share, and were exercised at $3.00 per share; the Company issued 5,000 shares of common stock, and $15,000 in proceeds were received in connection with such exercise.

2022 Equity Compensation Awards

On September 1, 2022, the Board of Directors and Compensation Committee, awarded shares to six employees and officers in lieu of reduced cash salary. In lieu of the reduced cash salary payable to each employee and Officer, the Board and Compensation Committee agreed to issue such officers and employees shares of the Company’s common stock equal to the amount of reduced cash salary set forth in the table above, divided by the closing sales price of the Company’s common stock on the NASDAQ Capital Market on August 31, 2022, the date approved by the Board of Directors. There was a total of 108,617 common stock shares issued at a price of $1.16, the closing price of MEDS on August 31, 2022. A total of the shares of common stock issuable to the employees and officers vest at the rate of 1/4th of such shares on each of September 30, 2022, October 31, 2022, November 30, 2022, and December 31, 2022, subject to each applicable Officer’s and employees continued service to the Company on such dates and subject to the restricted stock award agreements entered into to evidence such awards.

2022 Independent Director Compensation

Effective on August 31, 2022, the Board of Directors approved the issuance of 54,525 shares of common stock of the Company to each independent member of the Board of Directors, for services rendered to the Company during fiscal 2022, which shares were valued at $63,250, and based on the closing sales price of the Company’s common stock on the date approved by the Board of Directors. The shares vest at the rate of 1/4th of such shares immediately on the grant date, and 1/4th of such shares on each of October 1, 2022, January 1, 2023 and April 1, 2023, subject to each applicable independent director’s continued service to the Company on such dates.

All of the awards discussed above were issued under the Company’s Second Amended and Restated 2019 Plan and all restricted stock awards discussed above were evidenced by Restricted Stock Grant Agreements.

There will be 1,407,276 shares available to grant from the Company’s Second Amended and restated 2019 Equity Incentive Plan.

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

In September of 2022 and effective on September 1, 2022 the Board of Directors with recommendation of the Compensation Committee, agreed to issue certain employees of the Company shares of the Company’s common stock in lieu of reductions to annual cash compensation. The employees agreed to reduce their salaries by an aggregate of $37,000 in consideration for an aggregate of 31,896 shares of the Company’s restricted common stock. The shares vested at a rate of 1/4th each on September 30, 2022, October 31, 2022, November 30, 2022 and December 31, 2022.

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

Effective September 1, 2022 the Board of Directors and Compensation Committee with the approval of the officers agreed to reduce the annual cash compensation of Mr. Suren Ajjarapu. The reduction was documented in a Second Amendment to Employment Agreement with Mr. Ajjarapu. Mr. Ajjarapu’ s annual compensation was reduced from $360,000 to $300,000. In lieu of the reduced cash salary payable the Board and Compensation Committee agreed to issue shares of the Company’s common stock equal to the amount of reduced cash salary divided by the closing sales price of the Company’s common stock on the Nasdaq Capital Market on August 31, 2022. The number of common shares issued was 51,724. The shares vested at a rate of 1/4th each on September 30, 2022, October 31, 2022, November 30, 2022 and December 31, 2022.

Employment Agreement with Prashant Patel, Chief Operating Officer

Effective September 1, 2022 the Board of Directors and Compensation Committee with the approval of the officers agreed to reduce the annual cash compensation of Mr. Prashant Patel. The reduction was documented in the First Amendment to Employment Agreement with Mr. Patel. Mr. Patel s annual compensation was reduced from $150,000 to $140,000. In lieu of the reduced cash salary payable the Board and Compensation Committee agreed to issue shares of the Company’s common stock equal to the amount of reduced cash salary divided by the closing sales price of the Company’s common stock on the Nasdaq Capital Market on August 31, 2022. The number of common shares issued was 8,620. The shares vested at a rate of 1/4th each on September 30, 2022, October 31, 2022, November 30, 2022 and December 31, 2022.

Offer Letter with Ms. Huffman, Chief Financial Officer

Effective September 1, 2022 the Board of Directors and Compensation Committee with the approval of the officers agreed to reduce the annual cash compensation of Ms. Huffman. The reduction was documented in an Amendment to Offer Letter with Ms. Huffman. Ms. Huffman’s annual compensation was reduced from $225,000 to $200,000. In lieu of the reduced cash salary payable the Board and Compensation Committee agreed to issue shares of the Company’s common stock equal to the amount of reduced cash salary divided by the closing sales price of the Company’s common stock on the Nasdaq Capital Market on August 31, 2022. The number of common shares issued was 21,551. The shares vested at a rate of 1/4th each on September 30, 2022, October 31, 2022, November 30, 2022 and December 31, 2022.

On December 13, 2022 the Board of Directors with recommendation of the Compensation Committee approved the issuance of 50,000 shares of Restricted Common Stock of the Company to Ms. Huffman in consideration for services to be rendered. The shares were awarded pursuant to and are subject in all cases to the terms and conditions of, the Company’s Second Amended and Restated 2019 Equity Incentive Plan. The shares vest at the rate of 1/4th of such Restricted Common Stock shares on each of December 31, 2022, March 31, 2023, June 30, 2023 and September 30, 2023, subject to Ms. Huffman remaining employed by the Company through such vesting dates. The shares were awarded pursuant to, and are subject in all cases to the terms and conditions of, the Company’s Second Amended and Restated 2019 Equity Incentive Plan.

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

As of December 31, 2022, no shares have been repurchased.

NOTE 5 – PREFUNDED AND PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the stock placement, the investor pre-purchased 601,740 Private Warrants at a purchase price of $1.14999 per warrant. The Pre-Funded Warrants are immediately exercisable, have an exercise price of $0.00001 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. Each Private Warrant has an exercise price of $1.50 per share, will be exercisable following Stockholder Approval, which was obtained in December 2022, and will expire on the fifth anniversary of the date on which the Private Warrants become exercisable. The Private Warrants contain standard adjustments to the exercise price including for stock splits, stock dividend, rights offerings and pro rata distributions, and include full ratchet anti-dilutive rights in the event the Company issues shares of Common Stock or Common Stock equivalents within fifteen months of the initial exercise date, with a value less than the then exercise price of such Private Warrants, subject to certain customary exceptions, and further subject to a minimum exercise price of $0.232 per share. The Private Warrants also include certain rights upon ‘fundamental transactions’ as described in the Private Warrants, including allowing the holders thereof to require that the Company re-purchase such Private Warrants at the Black Scholes Value of such securities.

NOTE 6 - WARRANTS

In 2022, 2,663,045 private-placement warrants were granted as part of the stock offering, 14,584 were exercised and warrants to purchase 3,027 shares of common stock expired and were forfeited.

In 2021, warrants to purchase 5,000 shares of common stock were granted, 5,000 were exercised, and warrants to purchase 38,216 shares of common stock expired and were forfeited. See Note 4 – Stockholders’ Equity.

For the twelve-month period ended December 31, 2022 and 2021, warrants to purchase 14,584 and 5,000 shares of common stock were exercised, resulting in proceeds of $875 and $15,000 respectively.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant. There were 2,663,045 warrants granted in 2022. The warrant valuation income/(expense) for the fiscal year 2022 was $825,544. There was no warrant expense for the fiscal year ended 2021.

The following table summarizes the assumptions used to estimate the fair value of the warrants granted during the years ended December 31, 2022 and 2021.

	2022	2021
Expected dividend yield	0%	0%
Weighted-average expected volatility	86%	217%
Weighted-average risk-free interest rate	4.3%	2.75%
Expected life of warrants	5 years	5 years

The Company’s outstanding and exercisable warrants as of December 31, 2022 and 2021 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life In Years	Intrinsic Value
Warrants outstanding as of December 31, 2020	82,751	$1.33	2.73	$352,951
Warrants granted	5,000	3.00	1.48	-
Warrants forfeited, expired, cancelled	(38,216)	2.51	-	-
Warrants exercised	(5,000)	3.00	-	-
Warrants outstanding as of December 31, 2021	44,535	0.32	0.95	208,078
Warrants granted	2,663,045	1.50	4.77	-
Warrants forfeited, expired, cancelled	(3,027)	3.90	-	-
Warrants exercised	(14,584)	0.06	-	-
Warrants outstanding as of December 31, 2022	2,689,969	1.50	4.72	6,731
Warrants exercisable as of December 31, 2022	2,689,969	1.50	4.72	6,731

NOTE 7 - OPTIONS

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

For 2022, no options were exercised, 18,499 shares were forfeited, and 96,842 shares expired. For 2021, options to purchase 36,700 shares of common stock were granted, 30,353 were exercised, 21,200 were forfeited, and none expired. The options granted during the period vest over a four-year period, the average exercise price was $4.86 per share and the options have a term of 5 years.

For the twelve-month period ended December 31, 2021, options to purchase 30,353 shares of common stock were exercised, resulting in proceeds of $1,821.

Under the Black-Scholes option price model, fair value of the options granted in 2021 and 2020 were $168,008 and $557,308, respectively.

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant. There were no stock options granted during the year ended December 31, 2022. The following table summarizes the assumptions used to estimate the fair value of stock options granted during the year ended December 31, 2021:

2021
Expected dividend yield	0%
Weighted-average expected volatility	102-207%
Weighted-average risk-free interest rate	0.25%
Expected life of options	5 years

Total compensation cost related to stock options was $79,163 and $187,273 for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there was $29,729 of unrecognized compensation costs related to stock options, which is expected to be recognized over a weighted average period of 5 years. The following table represents stock option activity for the two years ended December 31, 2022:

	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Life in Years	Intrinsic Value

Options outstanding as of December 31, 2020	425,817	$4.44	5.33	$597,332
Options exercisable as of December 31, 2020	282,167	4.52	4.56	384,226
Options granted	36,700	5.74	4.19	-
Options forfeited	(21,200)	6.45	4.11	-
Options expired	-	-	-	-
Options exercised	(30,353)	0.06	-	-
Options outstanding as of December 31, 2021	410,964	$4.78	4.67	$368,417
Options exercisable as of December 31, 2021	302,191	4.88	4.38	257,186
Options granted	-	-	-	-
Options forfeited	(18,499)	5.82	4.91	-
Options expired	(96,842)	5.74	2.66	-
Options exercised	-	-	-	-
Options outstanding as of December 31, 2022	295,623	4.40	3.92	-
Options exercisable as of December 31, 2022	257,506	4.42	3.89	-

NOTE 8 – INCOME TAXES

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

At December 31, 2022 and 2021 deferred tax assets consist of the following:

	December 31, 2022	December 31, 2021
Federal loss carryforwards	$4,030,755	$2,347,266
Less: valuation allowance	(4,030,755)	(2,347,266)
	$-	$-

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

The estimated net operating loss carry forwards of approximately $17,105,445 will be available based on the new carryover rules in section 172(a) passed with the Tax Cuts and Jobs Acts.

NOTE 9 – OTHER RECEIVABLES

On November 19, 2021, Integra filed a complaint against GSG PPE, LLC (“GSG”) and Gary Waxman (“Waxman”), the owner, alleging three counts of breach of contract for a purchase agreement, a promissory note, and a personal guaranty. Collectively, the company alleges that GSG and Waxman have materially breached all three contracts. In late 2020, GSG and Integra executed a valid initial contract setting the terms of a business transaction. GSG failed to pay Integra approximately 75% of the amount owed to Integra. GSG acknowledged it owed the money and executed a promissory note in favor of Integra in the amount of $630,000 which matured on September 30, 2021. The note provides for attorney fees and interest in addition to the $630,000. Waxman’s personal guaranty confirmed that GSG owed Integra $630,000. On September 30, 2021, the $630,000 was recorded as Bad Debt Expense. A settlement was entered into between the parties in June 2022, whereby GSG and Waxman agreed to pay $743,000 which included attorney fees and interest, which is required to be paid to the Company in monthly installments over 17 months. In Fiscal 2022, the Company received approximately $248,000 recorded as credits to legal expenses and bad debt expense.

NOTE 10 – CONTINGENCIES

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

Sandwave Group Dsn Bhd and Crecom Burj Group SDN BHD

In August 2020, Integra, entered into an agreement with Sandwave Group Dsn Bhd (“Sandwave”), wherein Integra would pay Sandwave a down payment of $581,250 and Sandwave’s supplier, Crecom Burj Group SDN BHD (“Crecom”), would deliver 150,000 boxes of nitrile gloves within 45 days. Integra wired the $581,250 to Sandwave, which in turn wired the purchase price to Crecom, which Crecom accepted; however, to date, Crecom has not delivered the nitrile gloves. Integra demanded return of its $581,250 and Crecom has acknowledged that Integra is entitled to a refund, but to date Crecom has failed to return Integra’s money. In February 2021, Integra filed a complaint against Crecom in Malaysia: Case No. WA-22NCC-55-02/2021 in the High Court of Malaysia at Kuala Lumpur in the Federal Territory, Malaysia for the Malaysian equivalent of breach of contract. Crecom filed an appearance on March 1, 2021. In April 2021, an Application for Summary Judgment was filed with the court, and on May 25, 2021, the Court extracted the sealed application, and a copy thereof was served on Crecom’s attorneys and Crecom, 14 days later, filed an Affidavit in Reply with the court alleging that there are issues to be tried and that this case must go to a full trial. On June 28, 2021, the court directed both parties to file their written submissions/arguments in relation to the application for summary judgment on or before July 12, 2021, and scheduled a hearing thereon for August 26, 2021. At the final hearing on October 18, 2021, the ruling for the summary judgment was denied. On September 1, 2022, Crecom informed the court that Crecom had been liquidated pursuant to Malaysian insolvency laws and the court proceedings were stayed. ON September 7, 2022, Integra received written confirmation from Crecom counsel and a copy of the relevant Winding Up Order. Accordingly, the complaint was dismissed. At June 30, 2021, the $581,250 was recorded as Loss on Inventory Investment.

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

NOTE 11 – LEASES

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

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2022.

Amounts due within twelve months of December 31
2023	293,683
2024	302,494
2025	311,569
2026	320,916
Thereafter	105,531
Total minimum lease payments	1,334,193
Less: effect of discounting	(264,228)
Present value of future minimum lease payments	1,069,965
Less: current obligations under leases	195,475
Long-term lease obligations	$874,490

The difference to the balance sheet above is due to the current and long-term remaining obligations of the copier lease not included in the amount of $13,943 as of December 31, 2022.

For the years ended December 31, 2022, and 2021, amortization of right-of-use assets was $181,218 and $131,558, respectively.

For the years ended December 31, 2022, and 2021, operating lease liabilities paid was $164,618 and 131,153, respectively.

NOTE 12 – SEGMENT REPORTING

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

Year Ended December 31, 2022	Trxade, Inc.	CSP	Integra	Unallocated	Total
Revenue	$5,435,814	$1,175,474	$4,754,067	$82,910	$11,448,265
Gross Profit	5,433,641	(90,678)	25,343	82,910	5,451,216
Segment Assets	1,877,881	(621,686)	445,264	2,008,567	3,710,026
Segment Profit/Loss	1,924,355	(469,778)	(545,557)	(4,818,888)	(3,909,868)
Cost of Sales	$2,173	$1,266,152	$4,728,724	$-	$5,997,049

Year Ended December 31, 2021	Trxade, Inc.	CSP	Integra	Unallocated	Total
Revenue	$4,924,015	$1,652,841	$3,250,561	$62,016	$9,889,433
Gross Profit	4,921,084	156,785	(393,582)	61,678	4,745,965
Segment Assets	2,273,330	(431,593)	565,619	3,358,808	5,766,164
Segment Profit/Loss	1,977,938	(128,563)	(2,749,028)	(4,416,230)	(5,315,883)
Cost of Sales	$2,931	$1,496,056	$3,644,143	$338	$5,143,468

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to December 31, 2022 and prior to the filing of this Form 10-K the Company had the following events.

On January 3, 2023, Charles L. Pope resigned as a member of the Board of Directors. Until Mr. Pope’s resignation he also served as the Chairman of the Company’s Audit Committee and served on the Company’s Compensation Committee and Nominating and Governance Committee.

On January 4, 2023, to fill the vacancy left by Mr. Pope’s resignation, the Board of Directors of the Company, with the recommendation of the Nominating and Corporate Governance Committee of the Board of Directors, appointed Mr. Michael L. Peterson as a member of the Board of Directors. Mr. Peterson was also appointed to serve as the Chairperson of the Board of Director’s Audit Committee and as a member of the Compensation Committee and Nominating and Corporate Governance Committee. As part of Mr. Peterson’s compensation he will receive cash compensation in the amount of $55,000 per year for services on the board of directors, $20,000 per year for services as the Chairman of the Audit Committee (each paid 1/4th quarterly). The Company also issued Mr. Peterson 100,000 shares of restricted common stock, vesting quarterly over two years (beginning April 1, 2023), as well as options vesting over two years valued at $55,000, for his services on the Board. All equity awards were issued under a stockholder approved equity incentive plan, and are subject to the terms of such plan.

On January 6, 2023, a restricted stock grant to Jeff Newell of 79,062, as compensation as part of Board compensation.

On January 6, 2023, the investor exercised their prefunded warrants in the amount of 601,740 shares per the stock issuance agreement from the October 2023 funding. The total amount paid to exercise the shares was $6.02 at a price of $.00001 per share.

On January 20, 2023, the Company entered into Membership Interest Purchase Agreements to sell 100% of the outstanding membership interests of the Company’s subsidiaries, Alliance Pharma Solutions, LLC and Community Specialty Pharmacy, LLC. The Company will receive consideration in the amount of $125,000 for Alliance Pharma Solutions, LLC and $100,000 for Community Specialty Pharmacy, LLC. The Company also agreed to enter into a Master Service Agreement to operate the businesses prior to closing, additional amounts owed to the Company as a result of this Master Service Agreement are estimated to total approximately an aggregate of $266,000 as of the closing date, currently expected to occur on April 30, 2023.

On January 30, 2023, the Company received a delist determination letter from The Nasdaq Stock Market LLC. (the “Staff”), advising the Company that the Staff had determined that the Company was not in compliance with the minimum continued listing requirements of stockholders’ equity, and that the Company had not met the terms of the extension granted to them in in October 2022 to regain compliance by the deadline of January 25, 2023. Specifically, the Company did not complete its proposed transactions and was unable to file a Current Report Form 8-K by the January 25, 2023 deadline previously required by the Staff, evidencing compliance with the Rule.

On February 6, 2023, the Company submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”), which request will stay any delisting action by the Staff at least until the hearing process concludes and any extension granted by the Panel expires. At the Panel hearing, the Company intends to present a plan to regain compliance with the minimum stockholders’ equity requirement. In the interim, the Company’s common stock will continue to trade on Nasdaq under the symbol “MEDS” at least pending the ultimate conclusion of the hearing process.

Effective February 27, 2023, Ms. Janet Huffman, the Company’s Chief Financial Officer notified the Company of the termination of her Offer Letter dated February 3, 2022. Effective March 1, 2023, Ms. Huffman also transitioned from Chief Financial Officer to a consulting relationship with the Company instead of a full-time employee relationship. It is expected that Ms. Huffman will provide a set number of hours of her time to the Company and that the Company will engage a new Chief Financial Officer (or similar position) to replace Ms. Huffman. Effective March 6, 2023, Prashant Patel, a member of the Board of Directors, the President and the Chief Operating Officer of the Company, was appointed as Interim Principal Financial/Accounting Officer of the Company.

On March 1, 2023, the Company issued 50,000 shares to White Lion Capital LLC as part of an agreement.

On March 2, 2023, the Company entered into an agreement with Agile Capital Funding LLC., for an accounts receivable funding agreement in the amount of $787,500.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, Mr. Ajjarapu and Ms. Huffman, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (December 31, 2022). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2022, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2022, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2022:

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of COVID-19, our workforce operated primarily in a work from home environment for the year ended December 31, 2022. While pre-existing controls were not specifically designed to operate in our current work-from-home operating environment, we do not believe that such work-from-home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

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

The information required by this Item will be set forth in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 (subject to any extension provided by Exchange Act Rule 0-3) in connection with the solicitation of proxies for the Company’s 2023 annual meeting of stockholders including under the headings “Election of Directors”, “Information about our Executive Officers”, “Corporate Governance”, “Code of Ethics”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 (subject to any extension provided by Exchange Act Rule 0-3), including under the headings “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 (subject to any extension provided by Exchange Act Rule 0-3) and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 (subject to any extension provided by Exchange Act Rule 0-3), including under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence”, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth under the heading “Ratification of Appointment of Auditors” - “Audit Fees” in the Company’s 2023 Proxy Statement to be filed with the SEC within 120 days after December 31, 2022 (subject to any extension provided by Exchange Act Rule 0-3), and is incorporated herein by reference.

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

(3)	Exhibits

		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
1.1	Equity Distribution Agreement, dated August 6, 2021 between the Company and EF Hutton, division of Benchmark Investments, LLC	8-K	001-39199	1.1	8/6/2021
3.1	Second Amended and Restated Certificate of Incorporation of Trxade Group, Inc.	S-1	333-234221	3.1	10/15/2019
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020	8-K	001-39199	3.1	2/13/2020
3.4	Certificate of Amendment of Certificate of Incorporation (changing name TRxADE HEALTH, INC.)	8-K	001-39199	3.1	5/28/2021
3.5	Limited Liability Company Agreement of SOSRx LLC effective February 15, 2022	8-K	001-39199	3.1	2/16/2022
3.6	Amended and Restated Bylaws of Trxade Group, Inc.	10-12G/A	000-55218	3.1	7/24/2014
4.1*	Description of Registered Securities					X
10.1	$300,000 Promissory Note dated October 15, 2018 with Nikul Panchal	8-K	000-55218	2.02	10/16/2018
10.2	Revocable Warrant dated October 15, 2018 with Nikul Panchal	8-K	000-55218	2.03	10/16/2018
10.3***	Indemnification Agreement dated February 6, 2019 with Prashant Patel and Suren Ajjarapu	10-K	000-55218	10.1	3/22/2019
10.4	Form of Investment Warrant Agreement	8-K	000-55218	10.2	7/13/2018
10.5	Form of Warrant Agreement	8-K	000-55218	10.2	9/26/2014
10.6	Form of Registration Rights Agreement	8-K	000-55218	10.3	9/26/2014
10.7***	Employment Agreement between Trxade, Inc. and Prashant Patel dated May 24, 2013	10-12G/A	000-55218	10.6	7/24/2014
10.8***	2014 Equity Incentive Plan	10-12G	000-55218	10.3	6/11/2014
10.9***	Form of Indemnification Agreement entered into between Trxade Group, Inc. and its directors and certain officers	10-12G	000-55218	10.4	6/11/2014
10.10***	Second Amended and Restated Trxade Group, Inc. 2019 Equity Incentive Plan	8-K	001-39199	10.1	5/28/2021
10.11***	Form of Stock Option Agreement (April 2020 Grants to Employees) April 14, 2020	8-K	001-39199	10.2	4/16/2020
10.12***	Form of Restricted Stock Grant Agreement (Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel) April 14, 2020	8-K	001-39199	10.3	4/16/2020

10.13***	April 14, 2020 Executive Employment Agreement with Suren Ajjarapu	8-K	001-39199	10.4	4/16/2020
10.14***	First Amendment to Executive Employment Agreement with Suren Ajjarapu dated May 5, 2020	8-K	001-39199	10.2	5/7/2020
10.15***	Restricted Stock Grant Agreement (Mr. Ajjarapu 2020 Performance Bonus)(Updated) May 5, 2020	8-K	001-39199	10.3	5/7/2020
10.16***	Executive Employment Agreement dated effective June 19, 2020, entered into by and between Trxade Group, Inc. and Howard A. Doss	8-K	001-39199	10.1	6/26/2020
10.17***	Trxade Group, Inc. Independent Director Compensation Policy adopted April 14, 2020	10-Q	001-39199	10.1	7/27/2020
10.18***	Form of First Amendment to Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement (April 2020 Grants to Employees; Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel Award)	8-K	001-39199	10.4	8/4/2020
10.19***	Form of Stock Option Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.6	8/14/2020
10.20***	Form of Restricted Stock Grant Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.7	8/14/2020
10.21***	Form of Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement	S-8	333-246318	10.8	8/14/2020
10.22	Non-Recourse Promissory Note in the amount of $500,000, dated February 15, 2022, by TRxADE HEALTH, INC. in favor of Exchange Health, LLC	8-K	001-39199	10.4	2/16/2022
10.23	Distribution Services Agreement dated February 15, 2022, by and between SOSRx LLC and Integra Pharma Solutions LLC	8-K	001-39199	10.4	2/16/2022
10.24	Member Asset Contribution Agreement dated February 15, 2022, between Exchange Health, LLC and SOSRx LLC	8-K	001-39199	10.4	2/16/2022
14.1	Code of Ethics	10-K	000-55218	14.1	3/23/2015
21.1*	List of Subsidiaries					X
23.1*	Consent of Independent Registered Accounting Firm					X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act*					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act**					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRxADE HEALTH, INC.

Date: March 27, 2023		/s/ Suren Ajjarapu
	By:	Suren Ajjarapu, Chief Executive Officer (Principal Executive Officer)

Date: March 27, 2023		/s/ Prashant Patel
	By:	Prashant Patel (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Suren Ajjarapu	Chairman of the Board, Chief Executive Officer and Secretary	March 27, 2023
Suren Ajjarapu	(Principal Executive Officer)

/s/ Prashant Patel	Director, President, Principal Accounting Officer and Chief Operating Officer	March 27, 2023
Prashant Patel

/s/ Donald G. Fell	Director	March 27, 2023
Donald G. Fell

/s/ Jeff Newell	Director	March 27, 2023
Jeff Newell

/s/ Michael L. Peterson	Director	March 27, 2023
Michael L. Peterson

