Form 10-K/A
period 2022-12-31
TRxADE HEALTH, INC
filed 2023-05-01
CIK 1382574

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s last completed second quarter, the aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $16,921,890 based on the closing price of the registrant’s Common Stock, on June 30, 2022, as reported by the Nasdaq Global Market. For the purposes of this disclosure, shares of Common Stock held by each executive officer, director and stockholder known by the registrant to be affiliated with such individuals based on public filings and other information known to the registrant have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 26, 2023, there were 10,210,878 shares of the registrant’s common stock issued and outstanding.

Auditor Firm PCAOB ID: 00206	Auditor name: MALONEBAILEY, LLP	Auditor location: Houston, Texas

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of Trxade Health, Inc., a Delaware corporation (“Trxade,” “we,” “us,” the “registrant” or the “Company,” including our subsidiaries, as applicable), for the year ended December 31, 2022 that we originally filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2023 (the “Original Filing”). We are filing this Form 10-K/A to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K. We hereby amend and restate in its entirety Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Form 10-K/A shall have the same meanings assigned to those terms in Parts I and II of the Original Filing.

Pursuant to the rules of the SEC, Part IV, Item 15 (Exhibit Index) has also been amended to contain the currently dated certifications from our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our principal executive officer and principal financial officer are attached to this Form 10-K/A as Exhibits 31.3 and 31.4, respectively. Because no financial statements have been included in this Form 10-K/A and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, we have omitted paragraphs 3, 4 and 5 of the certifications filed with this Form 10-K/A. Additionally, we are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002, because we are not filing any financial statements with this Form 10-K/A.

Except as set forth in this Form 10-K/A, this Form 10-K/A does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after March 27, 2023, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing.

i

TRxADE HEALTH, INC.

FORM 10-K/A

Our logo and some of our trademarks and tradenames are used in this Report. All other trademarks, trade names and service marks appearing in this Form 10-K/A are the property of their respective owners.

ii

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND PROJECTIONS

Various statements in this report of Trxade are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, included in this report regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management are forward-looking statements. These statements are subject to risks and uncertainties and are based on information currently available to our management. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “contemplates,” “predict,” “project,” “target,” “likely,” “potential,” “continue,” “ongoing,” “will,” “would,” “should,” “could,” or the negative of these terms and similar expressions or words, identify forward-looking statements. The events and circumstances reflected in our forward-looking statements may not occur and actual results could differ materially from those projected in our forward-looking statements. Meaningful factors that could cause actual results to differ include those factors summarized in the section entitled “Summary Risk Factors” in the Original Filing, which we encourage you to read.

All written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We caution investors not to rely too heavily on the forward-looking statements we make or that are made on our behalf. We undertake no obligation and specifically decline any obligation, to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Please see, however, any further disclosures we make on related subjects in any annual, quarterly or current reports that we may file with the SEC.

We encourage you to read the discussion and analysis of our financial condition and our consolidated financial statements contained in the Original Filing. We also encourage you to read Item 1A of Part 1 of the Original Filing, which contains a more detailed discussion of some of the risks and uncertainties associated with our business. In addition to these risks, other unknown or unpredictable factors also could affect our results. There can be no assurance that we will in fact achieve the actual results or developments we anticipate or, even if we do substantially realize them, that they will have the expected consequences to, or effects on, us. Therefore, we can give no assurances that we will achieve the outcomes stated in those forward-looking statements and estimates.

iii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

Our board of directors (Board) is currently composed of five directors. The following table sets forth the information of our directors, including their age, as of April 26, 2023.

Name	Age	Positions and Offices Held with Company	Director Since
Suren Ajjarapu	52	Chairman of the Board, Chief Executive Officer and Secretary	01/2014
Prashant Patel	49	President, Chief Operating Officer, Interim Principal Financial/ Accounting Officer and Director	01/2014
Donald G. Fell	77	Director	01/2014
Michael L. Peterson	60	Director	01/2023
Jeff Newell	65	Director	09/2022

The following is a brief description of the education and business experience of our current directors and executive officers:

Suren Ajjarapu, Chairman of the Board, Chief Executive Officer and Secretary.

Mr. Ajjarapu has served as Chairman of the Board, Chief Executive Officer and Secretary since our acquisition of Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) (our predecessor company) on January 8, 2014, and as the Chairman of the Board, Chief Executive Officer and Secretary of Trxade Nevada since its inception. Since March 2021, Mr. Ajjarapu has served on the Board of Directors of Oceantech Acquisition I Corp, a Special Purpose Acquisition Company (NASDAQ: OTEC). Mr. Ajjarapu is currently serving as a director of Ocean Biomedical Inc. (NASDAQ: OCEA) (f.k.a. Aesther Healthcare Acquisition Corp.), and is serving as Chairman of the Board of Kernel Group Holdings, Inc., a special purpose acquisition company (NASDAQ: KRNL). Mr. Ajjarapu has served on the Board of Directors of Kano Energy, Inc which is involved in developing renewable natural gas sites in USA since 2018. Mr. Ajjarapu has also served as Chairman of the Board of Directors of Feeder Creek Group, Inc., since March 2018. Feeder Creek Group, Inc. is a company involved in developing renewable natural gas sites in Iowa. Mr. Ajjarapu was a Founder, CEO and Chairman of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwest, United States, from 2009 to 2012. Mr. Ajjarapu was a Founder, President and Director of Aemetis, Inc., a biofuels company (AMTX.OB) and a Founder, Chairman and Chief Executive Officer of International Biofuels, a subsidiary of Aemetis, Inc., from 2006 to 2009. Mr. Ajjarapu was Co-Founder, COO, and Director Global Information Technology, Inc., an IT outsourcing and systems design company, headquartered in Tampa, Florida with major operations in India from 1995 to 2006. Mr. Ajjarapu holds an MS in Environmental engineering from South Dakota State University, Brookings, South Dakota, and an MBA from the University of South Florida, specializing in International Finance and Management. Mr. Ajjarapu is also a graduate of the Venture Capital and Private Equity program at Harvard University.

Prashant Patel, Director, President and Chief Operating Officer

Mr. Patel has served as our full-time President and Chief Operating Officer, and as a director, since our acquisition of TRxADE Nevada on January 8, 2014. Effective March 6, 2023, Mr. Patel, was appointed as Interim Principal Financial/Accounting Officer of the Company following Ms. Janet Huffman’s notification to the Company on February 27, 2023, of the termination of her Offer Letter dated February 3, 2022. Mr. Patel is a registered pharmacist and pharmaceutical consultant with over twenty years of experience in retail pharmacy and pharmaceutical logistics, and the founder of several pharmacies in the Tampa Bay, Florida area. Mr. Patel has been President and Member of Board of Trxade Nevada since August 2010. Since October 2008, Mr. Patel has been Managing Member of APAA LLC, a pharmacy and CEO of Pharmaceutical Returns Of America LLC, a pharmaceutical reverse distributor. Mr. Patel graduated from Nottingham University School of Pharmacy and practiced in the United Kingdom before obtaining his masters in Transport, Trade and Finance from Cass Business School, City University, United Kingdom.

Donald G. Fell, Director

Mr. Fell has served as an independent director of our company since January 2014. He is presently Professor and Institute Director for the Davis, California-based Foundation for Teaching Economics and adjunct professor of economics for the University of Colorado, Colorado, Springs. From December 2022, Mr. Fell has served as a director of Kernel Group Holdings, Inc., a special purpose acquisition company (NASDAQ: KRNL). Since March 2023, Mr. Fell has also served as a director of OceanTech Acquisition I Corp,, a special purpose acquisition company (NASDAQ: OTEC). From 1995 – 2012, Mr. Fell held positions with the University of South Florida as a member of the Executive MBA faculty, Director of Executive and Professional Education and Senior Fellow of the Public Policy Institute. He has also served as visiting professor of economics at the University of LaRochelle, France, and as adjunct professor of economics at both Illinois State University and The Ohio State University. Mr. Fell holds undergraduate and graduate degrees in economics from Indiana State University and is all but dissertation (ABD) in economics from Illinois State University. Through his work with the Foundation for Teaching Economics and the University of Colorado, Colorado Springs he has conducted graduate institutes on economic policy and environmental economics in 44 states, throughout Canada, the Islands and Eastern Europe.

Michael L. Peterson, Director

Mr. Peterson commenced serving as President, Chief Executive Officer and as a member of the Board of Directors of Lafayette Energy Corp. in April 2022. Since September 2021, Mr. Peterson has served as a member of the Board of Directors, Audit Committee (Chair), Compensation Committee and Nominating and Corporate Governance Committee of Aesther Healthcare Acquisition Corp. (NASDAQ: AEHA), a special purpose acquisition company which merged with Ocean Biomedical, Inc (NASDAQ: OCEA) and continues to serve as an independent director of the merged company. Since December 2022, Mr. Peterson has also served as a director of Kernel Group Holdings, Inc., a special purpose acquisition company (NASDAQ: KRNL). Since March 2023, Mr. Peterson has also served as a director of OceanTech Acquisition I Corp,, a special purpose acquisition company (NASDAQ: OTEC). Mr. Peterson has served as the president of Nevo Motors, Inc. since December 2020, which was established to commercialize a range extender generator technology for the heavy-duty electric vehicle market but is currently non-operational. Since May 2022, Mr. Peterson has served as a member of the Board of Directors and as the Chairperson of the Audit Committee of Trio Petroleum Corp., an oil and gas exploration and development company which is in the process of going public, since February 2021, Mr. Peterson has served on the board of directors and as the Chairman of the Audit Committee of Indonesia Energy Corporation Limited (NYSE American: INDO). Mr. Peterson previously served as the president of the Taipei Taiwan Mission of The Church of Jesus Christ of Latter-day Saints, in Taipei, Taiwan from June 2018 to June 2021. Mr. Peterson served as an independent member of the Board of Directors of TRxADE HEALTH, Inc. (formerly Trxade Group, Inc.) from August 2016 to May 2021 (NASDAQ: MEDS). Mr. Peterson served as the Chief Executive Officer of PEDEVCO Corp. (NYSE American: PED), a public company engaged primarily in the acquisition, exploration, development and production of oil and natural gas shale plays in the US from May 2016 to May 2018. Mr. Peterson served as Chief Financial Officer of PEDEVCO between July 2012 and May 2016, and as Executive Vice President of Pacific Energy Development (PEDEVCO’s predecessor) from July 2012 to October 2014, and as PEDEVCO’s President from October 2014 to May 2018. Mr. Peterson joined Pacific Energy Development as its Executive Vice President in September 2011, assumed the additional office of Chief Financial Officer in June 2012, and served as a member of its board of directors from July 2012 to September 2013. Mr. Peterson formerly served as Interim President and CEO (from June 2009 to December 2011) and as director (from May 2008 to December 2011) of Pacific Energy Development, as a director (from May 2006 to July 2012) of Aemetis, Inc. (formerly AE Biofuels Inc.), a Cupertino, California-based global advanced biofuels and renewable commodity chemicals company (NASDAQ: AMTX), and as Chairman and Chief Executive Officer of Nevo Energy, Inc. (NEVE) (formerly Solargen Energy, Inc.), a Cupertino, California-based developer of utility-scale solar farms which he helped form in December 2008 (from December 2008 to July 2012). From 2005 to 2006, Mr. Peterson served as a managing partner of American Institutional Partners, a venture investment fund based in Salt Lake City. From 2000 to 2004, he served as a First Vice President at Merrill Lynch, where he helped establish a new private client services division to work exclusively with high-net-worth investors. From September 1989 to January 2000, Mr. Peterson was employed by Goldman Sachs & Co. in a variety of positions and roles, including as a Vice President. Mr. Peterson received his MBA at the Marriott School of Management and a BS in statistics/computer science from Brigham Young University.

Jeff Newell, Director

Mr. Jeff Newell has over forty years of experience in the healthcare industry. Since May 2003, Mr. Newell has served as the Chief Executive Officer of The Newell Group LLC, a healthcare consulting firm. Prior to that, from 2017 to 2021, he served as the Chief Executive Officer of Pharmacy Quality Solutions, a healthcare quality measuring and reporting company. He also previously served as the Vice President of Pharmacy Administration for Kmart Pharmacy/Sears Holding Corporation (2015-2017), a retail pharmacy and as Senior Vice President and Chief Compliance Officer for Millennium Long Term Care Pharmacy Systems (2012-2014), a long-term care pharmacy. Prior to that, he served in various other healthcare management roles, including serving as Chief Operating Officer of Quality Partners Rhode Island, a non-profit healthcare consulting group (2003-2011), in various roles, including as a Pharmacist, Corporate Analyst, Pharmacy Supervisor, Manager, and Director of Pharmacy Programs with CVS (1982-2003), and as a Co-Owner of, and Pharmacist with, Newell’s Pharmacy in New York (1980-1984). Throughout his career, Mr. Newell has served on many National, State and Local Boards, within the Healthcare Industry. Mr. Newell is retired and stays active within the industry through his consulting company (The Newell Group LLC). He consults with a select number of companies and individuals and leverages his expertise and vast network to drive improved performance. Mr. Newell is a member of the American Pharmacist Association and Rhode Island Pharmacist Association. He received his Bachelor of Science degree in Pharmacy from Albany College of Pharmacy & Health Sciences.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act), except for Mr. Ajjarapu, Mr. Fell and Mr. Peterson as described above.

Executive Officers

The following table provides the name, age and position of each of our executive officers as of April 26, 2023. Certain biographical information for each executive officer follows the table.

Name	Age	Position
Suren Ajjarapu	52	Chairman of the Board, Chief Executive Officer and Secretary
Prashant Patel	49	President, Chief Operating Officer, Interim Principal Financial/Accounting Officer and Director

Suren Ajjarapu, Chairman of the Board, Chief Executive Officer and Secretary

Mr. Ajjarapu has served as Chairman of the Board, Chief Executive Officer and Secretary since our acquisition of Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) (our predecessor company) on January 8, 2014, and as the Chairman of the Board, Chief Executive Officer and Secretary of Trxade Nevada since its inception. Since March 2021, Mr. Ajjarapu has served on the Board of Directors of Oceantech Acquisition I Corp, a Special Purpose Acquisition Company (NASDAQ: OTEC). Mr. Ajjarapu is currently serving as a director of Ocean Biomedical Inc. (NASDAQ: OCEA) (f.k.a. Aesther Healthcare Acquisition Corp.), and is serving as Chairman of the Board of Kernel Group Holdings, Inc., a special purpose acquisition company (NASDAQ: KRNL). Mr. Ajjarapu has served on the Board of Directors of Kano Energy, Inc which is involved in developing renewable natural gas sites in USA since 2018. Mr. Ajjarapu has also served as Chairman of the Board of Directors of Feeder Creek Group, Inc., since March 2018. Feeder Creek Group, Inc. is a company involved in developing renewable natural gas sites in Iowa. Mr. Ajjarapu was a Founder, CEO and Chairman of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwest, United States, from 2009 to 2012. Mr. Ajjarapu was a Founder, President and Director of Aemetis, Inc., a biofuels company (AMTX.OB) and a Founder, Chairman and Chief Executive Officer of International Biofuels, a subsidiary of Aemetis, Inc., from 2006 to 2009. Mr. Ajjarapu was Co-Founder, COO, and Director Global Information Technology, Inc., an IT outsourcing and systems design company, headquartered in Tampa, Florida with major operations in India from 1995 to 2006. Mr. Ajjarapu holds an MS in Environmental engineering from South Dakota State University, Brookings, South Dakota, and an MBA from the University of South Florida, specializing in International Finance and Management. Mr. Ajjarapu is also a graduate of the Venture Capital and Private Equity program at Harvard University.

Prashant Patel, Director, President and Chief Operating Officer

Mr. Patel has served as our full-time President and Chief Operating Officer, and as a director, since our acquisition of TRxADE Nevada on January 8, 2014. Effective March 6, 2023, Mr. Patel, was appointed as Interim Principal Financial/Accounting Officer of the Company following Ms. Janet Huffman’s notification to the Company on February 27, 2023, of the termination of her Offer Letter dated February 3, 2022. Mr. Patel is a registered pharmacist and pharmaceutical consultant with over twenty years of experience in retail pharmacy and pharmaceutical logistics, and the founder of several pharmacies in the Tampa Bay, Florida area. Mr. Patel has been President and Member of Board of Trxade Nevada since August 2010. Since October 2008, Mr. Patel has been Managing Member of APAA LLC, a pharmacy and CEO of Pharmaceutical Returns Of America LLC, a pharmaceutical reverse distributor. Mr. Patel graduated from Nottingham University School of Pharmacy and practiced in the United Kingdom before obtaining his masters in Transport, Trade and Finance from Cass Business School, City University, United Kingdom.

Election of Officers

Our executive officers are currently elected by the Board on an annual basis and serve until their successors are duly elected and qualified, or until their earlier resignation or removal. There are no family relationships among any of our directors or executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our securities.

Based solely upon a review of those reports and written representations provided to us by all of our directors and executive officers, we believe that during the year ended December 31, 2022, our directors, executive officers and greater than 10% stockholders [timely filed all reports they were required to file under Section 16(a)].

Code of Ethics

Our Board of Directors has adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code of Ethics will be available for review in print, without charge, to any stockholder who requests a copy by writing to us at TRxADE HEALTH, Inc., 2420 Brunello Trace Lutz, FL 33558, Attention: Investor Relations. Each of our directors, employees and officers are required to comply with the Code of Ethics.

The Code of Ethics was filed as Exhibit 14.1 to the Annual Report on Form 10-K which we filed with the SEC on March 23, 2015.

We intend to disclose any amendments to our Code of Ethics and any waivers with respect to our Code of Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at https://rx.trxade.com and also in a Current Report on Form 8-K, as required, within four business days following the date of such amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Ethics to any such officers or employees. The inclusion of our website address in this Form 10-K/A does not include or incorporate by reference the information on our website into this Form 10-K/A.

CORPORATE GOVERNANCE

Audit Committee

Our Audit Committee, which is comprised exclusively of independent directors, currently consists of Michael L. Peterson (chair), Donald G. Fell and Jeff Newell. The Audit Committee has been established by the Board to oversee our accounting and financial reporting processes and the audits of our financial statements.

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate (as required by Nasdaq Capital Market rules) and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations.

The Board has also determined that Mr. Peterson is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Peterson has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biographical information above.

The Audit Committee has the sole authority, at its discretion and at our expense, to retain, compensate, evaluate and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, the Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Audit Committee.

The Audit Committee Charter was filed as Exhibit 99.1 to the Current Report on Form 8-K which we filed with the SEC on October 28, 2019.

Risk Oversight

Effective risk oversight is an important priority of the Board of Directors. Because risks are considered in virtually every business decision, the Board of Directors discusses risk throughout the year generally or in connection with specific proposed actions. The Board of Directors’ approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

The Board of Directors exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or relevant committee, which provides guidance on risk assessment and mitigation. The Nominating and Corporate Governance Committee recommends the slate of director nominees for election to the Company’s Board of Directors, identifies and recommends candidates to fill vacancies occurring between annual stockholder meetings, reviews, evaluates and recommends changes to the Company’s Corporate Governance Guidelines, and establishes the process for conducting the review of the Chief Executive Officer’s performance.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee

The Compensation Committee is responsible for the administration of our stock compensation plans, approval, review and evaluation of the compensation arrangements for our executive officers and directors and oversees and advises the Board on the adoption of policies that govern the Company’s compensation and benefit programs. In addition, the Compensation Committee has the authority, at its discretion and at our expense, to retain special legal, accounting or other advisors to advise the Compensation Committee.

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Donald G. Fell (chair), Jeff Newell, and Michael L. Peterson, who are each independent members of our Board of Directors. No member of the Compensation Committee is an employee or a former employee of the Company. During fiscal 2021, none of our executive officers (A) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; (B) served as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; or (C) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

Additionally, no Compensation Committee member (1) was, during the fiscal year, an officer or employee of the registrant; (2) was formerly an officer of the registrant (except as discussed above); or (3) had any relationship requiring disclosure by the Company under Section 404 of Regulation S-K.

Accordingly, the Compensation Committee members have no interlocking relationships required to be disclosed under SEC rules and regulations.

2022 Summary Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2022 and 2021. Our Named Executive Officers include persons who (i) served as our principal executive officer or acted in a similar capacity during the years ended December 31, 2022 and 2021, (ii) were serving at fiscal year-end as our two most highly compensated executive officers, other than the principal executive officer, whose total compensation exceeded $100,000, and (iii) if applicable, up to two additional individuals for whom disclosure would have been provided as a most highly compensated executive officer, but for the fact that the individual was not serving as an executive officer at fiscal year-end.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)*		Option Awards ($)*	All Other Compensation ($)		Total ($)
Suren Ajjarapu	2020	$285,694	(1)	1,163	372,062	(3)	$-	8,567		$667,486
Chairman of the Board,	2021	$372,000	(1)	-	-		$-	16,378	(5)	$388,378
Chief Executive Officer, and Director	2022	$354,231			60,000		-	16,647		$414,230

Prashant Patel	2020	$150,000	(2)	409	-		$-	-		$150,409
Chief Operating Officer,	2021	$150,000	(2)	-			-	-		$150,000
President and Director	2022	$147,038		-	10,000		-	-		$157,038

Janet Huffman	2022	$176,250			75,000		$-	-		$251,250
Former Chief Financial Officer(4)

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

*	Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718.
(1)	The amount shown reflects compensation under an at will employment agreement with the Company.
(2)	The amount shown reflects compensation under an at will employment agreement with the Company.
(3)	Represents the fair value of 49,020 shares of common stock of the Company which were awarded to Mr. Ajjarapu, as a bonus for fiscal 2020. The shares were awarded under the Company’s 2019 Equity Incentive Plan.
(4)	Effective February 27, 2023, Ms. Janet Huffman, the Company’s Chief Financial Officer notified the Company of the termination of her Offer Letter dated February 3, 2022. Effective March 1, 2023, Ms. Huffman also transitioned from Chief Financial Officer to a consulting relationship with the Company instead of a full-time employee relationship. It is expected that Ms. Huffman will provide a set number of hours of her time to the Company and that the Company will engage a new Chief Financial Officer (or similar position) to replace Ms. Huffman. Effective March 6, 2023, Prashant Patel, a member of the Board of Directors, the President and the Chief Operating Officer of the Company, was appointed as Interim Principal Financial/Accounting Officer of the Company.
(5)	Represents the car allowance of $1,000 per month and a disability insurance policy paid for by the Company.

No Named Executive Officer received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings for the periods presented.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information as of December 31, 2022 concerning unexercised options, unvested stock and equity incentive plan awards for each of the executive officers named in the Summary Compensation Table.

Name and Principal Position	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Restricted stock unvested as of 12/31/2022	Market value of restricted stock(2)
Suren Ajjarapu
Chairman,	05/13/19	15,625	1,042	—	$—	—	—
CEO, and Director

Prashant Patel
COO, President	05/13/19	15,625	1,042	—	$—	—	—
and Director

Janet Huffman	12/13/22	—	—	—	$—	—	37,500	$15,112.50
Former CFO(3)

(1)	Vesting is 6.25% of the total number of shares each quarter after the vesting commencement date of July 1, 2019.

(2)	Based upon closing stock price of $0.403.

(3)	Effective February 27, 2023, Ms. Janet Huffman, the Company’s Chief Financial Officer notified the Company of the termination of her Offer Letter dated February 3, 2022. Effective March 1, 2023, Ms. Huffman also transitioned from Chief Financial Officer to a consulting relationship with the Company instead of a full-time employee relationship. It is expected that Ms. Huffman will provide a set number of hours of her time to the Company and that the Company will engage a new Chief Financial Officer (or similar position) to replace Ms. Huffman. Effective March 6, 2023, Prashant Patel, a member of the Board of Directors, the President and the Chief Operating Officer of the Company, was appointed as Interim Principal Financial/Accounting Officer of the Company.

There were no non-vested stock awards outstanding at year end.

Employment Agreements with Our Named Executive Officers

Suren Ajjarapu, Chief Executive Officer and Secretary

Effective on April 14, 2020, we entered into an employment agreement with Mr. Suren Ajjarapu, our Chief Executive Officer, which replaced and superseded his prior employment agreement with the Company.

The agreement, which provides for Mr. Ajjarapu to serve as our Chief Executive Officer, has a term extending through December 31, 2025, provided that the agreement automatically extends for additional one-year terms thereafter in the event neither party provides the other at least 60 days prior notice of their intention not to renew the terms of the agreement. The agreement also requires the Board, subject to certain exceptions, to nominate Mr. Ajjarapu to serve on the Board at each stockholders’ meeting which occurs during the term of the agreement and to serve as the Chairman of the Board.

Pursuant to the terms of the agreement, Mr. Ajjarapu’s annual compensation package includes (1) a base salary of $360,000 per year ($300,000 for the 2020 fiscal year), subject to annual increases as determined in the sole discretion of the Compensation Committee, and as discussed below (the “Base Salary”), and (2) a performance bonus equal to up to 100% of his Base Salary each year, based on the Company meeting certain performance metrics as determined from time to time by the Compensation Committee and Mr. Ajjarapu (“Performance Metrics”). Additionally, in the event that Mr. Ajjarapu meets at least 70% of the requirements for any annual performance bonus, as determined in the reasonable discretion of the Compensation Committee of the Board (which requirement was met for the 2020 fiscal year, and which salary was automatically increased), Mr. Ajjarapu’s Base Salary is increased by 20%. Mr. Ajjarapu is eligible for the Base Salary increase on an annual basis, with such increases being cumulative. Such increases in Base Salary do not require an amendment to the agreement. Mr. Ajjarapu’s performance bonus metrics include specific company performance goals and objectives, including revenue goals, app downloads, and net operating income milestones, as may be modified or added to from time to time with the mutual approval of Mr. Ajjarapu and the Compensation Committee. The determination of whether the Performance Metrics have been met are determined in the reasonable discretion of the Compensation Committee, no later than 90 days after (a) December 31, 2020, in connection with the 2020 Performance Metrics; and (b) the end of such calendar year for subsequent years. For the year ended December 31, 2020, Mr. Ajjarapu was awarded 49,020 shares of restricted common stock (the “2020 Restricted Stock”), valued at $372,062, based on the closing sales price of the Company’s common stock on the effective date of grant, which vested in full. Mr. Ajjarapu may also receive additional bonuses awarded from time to time in the discretion of the Board and/or Compensation Committee and the Board (in cash, options or other forms of equity) or the Compensation Committee may waive or change the performance metrics associated with his performance bonus in their discretion. Mr. Ajjarapu’s compensation under his employment agreement may be increased from time to time, by the Compensation Committee, or the Board of Directors (with the recommendation of the Compensation Committee), which increases do not require the entry into an amended employment agreement. Mr. Ajjarapu is also paid an automobile allowance of $1,000 per month during the term of the agreement and is eligible to participate in our stock option plan and other benefit plans.

The agreement requires Mr. Ajjarapu to devote at least 75% of his business time and efforts to Company business. The agreement also prohibits Mr. Ajjarapu from competing against us during the term of the agreement and for a period of twelve months after the termination of the agreement in any state and any other geographic area in which we or our subsidiaries provide Restricted Services or Restricted Products, directly or indirectly, during the twelve months preceding the date of the termination of the agreement. “Restricted Services” means the manufacture, distribution, wholesale and sale of Restricted Products, healthcare services and any other services that we or our subsidiaries have provided or are researching, developing, performing and/or providing at any time during the two years immediately preceding the date of termination, or which Mr. Ajjarapu has obtained any trade secret or other confidential information about at any time during the two years immediately preceding the date of termination of the agreement. “Restricted Products” means pharmaceutical drugs and other healthcare products and any other product, that we or our subsidiaries have provided or are researching, developing, manufacturing, distributing, purchasing, selling and/or providing at any time during the two years immediately preceding the date the agreement is terminated, or which Mr. Ajjarapu obtained any trade secret or other confidential information in connection with at any time during the two years immediately preceding the date of termination of the agreement.

We may terminate Mr. Ajjarapu’s employment (a) for “cause” (which is defined to include, a material breach of the agreement by Mr. Ajjarapu, any act of misappropriation of funds or embezzlement by Mr. Ajjarapu, Mr. Ajjarapu committing any act of fraud, or Mr. Ajjarapu being indicted of, or pleading guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law); (b) in the event Mr. Ajjarapu suffers a physical or mental disability which renders him unable to perform his duties and obligations for either 90 consecutive days or 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above. The agreement also automatically terminates upon the death of Mr. Ajjarapu.

Mr. Ajjarapu may terminate his employment (a) for “good reason” (i.e., (i) if his position or duties are modified to such an extent that his duties are no longer consistent with the position of CEO of the Company, (ii) there has been a material breach by us of a material term of the agreement or Mr. Ajjarapu reasonably believes that we are violating any law which would have a material adverse effect on our operations and such violation continues uncured thirty days after such breach and after notice thereof has been provided to us by Mr. Ajjarapu, (iii) Mr. Ajjarapu’s compensation is reduced without his consent, or we fail to pay to Mr. Ajjarapu any compensation due to him upon five days written notice from Mr. Ajjarapu informing us of such failure, or (iv) if Mr. Ajjarapu is also then serving as a member of the Board and is not re-nominated by the Board to serve as a member of the Board at any annual meeting of stockholders of the Company; provided, however, prior to any such termination by Mr. Ajjarapu for “good reason”, Mr. Ajjarapu must first advise us in writing (within 15 days of the occurrence of such event) and provide us 15 days to cure (5 days in connection with the reduction of Mr. Ajjarapu’s salary or the failure to pay amounts owed to him)); (b) for any reason without “good reason”; and (c) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above.

In the event that Mr. Ajjarapu’s employment is terminated for any reason (not including, however, a termination by us for “cause” or a termination as a result of Mr. Ajjarapu’s death or disability) during the twelve month period following a Change of Control (a “Change of Control Termination”) or in anticipation of a Change of Control, we are required to pay Mr. Ajjarapu, within 60 days following the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of his current base salary and the amount of the last bonus payable to Mr. Ajjarapu (the “Change of Control Payment”), which amount is due within 60 days of the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control. If Mr. Ajjarapu’s employment terminates due to a Change of Control Termination within six (6) months prior to a Change of Control, it will be deemed to be “in anticipation of a Change of Control” for all purposes. In addition, in the event of a Change of Control, all of Mr. Ajjarapu’s equity-based compensation immediately vests to Mr. Ajjarapu and any outstanding stock options held by Mr. Ajjarapu can be exercised by Mr. Ajjarapu until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances, provided that if Mr. Ajjarapu’s employment ends in anticipation of a Change of Control and such equity-based compensation awards or stock options have previously expired pursuant to their terms, the Company is required to pay Mr. Ajjarapu a lump sum payment, payable on the same date as the Change of Control Payment, equal to the Black Scholes value of the expired and unexercised equity compensation awards and stock options held by Mr. Ajjarapu on the date of termination, based on the value of such awards had they been exercisable through the end of their stated term and had not previously expired. “Change of Control” for the purposes of the agreement means: (a) any person obtaining beneficial ownership representing more than 50% of the total voting power represented by our then outstanding voting securities without the approval of not fewer than two-thirds of our Board of Directors; (b) a merger or consolidation of us whether or not approved by our Board of Directors, other than a merger or consolidation that would result in our voting securities immediately prior thereto continuing to represent at least 50% of the total voting power outstanding immediately after such merger or consolidation, (c) our stockholders approving a plan of complete liquidation or an agreement for the sale or disposition by us of all or substantially all of our assets, or (d) as a result of the election of members to our Board of Directors, a majority of the Board of Directors consists of persons who are not members of the Board of Directors on April 14, 2020, except in the event that such slate of directors is proposed by a committee of the Board or the Board; provided that if the definition of “Change of Control” in our Stock Incentive Plans or Equity Compensation Plans is more favorable than the definition above, then such definition shall be controlling.

If Mr. Ajjarapu’s employment is terminated pursuant to his death, disability, the end of the initial term (or any renewal term), without “good reason” by Mr. Ajjarapu, or by us for “cause”, Mr. Ajjarapu is entitled to all salary accrued through the termination date and no other benefits other than as required under the terms of employee benefit plans in which Mr. Ajjarapu was participating as of the termination date. Additionally, any unvested stock options or equity compensation held by Mr. Ajjarapu immediately terminate and are forfeited (unless otherwise provided in the applicable award) and any previously vested stock options (or if applicable equity compensation) are subject to the terms and conditions set forth in the applicable Stock Incentive Plan or Equity Compensation Plan, or award agreement, as such may describe the rights and obligations upon termination of employment of Mr. Ajjarapu.

If Mr. Ajjarapu’s employment is terminated by Mr. Ajjarapu for “good reason”, or by us without “cause”, Mr. Ajjarapu is entitled to continue to receive the salary due pursuant to the terms of the agreement at the rate in effect upon the termination date for eighteen (18) months, plus the pro rata amount of any discretionary bonus and performance bonus he would have been due for the following eighteen (18) months (with any metrics being extrapolated based on the last four (4) full prior quarters of the Company’s operations prior to termination). Additionally, unvested benefits (whether equity or cash benefits and bonuses) will vest immediately upon such termination and any outstanding stock options previously granted to Mr. Ajjarapu will vest immediately upon such termination and will be exercisable until the earlier of (A) one year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances. Mr. Ajjarapu is also to receive, if he elects, continued health insurance under COBRA, paid for by the Company, for eighteen (18) months following the termination date (subject to certain rights which reduce such obligation if Mr. Ajjarapu is covered by health insurance with a substantially similar level of insurance as prior to the termination).

The agreement contains standard assignment of inventions, indemnification and confidentiality provisions. Further, Mr. Ajjarapu is subject to non-solicitation covenants during the term of the agreement.

Although Mr. Ajjarapu will be prohibited from competing with us while he is employed with us, he will only be prohibited from competing for twelve months after his employment with us ends pursuant to the agreement.

See also “Reduced Officer Compensation”, below.

Prashant Patel, President, Chief Operating Officer and Interim Principal Financial/Accounting Officer

In 2016, the Company entered into an at-will employment agreement with Mr. Prashant Patel, our President, with an annual salary of $125,000 and a possible $50,000 performance bonus payable at the discretion of the Board of Directors or Compensation Committee. In January 2017, Mr. Patel suspended his executive salary through June 30, 2017, a period of six months. Mr. Patel resumed his salary on July 1, 2017. In January 2018, Mr. Patel’s salary was amended to $150,000 per annum. The annual bonus payable to Mr. Patel is based upon his performance and the Company’s attainment of objectives established by the Board of Directors or Compensation Committee of the Board and is payable at the discretion of the Board of Directors or Compensation Committee. With respect to any subjective milestones, the determination of whether executive has attained the mutually agreed upon milestones for the bonus shall be reasonably determined by the Board or the Compensation Committee. Mr. Patel is further able to receive bonuses from time to time in the discretion of the Board and/or the Compensation Committee in cash, options or other forms of equity. Mr. Patel’s compensation under his employment agreement may be increased from time to time, by the Compensation Committee, or the Board of Directors (with the recommendation of the Compensation Committee), which increases do not require the entry into an amended employment agreement.

See also “Reduced Officer Compensation”, below.

Reduced Officer Compensation

Effective September 1, 2022, the Board of Directors and Compensation Committee, with the approval of each of the following officers, agreed to reduce the annual cash compensation payable to Suren Ajjarapu, the Company’s Chief Executive Officer; Prashant Patel, the Company’s President and Chief Operating Officer and Janet Huffman, the Company’s Chief Financial Officer, in an effort to conserve cash.

Specifically, effective beginning on September 1, 2022, the cash salaries of the officers set forth below were reduced in the following amounts, applied pro rata for the 2022 fiscal year, which reductions in salary will remain in place until otherwise determined by the Board of Directors and/or Compensation Committee:

Officer	Position with Company	Reduced Cash Salary	Shares of Common Stock In Lieu of Reduced Cash Salary
Suren Ajjarapu	CEO	$60,000	51,724
Prashant Patel	President and COO	$10,000	8,620
Janet Huffman(1)	CFO	$25,000	21,551

(1)	Effective February 27, 2023, Ms. Janet Huffman, the Company’s Chief Financial Officer notified the Company of the termination of her Offer Letter dated February 3, 2022. Effective March 1, 2023, Ms. Huffman also transitioned from Chief Financial Officer to a consulting relationship with the Company. Effective March 6, 2023, Prashant Patel, a member of the Board of Directors, the President and the Chief Operating Officer of the Company, was appointed as Interim Principal Financial/Accounting Officer of the Company.

In lieu of the reduced cash salary payable to each officer, the Board and Compensation Committee agreed to issue such officers shares of the Company’s common stock as set forth in the table above under “Shares of Common Stock In Lieu of Reduced Cash Salary”, equal to the amount of reduced cash salary set forth in the table above, divided by the closing sales price of the Company’s common stock on the Nasdaq Capital Market on August 31, 2022, the date approved by the Board of Directors.

The shares of common stock issuable to the officers, vest at the rate of 1/4th of such shares on each of September 30, 2022, October 31, 2022, November 30, 2022, and December 31, 2022, subject to each applicable Officer’s continued service to the Company on such dates and subject to the restricted stock award agreements entered into evidence such awards.

The reductions in officer were documented by (a) a Second Amendment to Employment Agreement with Mr. Ajjarapu, (b) a First Amendment to Employment Agreement with Mr. Patel; and (c) an Amendment to Offer Letter with Ms. Huffman, which were entered into between the Company and each officer, as applicable, on August 31, 2022. Mr. Ajjarapu’s agreement also clarified that any severance payment paid to Mr. Ajjarapu under the terms of his Employment Agreement, described above, would reduce any Change of Control Payment payable to Mr. Ajjarapu under the terms of his agreement, as amended.

The reductions in cash salary discussed above were implemented in order for the Company to conserve cash and reduce its cash operating expenses.

All of the awards discussed above were issued under the Company’s Second Amended and Restated 2019 Equity Incentive and all restricted stock awards discussed above were evidenced by Restricted Stock Grant Agreements.

Compensation Recovery and Clawback Policies

Other than legal requirements under the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”), we currently do not have any policies in place in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, pursuant to which we can recoup those improper payments from our Chief Executive Officer and Chief Financial Officer. However, under the Sarbanes-Oxley Act, our CEO and CFO may be subject to clawbacks in the event of a restatement. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results. We plan to implement a clawback policy in the future, once required, although we have not yet implemented such policy.

Compensation Risk Assessment

The Compensation Committee has reviewed the relationship between our risk management policies and compensation policies and practices and concluded that we do not have any compensation policies or practices that expose us to risks that are reasonably likely to have a material adverse effect on the Company.

Policy on Equity Ownership

The Company does not have a policy on equity ownership at this time. However, all Named Executive Officers and directors are beneficial owners of stock of the Company.

Rule 10b5-1 Trading Plans

Our executive officers and directors are encouraged to conduct purchase or sale transactions under a trading plan established pursuant to Rule 10b5-1 under the Exchange Act. Through a Rule 10b5-1 trading plan, the executive officer or director contracts with a broker to buy or sell shares of our common stock on a periodic basis. The broker then executes trades pursuant to parameters established by the executive officer or director when entering into the plan, without further direction from them. The executive officer or director may amend or terminate the plan in specified circumstances.

Pledging of Shares

Employees, officers and directors of the Company are prohibited from pledging Company securities as collateral for a loan. Additionally, shares of Company stock may not be held in a margin account.

Insider Trading/Anti-Hedging Policies

All employees, officers and directors of the Company or any of our subsidiaries are subject to our Insider Trading Policy. The policy prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in securities trading. The policy also prohibits trading in Company securities during certain pre-established blackout periods around the filing of periodic reports and the public disclosure of material information. The Company recognizes that hedging against losses in Company shares may disturb the alignment between stockholders and executives that equity awards are intended to build. To ensure compliance with the policy and applicable federal and state securities laws, all individuals subject to the policy must refrain from the purchase or sale of our securities except in designated trading windows or pursuant to preapproved 10b5-1 trading plans. The anti-hedging provisions prohibit all employees, officers and directors from engaging in “short sales” of our securities.

Director Compensation

Summary Independent Director Compensation Table

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a non-executive director of the Company for some portion or all of 2022. Other than as set forth in the table and described more fully below, the Company did not pay any fees, make any equity or non-equity awards, or pay any other compensation, to its non-employee directors. All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation above.

Name	Fees Earned or paid in cash	Stock Awards	Option Awards	All Other Compensation	Total

Donald G. Fell(1)	$66,000	63,250	-	-	$129,250
Charles L. Pope(2)	$66,000	63,250	-	-	$129,250
Christine L. Jennings(3)	$30,917	-	-	-	$30,917
Jeff Newell (4)	$27,668	31,682	-	-	$59,350

(1) At December 31, 2022, Mr. Fell had 49,082 vested stock options and 27,263 unvested shares of restricted stock.

(2) At December 31, 2022, Mr. Pope had 27,263 unvested shares of restricted stock.

(3) Resigned from the Board of Directors as of August 26, 2022.

(4) At December 31, 2022, Mr. Newell had 79,062 unvested shares of restricted stock.

Independent Director Compensation Policy

Each independent member of the Board of Directors is to receive an annual grant of restricted common stock of the Company equal to $55,000 in value, on April 1st of each year (or such date thereafter as the awards are approved by the Board of Directors of the Company), and valued on such same date, based on the closing sales price on such date (or the first business day thereafter), which restricted stock awards will vest at the rate of 1/4th of such awards over the following four calendar quarters, subject to such directors continued service to the Company.

In connection with and pursuant to the compensation plan, on March 31, 2021, the two then independent members of the Board of Directors (Charles L. Pope, and Christine L. Jennings), were each awarded 10,912 shares of restricted stock, valued at $41,250 ($3.78 per share) and one independent member of the Board of Directors (Fell) was awarded 10,721 shares of restricted stock, valued at $55,000 (5.13 per share) based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant of such shares, which vest at the rate of 1/4th of such shares on July 1 and October 1, 2021 and January 1 and April 1, 2022 , subject to such persons continuing to provide services to the Company on such dates, subject to the terms of the Plan and the Restricted Stock Grant Agreements entered into to evidence such awards.

The Company has also entered into an indemnification agreement with each member of the Board of Directors of the Company.

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

Reduction in Independent Director Cash Compensation

Also on August 31, 2022, in an effort to conserve cash for operations, the Board approved a reduction in the annual cash retainer payable to independent members of the Board of Directors from $35,000 per year to $26,750 per year, effective as of September 1, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 6, 2023 (the “Date of Determination”) by (i) each Named Executive Officer, (ii) each member of our Board of Directors, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the Company unless otherwise noted.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of the Date of Determination, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The percentages are based upon 9,318,708 shares of our common stock outstanding as of December 31, 2022.

Beneficial ownership as set forth below is based on our review of our record stockholders list and public ownership reports filed by certain stockholders of the Company and may not include certain securities held in brokerage accounts or beneficially owned by the stockholders described below.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of the Date of Determination, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 2420 Brunello Trace, Lutz, FL 33558. All of the securities reported below are common stock shares as we do not currently have any other outstanding classes of stock other than our common stock.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class

Directors and Named Executive Officers:
Suren Ajjarapu, Chairman, CEO (1)	2,288,824		24.6%
Prashant Patel, Director, COO, and President (2)	2,092,371		22.5%
Donald G. Fell, Director (3)	122,862		1.3%
Michael L. Peterson, Director	—		—
Jeff Newell, Director	—		—

All executive officers, directors and director nominees as a Group (six persons)	4,504,057		48.4%

Greater than 5% Stockholders
R.S.N, LLC (4)	500,001		5.4%
Armistice Capital Master Fund Ltd. (5)	1,034,500	(6)	11.1%

* Less than 1%.

(1) Includes (i) 1,613,824 shares owned directly by Mr. Ajjarapu, (ii) 675,000 shares owned by Mr. Ajjarapu’s wife, which Mr. Ajjarapu claims beneficial ownership of, (iii) 212,500 shares owned by the Surendra Ajjarapu Revocable Trust of 2007, which Mr. Ajjarapu claims beneficial ownership of, as Trustee, (iv) 212,500 shares owned by the Sandhya Ajjarapu Revocable Trust of 2007, which Mr. Ajjarapu claims beneficial ownership of, as Trustee, and which shares Mr. Ajjarapu is therefore deemed to beneficially own, and (v) options to purchase 14,584 shares of common stock granted in 2019, that are exercisable within 60 days of the Record Date.

(2) Includes (i) 1,675,704 shares owned directly by Mr. Patel, (ii) 416,667 shares owned by Rina Patel, Mr. Patel’s wife, which Mr. Patel claims beneficial ownership of, (iii) 400,000 shares owned by the Patel Trust; and (iv) options to purchase 14,584 shares of common stock granted in 2019, that are exercisable within 60 days of the Record Date, which Mr. Patel claims beneficial ownership of, as Trustee.

(3) Includes 49,281 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of the Record Date.

(4) The securities held by R.S.N., LLC are beneficially owned by Darshan Ran and Savitri Ram, its Members. Address: 744 Broadway Avenue, Orillia, Ontario, Canada. Information comes from the Schedule 13G/A filed by R.S.N., LLC with the SEC on October 8, 2019, which we do not know, nor have reason to believe, is not complete or accurate and on which we are relying pursuant to applicable SEC regulations.

(5) The securities are directly held by Armistice Capital Master Fund Ltd. (the “Master Fund”), a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by (i) Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. Address 510 Madison Avenue, 7th Floor, New York, NY 10022.

(6) Includes shares of common stock issuable upon exercise of Pre-Funded Warrants to purchase up to 601,740 shares of common stock, which are subject to a 9.99% beneficial ownership limitation and shares of common stock issuable upon exercise of the Private Placement Warrants, which are subject to a 4.99% beneficial ownership limitation.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	31,880	$5.69	1,245,907
Equity compensation plans not approved by security holders	263,743	4.24	-
Total	295,623	$4.40	1,245,907

The equity compensation plans approved by the Company’s security holders are the 2014 Equity Incentive Plan (“2014 Stock Plan”) of TRxADE HEALTH, Inc., Delaware corporation, the 2013 Equity Incentive Plan of TRxADE HEALTH, Inc., a Nevada corporation and predecessor in interest to TRxADE HEALTH, Inc., a Delaware corporation and the Second Amended and Restated 2019 Equity Incentive Plan of the Company.

2014 Equity Incentive Plan

A summary description of the 2014 Stock Plan is below.

Administration. The 2014 Stock Plan is administered by the Company’s Board of Directors and the Compensation Committee of the Board.

Term. The 2014 Stock Plan shall continue in effect for a period of 10 years from its date of adoption. In general, the term of each option granted shall be no more than ten 10 years from the date of grant, though in certain instances such term may be shorter.

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

Plan Limit. The 2014 Stock Plan had no remaining shares reserved for issuance as of the date of this Proxy Statement.

Second Amended and Restated 2019 Equity Incentive Plan

On May 27, 2021, the stockholders of the Company approved and ratified the Company’s Second Amended and Restated 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to any limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board of Directors (or the Compensation Committee) may take into account the nature of the services rendered by such person, his or her present and potential future contribution to the Company’s success, and such other factors as the Board of Directors (or the Compensation Committee) in its discretion shall deem relevant. Incentive stock options granted under the 2019 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Nonqualified (non-statutory stock options) granted under the 2019 Plan are not intended to qualify as incentive stock options under the Code.

The 2019 Plan is intended to secure for the Company the benefits arising from ownership of the Company’s common stock by the employees, officers, directors and consultants of the Company, all of whom are and will be responsible for the Company’s future growth. The 2019 Plan is designed to help attract and retain for the Company, qualified personnel for positions of exceptional responsibility, to reward employees, officers, directors, and consultants for their services to the Company and to motivate such individuals through added incentives to further contribute to the success of the Company.

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the 2019 Plan is (i) two million (2,000,00) shares of common stock, and (ii) an annual increase on April 1st of each calendar year, beginning in 2021 (provided that no increase was approved in 2021 or 2022) and ending in 2029 (each a “Date of Determination”), in each case subject to the approval and determination of the Administrator on or prior to the applicable Date of Determination, equal to the lesser of (A) ten percent (10%) of the total shares of Common Stock of the Company outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Administrator (the “Share Limit”), also known as an “evergreen” provision. Such shares of common stock shall be made available from the authorized and unissued shares of the Company. Notwithstanding the above, no more than 25 million shares of shares of common stock may be issuable upon exercise of incentive stock options granted under the plan. As of the date of this Proxy Statement, a total of 1,624,943 shares of common stock remain available for awards under the 2019 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed or otherwise disclosed above under “Executive Compensation”, which information is incorporated by reference where applicable in this “Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions since the beginning of the fiscal year of 2019, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for 2020 and 2021, and in which any related person had or will have a direct or indirect material interest (other than compensation described above under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Related Persons.

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

On April 14, 2020, the Board and the Compensation Committee of the Board approved the award to Suren Ajjarapu, the Company’s Chief Executive Officer and Prashant Patel, the Company’s President, of bonuses for calendar 2019, in order to reward such officers for the accomplishments of the Company in 2019. Specifically, the Committee and the Board awarded Mr. Ajjarapu a bonus equal to 1% of the Company’s outstanding shares, equal to 74,484 shares of common stock, and Mr. Patel a bonus equal to 50,000 shares of common stock (valued at $455,842 and $306,000, respectively, based on the $6.12 per share value of the closing price of the Company’s common stock on the effective date of grant). The awards were made under and pursuant to the 2019 Plan. The shares vested to Mr. Ajjarapu and Mr. Patel immediately.

Also on April 14, 2020, the Compensation Committee approved the award of 12,500 shares of restricted common stock to Howard A. Doss, our then Chief Financial Officer, in consideration for services to be rendered through 2021. The shares of restricted stock vested at the rate of 1/4th of such shares on July 1 and October 1, 2020 and January 1 and April 1, 2021. The shares were valued at $6.12 per share (or $76,500 in aggregate), based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant of such shares.

On April 14, 2020, in connection with the entry into an Executive Employment Agreement with Mr. Ajjarapu on the same date, the Company issued Mr. Ajjarapu 49,020 shares of restricted common stock, which vested in the event the Company met certain performance metrics for 2020, which shares have vested in full. The shares were valued at $6.12 per share (or $300,002 in aggregate), based on the closing sales price of the Company’s common stock on the Nasdaq Capital Market on the effective date of the grant of such shares.

We entered into a lease for our current corporate office space at 2420 Brunello Trace, Lutz, Florida 33558 on November 8, 2021. The lease has a five-year term, beginning January 1, 2022, and ending December 31, 2026. Our office space occupies approximately 9,850 square feet. Our rental cost under the agreement during the term of the lease, is as follows: (a) January 1, 2022 to December 31, 2022, $18,469; (b) January 1, 2023 to December 31, 2023 $19,023; (c) January 1, 2024 to December 31, 2024, $19,594; (d) January 1, 2025 to December 31, 2025, $20,181; (e) January 1, 2026 to December 31, 2026, $20,787. The Company’s obligations under the lease are guaranteed by Suren Ajjarapu, the Company’s Chief Executive Officer and Chairman but has not been formally documented to date. The Company further agreed to indemnify and hold Mr. Ajjarapu harmless against any liability he may have in connection with such guaranty.

Review and Approval of Related Party Transactions

Our Audit Committee (which is made up of all independent directors) is tasked with reviewing and approving related party transactions. In reviewing such transactions, the committee will analyze the following factors, in addition to any other factors the committee deems appropriate, in determining whether to approve a related party transaction:

(1)	fairness of the terms for the Company (including fairness from a financial point of view);

(2)	materiality of the transaction;

(3)	bids / terms for such transaction from unrelated parties;

(4)	structure of the transaction;

(5)	the policies, rules and regulations of the U.S. federal and state securities laws;

(6)	the policies of the committee; and

(7)	interests of each related party in the transaction.

The committee will only approve a related party transaction if the committee determines that the terms of the related party transaction are beneficial and fair (including fair from a financial point of view) to the Company and are lawful under the laws of the United States. In the event multiple members of the committee are deemed a related party, the related party transaction will be considered by the disinterested members of the Board of Directors in place of the committee.

The committee is prohibited from approving or ratifying any related party transaction whereby the Company directly or indirectly, including through any subsidiary, extends or maintains credit, arranges for the extension of credit, or renews an extension of credit, in the form of a personal loan to or for any director or executive officer (or equivalent thereof) of the Company.

In addition, our Code of Ethics, which is applicable to all of our employees, officers and directors, requires that all employees, officers and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests.

Director Independence

The Board of Directors annually determines the independence of each director and nominee for election as a director, as defined in the listing standards of Nasdaq and applicable laws. The Board makes these determinations in accordance with Nasdaq’s listing standards for the independence of directors and the SEC’s rules.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

The Board has affirmatively determined that each of Donald G. Fell, Michael L. Peterson and Jeff Newell are independent. Due to the fact that Mr. Suren Ajjarapu serves as our Chief Executive Officer and Mr. Prashant Patel serves as our President, such persons are not independent. A majority of the Board is comprised of independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the fees billed by MaloneBailey LLP, our independent registered public accounting firm, for audit and non-audit services rendered to us in 2022 and 2021. These fees are categorized as audit fees and all other fees.

	Year Ended December 31,
	2022	2021
MaloneBailey LLP Fees
Audit fees	$98,950	$81,500
All other fees	61,600	24,000
Total fees	$160,550	$106,000

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	The following documents were filed as part of the Original Filing:

1.	Financial Statements. We are not filing any financial statements with this Form 10-K/A because they were included in the Original Filing.

2.	Financial Statement Schedules. We are not filing any schedules with this Form 10-K/A, which were either appropriately omitted from the Original Filing or the information required to be presented in them was shown in the financial statements or related notes at Part II, Item 8 of the Original Filing.

3.	Exhibits. We have filed, or incorporated into this Form 10-K/A by reference, the exhibits listed in the Exhibit Index on the following page.

(b)	Exhibits. See Item 15(a)(3) above.

(c)	Financial Statement Schedules. See Item 15(a)(2) above.

EXHIBIT INDEX

Exhibit	Exhibit
Number	Title
1.1	Equity Distribution Agreement, dated August 6, 2021 between the Company and EF Hutton division of Benchmark Investments. LLC (filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, as filed August 6, 2021, and incorporated herein by reference)
3.1	Second Amended and Restated Certificate of Incorporation of Trxade Group, Inc. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, as filed October 15, 2019, and incorporated herein by reference)
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed February 13, 2020, and incorporated herein by reference)
3.3	Certificate of Amendment of Certificate of Incorporation (changing name TRxADE HEALTH, INC.) (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed May 28, 2021, and incorporated herein by reference)
3.4	Limited Liability Company Agreement of SOSRx LLC effective February 15, 2022 (filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, as filed February 16, 2022, and incorporated herein by reference)
3.5	Amended and Restated Bylaws of Trxade Group, Inc. (filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form 10-12G/A, as filed July 24, 2014, and incorporated herein by reference)
4.1	Description of Registered Securities (filed as Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 27, 2023, and incorporated herein by reference)
10.1	$300,000 Promissory Note dated October 15, 2018 with Nikul Panchal (filed as Exhibit 2.02 to the Registrant’s Current Report on Form 8-K, as filed October 16, 2018, and incorporated herein by reference)
10.2	Revocable Warrant dated October 15, 2018 with Nikul Panchal (filed as Exhibit 2.03 to the Registrant’s Current Report on Form 8-K, as filed October 16, 2018, and incorporated herein by reference)
10.3**	Indemnification Agreement dated February 6, 2019 with Prashant Patel and Suren Ajjarapu (filed as Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K, as filed March 22, 2019, and incorporated herein by reference)
10.4	Form of Investment Warrant Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed July 13, 2018, and incorporated herein by reference)
10.5	Form of Warrant Agreement (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed September 26, 2014, and incorporated herein by reference)
10.6	Form of Registration Rights Agreement (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed September 26, 2014, and incorporated herein by reference)
10.7**	Employment Agreement between Trxade, Inc. and Prashant Patel May 24, 2013 (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form 10-12G/A, as filed July 24, 2014, and incorporated herein by reference)
10.8**	2014 Equity Incentive Plan (filed as Exhibit 10.3 to the Registrant’s Registration Statement on Form 10-12G, as filed June 11, 2014, and incorporated herein by reference)
10.9**	Form of Indemnification Agreement entered into between Trxade Group, Inc. and its directors and certain officers (filed as Exhibit 10.4 to the Registrant’s Registration Statement on Form 10-12G, as filed June 11, 2014, and incorporated herein by reference)
10.10**	Second Amended and Restated Trxade Group, Inc. 2019 Equity Incentive Plan (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed May 28, 2021, and incorporated herein by reference)
10.11**	Form of Stock Option Agreement (April 2020 Grants to Employees) April 14, 2020 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed April 16, 2020, and incorporated herein by reference)
10.12**	Form of Restrictive Stock Grant Agreement (Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel) April 14, 2020 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed April 16, 2020, and incorporated herein by reference)
10.13**	April 14, 2020 Executive Employment Agreement with Suren Ajjarapu (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed April 16, 2020, and incorporated herein by reference)
10.14**	First Amendment to Executive Agreement with Suren Ajjarapu dated May 5, 2020 (filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, as filed May 7, 2020, and incorporated herein by reference)
10.15**	Restrictive Stock Grant Agreement (Mr. Ajjarapu 2020 Performance Bonus)(Updated) May 5, 2020 (filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, as filed May 7, 2020, and incorporated herein by reference)

10.16**	Executive Employment Agreement dated effective June 19, 2020, entered into by and between Trxade Group, Inc. and Howard A. Doss (filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, as filed June 26, 2020, and incorporated herein by reference)
10.17**	Trxade Group, Inc. Independent Director Compensation Policy adopted April 14, 2020 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, as filed July 27, 2020, and incorporated herein by reference)
10.18**	Form of First Amendment to Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement (April 2020 Grants to Employees; Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel Award) (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed August 4, 2020, and incorporated herein by reference)
10.19**	Form of Stock Option Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan (filed as Exhibit 10.6 to the Registrant’s Registration Statement on Form S-8, as filed August 14, 2020, and incorporated herein by reference)
10.20**	Form of Restricted Stock Grant Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan (filed as Exhibit 10.7 to the Registrant’s Registration Statement on Form S-8, as filed August 14, 2020, and incorporated herein by reference)
10.21**	Form of Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement (filed as Exhibit 10.8 to the Registrant’s Registration Statement on Form S-8, as filed August 14, 2020, and incorporated herein by reference)
10.22	Non-Recourse Promissory Note in the amount of $500,000, dated February 15, 2022, by TRxADE HEALTH, INC. in favor of Exchange Health, LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed February 16, 2022, and incorporated herein by reference)
10.23	Distribution Agreement dated February 15, 2022, by and between SOSRx LLC and Integra Pharma Solutions LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed February 16, 2022, and incorporated herein by reference)
10.24	Member Asset Contribution Agreement dated February 15, 2022, between Exchange Health, LLC and SOSRx LLC (filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, as filed February 16, 2022, and incorporated herein by reference)
14.1	Code of Ethics (filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K, as filed March 23, 2015, and incorporated herein by reference)
21.1	List of subsidiaries (filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 27, 2023, and incorporated herein by reference)
23.1	Consent Independent Registered Public Accounting Firm (filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 27, 2023, and incorporated herein by reference)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 27, 2023, and incorporated herein by reference)
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act (filed as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 27, 2023, and incorporated herein by reference)
31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act
31.4*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act (filed as Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K, as filed on March 27, 2023, and incorporated herein by reference)
32.2	Certification of Principal Accounting Officer as required by Section 906 of the Sarbanes-Oxley Act (filed as Exhibit 32.2 to the Registrant’s Annual Report on Form 10-K, as filed on March 27, 2023, and incorporated herein by reference)
101	The following financial information from The Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and 2021, (ii) Consolidated Statements of Operations for the years ended December 31, 2022 and 2021, (iii) Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2022 and 2021, and (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021 (filed as Exhibit 101 to the Registrant’s Annual Report on Form 10-K, as filed on March 27, 2023, and incorporated herein by reference)
104	Cover Page Interactive Data File Cover Page Interactive Data File (embedded within the inline XBRL document)

*	Filed herewith.

**	Management contracts and compensatory plans and arrangements required to be filed as exhibits pursuant to Item 15(b) of Form 10-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 1, 2023	TRXADE HEALTH, INC.

	By:	/s/ Suren Ajjarapu
	Name:	Suren Ajjarapu
	Title:	Chief Executive Officer

