Form 10-Q
period 2023-03-31
TRxADE HEALTH, INC
filed 2023-05-15
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

There were 10,210,878 shares the registrant’s common stock outstanding on May 10, 2023 and no shares of preferred stock outstanding.

TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended March 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. These factors include, but are not limited to:

● Our limited amount of cash;

● The negative effect on our business and our ability to raise capital that is created by the fact that there is a substantial doubt about our ability to continue as a going concern;

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

● Inflation, rising interest rates, governmental responses thereto and possible recessions caused thereby.

● Changes in laws or regulations relating to our operations;

● Privacy laws;

● System errors;

● Dependence on current management;

● Our growth strategy; and

● Other risks disclosed below under, and incorporated by reference in, “Summary Risk Factors” and “Risk Factors”.

You should read the matters described and incorporated by reference in “Summary Risk Factors” and “Risk Factors” the other cautionary statements made in this Report, and incorporated by reference herein, as being applicable to all related forward-looking statements wherever they appear in this Report. We cannot assure you that the forward-looking statements in this Report will prove to be accurate and therefore prospective investors are encouraged not to place undue reliance on forward-looking statements.

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

Summary Risk Factors

We face risks and uncertainties related to our business, many of which are beyond our control. In particular, risks associated with our business include:

● Our cash is limited, and we either need to raise additional financing or secure a strategic transaction that will be beneficial to our shareholders, neither of which may be available on favorable terms, if at all;

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

● We have identified material weaknesses in our internal control over financial reporting and controls and procedures that we have not corrected;

● Many of our competitors are better established and have resources significantly greater than ours;

● We face risks associated with our operations within the pharmaceutical distribution market;

● We depend on our current management;

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

● There may be changes in state law concerning the definition of “Tele-Vet” services which may hinder our ability to provide services without an in-person visit to establish care;

● Claims, litigation, government investigations, and other proceedings that may adversely affect our business and results of operations; and

● Other risk factors included under “Risk Factors” in our latest Annual Report on Form 10-K and set forth below under “Risk Factors”.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRxADE HEALTH, INC.

Consolidated Balance Sheets

March 31, 2023 and December 31, 2022

(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$1,194,079	$1,111,156
Accounts receivable, net	707,914	728,601
Inventory	126,254	119,582
Prepaid assets	357,866	110,945
Current assets of discontinued operations	-	22,837
Total Current Assets	2,386,113	2,093,121

Property plant and equipment, net	62,393	65,214
Intangible assets and capitalized software, net	537,917	450,845
Deposits	49,031	49,031
Operating lease right-of-use assets	1,002,317	1,051,815
Total Assets	$4,037,771	$3,710,026

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	515,766	682,653
Accrued liabilities	303,225	290,013
Other current liabilities	229,165	67,517
Contingent funding liabilities	789,286	108,036
Current portion lease liabilities	204,064	196,872
Warrant liability	508,642	588,533
Notes payable— related party	-	166,667
Current liabilities of discontinued operations	-	46,500
Total Current liabilities	2,550,148	2,146,791

Long Term Liabilities
Other long-term liabilities — leases	832,483	887,035
Notes payable- related party	-	333,333

Total Liabilities	3,382,631	3,367,159

Stockholders’ Equity

Series A preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding, as of March 31, 2023 and December 31, 2022.	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 10,210,878 and 9,393,708 shares issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively	100	99
Additional paid-in capital	20,560,499	20,482,573
Retained deficit	(19,905,459)	(19,719,536)
Total	655,140	763,136
Non-controlling interest in subsidiary	-	(420,269)
Total stockholders’ equity	655,140	342,867

Total Liabilities and Stockholders’ Equity	$4,037,771	$3,710,026

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements Of Operations

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

Revenues	$2,247,750	$3,240,272
Cost of sales	690,670	1,904,569
Gross Profit	1,557,080	1,335,703

Operating Expenses:
Wage and salary expense	905,901	1,069,958
Professional fees	139,661	101,009
Accounting and legal expense	248,217	236,221
Technology expense	233,286	245,785
General and administrative	377,421	651,302
Total operating expenses	1,904,486	2,304,275
Operating Loss	(347,406)	(968,572)

Nonoperating income (expense)
Change in fair value of warrant liability	79,891	-
Interest income	4,198	-
Gain on disposal of asset	-	4,100
Interest expense	(62,392)	(1,364)
Total nonoperating expense	21,697	2,736
Net Loss from continuing operations	(325,709)	(965,836)

Net Loss from discontinued operations, net of tax	(352,244)	-
Net loss attributable to TRxADE Health, Inc.	$(677,953)	$(960,147)

Net loss attributable to non-controlling interests	-	(5,689)

Basic and diluted net loss per common share:
Continuing operations	$(0.03)	$(0.12)
Discontinued operations	$(0.04)	$-
Net loss attributable to common stockholders	$(0.07)	$(0.12)

Weighted average common shares outstanding - basic and diluted	10,060,735	8,178,124

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements Of Changes In Stockholders’ Equity

Three Months Ended March 31, 2023, and 2022

(Unaudited)

	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling Interest in	Total Stockholders’
	Shares	$ Amount	Shares	$ Amount	Capital	Deficit	Subsidiaries	Equity

Balance at December 31, 2022	-	$-	9,393,708	$99	$20,482,573	$(19,719,536)	$(420,269)	$342,867
Common stock issued for services		-	215,430	-	63,486	-	-	63,486
Disposition of assets, related party						492,030	420,269	912,299
Warrants exercised for cash		-	601,740	1	6	-	-	7
Options expense		-	-	-	14,434	-	-	14,434
Net loss		-	-	-	-	(677,953)	-	(677,953)
Balance at March 31, 2023	-	$-	10,210,878	$100	$20,560,499	$(19,905,459)	$-	$655,140

Balance at December 31, 2021	-	$-	8,166,457	$82	$20,017,528	$(16,247,437)	$-	$3,770,173
Capital Contributions		-	-	-	-	-	17,500	17,500
Common stock issued for services		-	-	-	32,083	-	-	32,083
Warrants exercised for cash		-	14,584	-	875	-	-	875
Options expense		-	-	-	32,783	-	-	32,783
Net loss		-	-	-	-	(965,836)	-	(965,836)
Balance at March 31, 2022	-	$-	8,181,041	$82	$20,083,269	$(17,213,273)	$17,500	$2,887,578

The accompanying notes are an integral part of the unaudited consolidated financial statements

TRxADE HEALTH, INC.

Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2023 and 2022

(Unaudited)

	2023	2022
Cash flows from operating activities:
Net loss from continuing operations	$(677,953)	$(965,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,821	3,972
Options expense	14,434	32,783
Common stock issued for services	63,486	32,083
Bad debt expense	(32,074)	1,317
Gain on sale of asset	-	(1,900)
Amortization of right of use assets	49,498	54,328

Changes in operating assets and liabilities:
Other assets	-	(149,229)
Accounts receivable, net	52,761	(63,237)
Prepaid assets and deposits	(22,866)	(172,857)
Inventory	(6,672)	(217,671)
Lease liability	(47,359)	(50,322)
Accounts payable	(166,887)	431,467
Accrued liabilities	(210,844)	74,501
Undeposited customer funds	-	(11,166)
Current liabilities	161,648	-
Warrant liability	(79,891)	-
Customer Deposits	-	996
Net cash used in operating activities from continuing operations	(899,898)	(1,002,381)
Net cash used in operating activities from discontinued operations	(31,633)	1,610
Net cash used in operating activities	(931,531)	(1,000,771)

Cash flows from investing activities:
Sale of fixed assets	-	23,000
Investment in capitalized software	(87,072)	-
Net cash provided by investing activities from continuing operations	(87,072)	23,000
Net cash provided by investing activities from discontinued operations	420,269	-
Net cash provided by investing activities	333,197	23,000

Cash flows from financing activities:
Repayment of contingent liability	(143,750)	-
Proceeds from sale of future revenue	825,000	-
Distributions to non-controlling interest	-	(275,000)
Proceeds from exercise of warrants	7	875
Net cash provided by financing activities from continuing operations	681,257	875
Net cash provided by (used in) financing activities from discontinued operations	-	(275,000)
Net cash provided by (used in) financing activities	681,257	(274,125)

Net change in cash	82,923	(1,251,896)
Cash at beginning of the year	1,111,156	3,122,578
Cash at end of the period	$1,194,079	$1,870,682

Supplemental disclosure of cash flow information
Cash paid for interest	$62,392	$1,364
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Insurance premium financed	$224,055	$220,354
Note Cancelled from SOSRx withdrawal	$500,000	$-
Disposition of assets, related party	$492,030	$-
Note issued as SOSRx Contribution	$-	$500,000
Intangible Asset Contribution from non-controlling interest	$-	$792,500

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

TRxADE HEALTH, INC. (“we”, “our”, “Trxade”, and the “Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, Alliance Pharma Solutions, LLC, and Bonum Health, LLC. The merger of Trxade, Inc. and TRxADE HEALTH, INC. (formerly named Trxade Group, Inc.) occurred in May 2013. Community Specialty Pharmacy was acquired in October 2018. SOSRx was created in February 2022 between Exchange Health, LLC. and Trxade.

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

Bonum Health, LLC, was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in February 2020; however, due to the COVID-19 pandemic, the Company does not anticipate installations moving forward. The Bonum Health mobile application is available on a subscription basis, primarily as a stand-alone telehealth software application that can be licensed on a business-to-business (B2B) model to clients as an employment health benefit for the clients’ employees.

SOSRx, LLC was formed on February 15, 2022. The Company entered into a relationship with Exchange Health, LLC, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals (“Exchange Health”). SOSRx LLC, a Delaware limited liability company (“SOSRx”), was formed, which was owned 51% by the Company and 49% by Exchange Health. SOSRx did not generate material revenue and in February of 2023, the Company voluntarily withdrew from the joint venture agreement. The asset impairment is reflected in the statement of operations for Fiscal 2022 as impairment of intangible asset. As part of the voluntary withdrawal the Company has recorded loss from discontinued operations reflected in the unaudited consolidated statement of operations in the amount of $352,244 for the three-month period ended March 31, 2023.

Basis of Presentation - The accompanying unaudited interim consolidated financial statements of TRxADE HEALTH, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 27, 2023.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2022, as reported in the Company’s Annual Report on Form 10-K have been omitted.

Recently Issued Accounting Pronouncements - In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective January 1, 2023. The Company determined that the update applied to trade receivables, but that there was no material impact to the consolidated financial statements from the adoption of ASU 2016-13.

From time to time, new accounting pronouncements are issued by the Financial Accounting Standard Board or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

Accounts Receivable – The Company’s receivables are from customers and are typically collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the three months ended March 31, 2023, and 2022, bad debt expense was a recovery of $32,074 from the GSG lawsuit and $1,317 respectively.

The Company had an Account Receivable with a single customer, GSG PPE, LLC (“GSG”), for the amount of $630,000 which was past due. The Company had obtained a Note Receivable which was due on September 30, 2021 and remained unpaid. The Company did not believe the amount to be collectible without legal actions, and therefore, recorded bad debt expense reflected on the consolidated statement of operations at December 31, 2021. The note was not paid pursuant to its terms and the Company had filed a suit to collect on the note and the personal guaranty securing the note. The Company settled the lawsuit in June of 2022 (See “NOTE 10 – CONTINGENCIES”, below).

Other Receivables – The Company’s other receivables balance is from one vendor. On May 20, 2022, effective as of May 18, 2022, Community Specialty Pharmacy, LLC (“CSP”) entered into an agreement to acquire COVID-19 testing kits from a third-party vendor for an aggregate of $1,200,000, of which $875,000 was paid on May 23, 2022. The Company received the COVID-19 testing kits in July 2022. On August 18, 2022 the Company was informed by the vendor that the vendor had received a letter from the U.S. Food and Drug Administration (“FDA”) that the COVID-19 test kits were misbranded under Section 502(o) of the Federal Food. Drug, and Cosmetic Act (“FDC Act”) (21 USC 352(o)) and adulterated under Section 501(f) of the FDC Act (21 USC 351(f)). Furthermore, the vendor informed the Company that the letter from the FDA also stated that because of the FDA’s prohibition on the distribution of adulterated and/or misbranded devices applies to all parties along the distribution chain, the FDA was advising the vendor against furthering the distribution of the COVID-19 test kits in interstate commerce. The company wrote the amount off as a loss of inventory at 12/31/2022.

Income (loss) Per Common Share – Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of March 31, 2023, we had 2,689,969 outstanding warrants to purchase shares of common stock and 431,425 options to purchase shares of common stock. As part of the termination of the White Lion deal, White Lion was issued 50,000 shares of stock per the agreement on March 1, 2023. Armistice Capital executed its pre-funded warrants on January 4, 2023, and purchased 601,740 shares of stock with a purchase price of $6.02.

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended,
	March 31, 2023	March 31, 2022
Numerator:
Net loss from continuing operations	$(325,709)	$(965,836)
Net loss from discontinued operations	(352,244)	$-
Numerator for basic and diluted EPS - income available to common stockholders	(677,953)	$(960,147)
Denominator:
Denominator for basic and diluted EPS – weighted average shares	10,060,735	8,178,124
Basic and diluted loss per common share	$(0.07)	$(0.12)
Continuing operations	$(0.03)	$(0.12)
Discontinued operations	$(0.04)	$-

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

As of March 31, 2023 the Company had an accumulated deficit of $19.9 million. We have limited financial resources. As of March 31, 2023 we had a working capital deficit of $164,035 and a cash balance of $1.2 million. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless Management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- DISPOSITION OF BUSINESS

On and effective on, February 1, 2023, the Company, Exchange Health and SOSRx, entered into a Voluntary Withdrawal and Release Agreement, which was replaced in its entirety and corrected on February 4, 2023 and effective February 4, 2023 (as replaced and corrected, the “Release Agreement”).

As part of the withdrawal agreement, a note payable to Exchange Health was forgiven in the amount of $500,000 and $15,000 in accounts payable was waived. Effective February 4, 2023, the operations of SOSRx were discontinued and operations were shut down. As a result of this, the assets and liabilities of SOSRx have been reflected as assets and liabilities of discontinued operations in the Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022 as follows:

	March 31, 2023	December 31, 2022

Cash	$-	$22,474
Accounts receivable	-	363
Total assets of discontinued operations	$-	$22,837

Accounts payable	$-	$46,500
Total liabilities of discontinued operations	$-	$46,500

The Agreement qualifies as a discontinued operation in accordance with U.S. GAAP. As a result, operating results and cash flows related to the SOSRx operations have been reflected as discontinued operations in the Company’s consolidated statements of operations, consolidated statements of cash flows and consolidated statements of shareholders’ equity.

	March 31, 2023	March 31, 2022
Revenue	-	6,600
Cost of sales	-	-
General and administrative expense	(146)	(18,211)
Operating loss	(146)	(11,611)
Net loss from discontinued operations	(146)	(11,611)

NOTE 4- RELATED PARTY TRANSACTIONS

On February 15, 2022, the Company entered into a relationship with Exchange Health, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals. In connection therewith, SOSRx LLC (“SOSRx”), was formed in February 2022, which is owned 51% by the Company and 49% by Exchange Health. On February 15, 2022, the Company contributed cash to SOSRx in the amount of $325,000, issued a promissory note to SOSRx in the amount of $500,000, which was immediately assigned to Exchange Health (the “Promissory Note”), and agreed to make an earn out payment of up to $400,000, payable, at the Company’s discretion, in cash or common stock of the Company, based on SOSRx achieving certain revenue targets of SOSRx (the “Earn Out Payments”); and entered into a Distribution Services Agreement with SOSRx (the “Distribution Agreement”). Exchange Health contributed $792,000 in software and contracts which was recorded as an intangible asset on the balance sheet of SOSRx. The intangible asset was determined to be impaired and was written off on December 31, 2022.

At March 31, 2023, total related party debt was $0.

On and effective on, February 1, 2023, the Company, Exchange Health and SOSRx, entered into a Voluntary Withdrawal and Release Agreement, which was replaced in its entirety and corrected on February 4, 2023 and effective February 4, 2023 (as replaced and corrected, the “Release Agreement”). Pursuant to the Release Agreement, the Company voluntarily withdrew as a member of SOSRx pursuant to the terms of the Operating Agreement of SOSRx, which provided that the Company would withdraw from SOSRx if certain revenue targets were not met, which targets have not been met.

Also pursuant to the Withdrawal Agreement, (a) the Company agreed to the termination of its interests in SOSRx and its withdrawal as a member thereof for no consideration (the “Withdrawal”); (b) the Promissory Note, and all of the Company’s obligations under such Promissory Note were terminated; and (c) the parties agreed that no Earn Out Payments will be due. The Release Agreement also (i) provides that all accumulated losses of SOSRx through December 20, 2022, will be allocated 51%/49% between the Company and Exchange Health; (ii) provides for a total of approximately $15,000 in outstanding invoices owed by the Company to SOSRx to be waived; (iii) includes certain indemnification obligations of SOSRx and Exchange Health; (iv) requires SOSRx to pay certain pre-agreed outstanding invoices of SOSRx; (v) includes mutual releases of the Company and SOSRx and Exchange Health; and (vi) includes customary representations and warranties of the parties.

NOTE 5 – CONTINGENT FUNDING LIABILITIES

On March 14, 2023, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third-party agreed to fund the Company $875,000 to purchase $1,224,000 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $42,500 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default.

On September 14, 2022, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third-party agreed to fund the Company $275,000 to purchase $396,000 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $15,000 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default. This agreement was fully paid off in January 2023.

On June 27, 2022, the Company entered into a non-recourse funding agreement with a third-party funder for the purchase and sale of future receivables. Pursuant to the Receivables Agreement, the third-party agreed to fund the Company $550,000 to purchase $792,000 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $27,500 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default. This agreement was fully paid off in January 2023.

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

Under ASC 470, amounts recorded as debt are to be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining period. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of March 31, 2023 the total contingent funding liability was $789,286 and the effective interest rate was approximately 36%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the funding source will decrease the contingent funding liability balance accordingly.

NOTE 6 – STOCKHOLDERS’ EQUITY

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

NOTE 7 – PREFUNDED AND PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the stock placement, the investor pre-purchased 601,740 Private Warrants at a purchase price of $1.14999 per warrant. The Pre-Funded Warrants are immediately exercisable, have an exercise price of $0.00001 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. On January 4, 2023, the investor exercised the 601,740 warrants for a purchase price of $6.02. The investor was issued the shares on this date. Each Private Warrant has an exercise price of $1.50 per share, will be exercisable following Stockholder Approval, which was obtained in December 2022, and will expire on the fifth anniversary of the date on which the Private Warrants become exercisable. The Private Warrants contain standard adjustments to the exercise price including for stock splits, stock dividend, rights offerings and pro rata distributions, and include full ratchet anti-dilutive rights in the event the Company issues shares of Common Stock or Common Stock equivalents within fifteen months of the initial exercise date, with a value less than the then exercise price of such Private Warrants, subject to certain customary exceptions, and further subject to a minimum exercise price of $0.232 per share. The Private Warrants also include certain rights upon ‘fundamental transactions’ as described in the Private Warrants, including allowing the holders thereof to require that the Company re-purchase such Private Warrants at the Black Scholes Value of such securities.

NOTE 8 – WARRANTS

For the three-month period ended March 31, 2023, no warrants were granted, and none expired. For the three-month period ended March 31, 2023, 601,740 prefunded warrants to purchase shares of common stock were exercised for a total purchase price of $6.02. See Note 7- Prefunded and Private Placement Warrants for further description.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant.

There was no compensation cost related to the warrants for the three months ended March 31, 2023, and 2022, respectively.

The Company’s outstanding and exercisable warrants as of March 31, 2023, are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life In Years	Intrinsic Value
Warrants outstanding as of December 31, 2022	2,689,969	1.50	4.72	6,731
Warrants granted	-	-	-	-
Warrants forfeited, expired, cancelled	-	-	-	-
Warrants exercised	-	-	-	-
Warrants outstanding as of March 31, 2023	2,689,969	1.49	4.48	7,943
Warrants exercisable as of March 31, 2023	2,689,969	1.49	4.48	7,943

NOTE 9 – OPTIONS

The Company maintains stock option plans under which certain employees are awarded option grants based on a combination of performance and tenure. The stock option plans provide for the grant of up to 2,333,333 shares, and the Company’s Second Amended and Restated 2019 Equity Incentive Plan provides for automatic increases in the number of shares available under such plan (currently 2,000,000 shares) on April 1st of each calendar year, beginning in 2021 and ending in 2029 (each a “Date of Determination”), in each case subject to the approval and determination of the administrator of the plan (the Board of Directors or Compensation Committee) on or prior to the applicable Date of Determination, equal to the lesser of (A) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the administrator. The administrator did not approve an increase in the number of shares covered under the plan as of April 1, 2023 or 2022.

For the three-month period ended March 31, 2023, 135,802 options to purchase shares were granted, none were forfeited, and none expired. For the three-month period ended March 31, 2023, no options to purchase shares of common stock were exercised.

Total compensation cost related to stock options granted was $14,434 and $32,783 for the three-months ended March 31, 2023, and 2022, respectively.

The following table represents stock option activity for the three-month period ended March 31, 2023:

	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Life in Years	Intrinsic Value
Options outstanding as of December 31, 2022	295,623	$4.40	3.92	$-
Options exercisable as of December 31, 2022	257,506	4.42	3.89	-
Options granted	135,802	0.41	5.01	-
Options forfeited	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Options outstanding as of March 31, 2023	431,425	3.14	4.26	-
Options exercisable as of March 31, 2023	269,473	4.35	3.72	-

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

GSG PPE, LLC

On November 19, 2021, Integra filed a complaint against GSG PPE, LLC (“GSG”) and Gary Waxman (“Waxman”), the owner, alleging three counts of breach of contract for a purchase agreement, a promissory note, and a personal guaranty. Collectively, the company alleges that GSG and Waxman have materially breached all three contracts. In late 2020, GSG and Integra executed a valid initial contract setting the terms of a business transaction. GSG failed to pay Integra approximately 75% of the amount owed to Integra. GSG acknowledged it owed the money and executed a promissory note in favor of Integra in the amount of $630,000 which matured on September 30, 2021. The note provides for attorney fees and interest in addition to the $630,000. Waxman’s personal guaranty confirmed that GSG owed Integra $630,000. On September 30, 2021, the $630,000 was recorded as Bad Debt Expense. A settlement was entered into between the parties in June 2022, whereby GSG and Waxman agreed to pay $743,000 which included attorney fees and interest, which is required to be paid to the Company in monthly installments over 17 months. The Company received additional monthly installment payments as part of the agreement through January 2023. As of March 31, 2023, and through the date of this filing, the Company has not received the monthly installment payments due to the Company from GSG since January of 2023.

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

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of March 31, 2023.

Amounts due within twelve months of March 31,
2023	295,884
2024	304,761
2025	313,903
2026	254,914
Thereafter	91,373
Total minimum lease payments	1,260,835
Less: effect of discounting	(237,868)
Present value of future minimum lease payments	1,022,967
Less: current obligations under leases	202,621
Long-term lease obligations	$820,346

The difference to the balance sheet above is due to the current and long-term remaining lease obligations of the copier operating lease not included in the amount of $13,580 as of March 31, 2023.

For the three-months ended March 31, 2023, and 2022, amortization of Right of Use Assets was $49,498 and $54,328, respectively and the amortization of the Lease Liability was $47,360 and $50,322, respectively.

NOTE 12 – SEGMENT REPORTING

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

The Company classifies its business interests into reportable segments which are:

●	Trxade, Inc. - Web based pharmaceutical marketplace platform – B2B sales
●	CSP - Community Specialty Pharmacy, LLC – Licensed retail pharmacy – B2C sales
●	Integra - Integra Pharma, LLC - Licensed wholesaler of brand, generic and non-drug products – B2B sales
●	Unallocated - Other – corporate overhead expense, Alliance Pharma Solutions, LLC and Bonum Health, LLC

Three Months Ended March 31, 2023	Trxade, Inc.	CSP	Integra	Unallocated	Total
Revenue	$1,443,177	$311,257	$476,356	$16,960	$2,247,750
Gross Profit	1,443,177	40,684	56,259	16,960	1,557,080
Segment Assets	1,884,610	(553,292)	358,035	2,348,418	4,037,771
Segment Profit/Loss	618,548	(151,002)	(104,868)	(1,040,631)	(677,953)
Cost of Sales	$-	$270,573	$420,097	$-	$690,670

Three Months Ended March 31, 2022	Trxade, Inc.	CSP	Integra	Unallocated	Total
Revenue	$1,381,963	$268,407	$1,567,530	$22,372	$3,240,272
Gross Profit	1,381,963	(82,311)	13,679	22,373	1,335,703
Segment Assets	1,751,758	(482,577)	1,053,179	3,517,851	5,840,211
Segment Profit/Loss	484,500	(148,510)	(155,028)	(1,146,796)	(965,836)
Cost of Sales	$-	$350,718	$1,553,851	$-	$1,904,569

NOTE 13 – SUBSEQUENT EVENTS

As previously disclosed in a Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission (the “SEC”) on August 1, 2022, on July 29, 2022, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with the minimum $2,500,000 stockholders’ equity requirement in Nasdaq Listing Rule 5550(b)(1) (the “Rule”) for continued listing on the Nasdaq Capital Market, and did not meet the alternative listing requirements under Nasdaq Listing Rule 5550(b). On October 17, 2022, Nasdaq granted the Company’s request for an extension until January 25, 2023, to regain compliance with NASDAQ.

A hearing before the Panel was held on March 23, 2023, at which the Company presented a plan to regain compliance with the Rule that included an underwritten public offering of Company securities of up to $15,000,000 and expense reductions. On April 5, 2023, the Company received a letter from Nasdaq advising the Company that the Panel was granting the Company’s request for an exception to permit the continued listing of the Company’s stock on the Nasdaq Capital Market while it completes a public offering of its Company securities up to $15,000,000. The Panel’s grant of the Company’s request for continued listing is subject to the conditions that (i) on or before April 15, 2023, the Company must advise the Panel on the status of the filing of an S-1 registration statement for the offering, and (ii) on or before June 21, 2023, the Company must demonstrate compliance with the Rule. The Company did file an S-1 with the SEC on April 15, 2023 and received a no review letter in return.

On April 13, 2023, a settlement was reached in the Studebaker Defense Group LLC. and Integra Pharma Solutions, LLC. legal case. The court found in favor of Integra Pharma Solutions and ordered Studebaker Defense Group, LLC. to pay $550,000 to Integra Pharma Solutions. The payments will commence on May 1, 2023 and continue monthly in 17 installments until the full amount is paid in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 27, 2023 (the “Annual Report”).

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

In addition, unless the context otherwise requires and for the purposes of this report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;
●	“Securities Act” refers to the Securities Act of 1933, as amended.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Recent Events. Summary of material transactions occurring during the three months ended March 31, 2023.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2023, and 2022.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

The Company changed its name on June 1, 2021, from “Trxade Group, Inc” to “TRxADE HEALTH, INC.”. TRxADE HEALTH, INC. owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC (formerly Pinnacle Tek, Inc.), Alliance Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, and Bonum Health, LLC. Trxade, Inc. is a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

On January 20, 2023, the Company entered into Membership Interest Purchase Agreements to sell 100% of the outstanding membership interests of Alliance Pharma Solutions, LLC and Community Specialty Pharmacy, LLC.

On February 15, 2022, the Company entered into a relationship with Exchange Health, LLC, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals (“Exchange Health”). SOSRx LLC, the created entity relating to the relationship, a Delaware limited liability company, was formed in February 2022, and was owned 51% by the Company and 49% by Exchange Health (“SOSRx”).

On February 4, 2023, and effective as of February 1, 2023, the Company entered into a Voluntary Withdrawal and Release Agreement, (the “Release Agreement”). Pursuant to the Release Agreement, (a) the Company voluntarily withdrew as a member of SOSRx pursuant to the terms of the Operating Agreement of SOSRx, (b) the Company’s interests in SOSRx were terminated; (c) the Company’s promissory note in favor of SOSRx was canceled; and (d) the parties agreed that no earn out payments will be due.

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

As of March 31, 2023, the TRxADE platform increased its registered users by 1,149 or 9% compared to March 31, 2022. For the three months ended March 31, 2023, new registrations were 291 compared to 339 for the same period in 2022. As of March 31, 2023, total registered users were approximately 14,100+ compared to 12,962 at March 31, 2022.

The table below summarizes the key metrics that management evaluated in relation to the activity on the Trxade platform for the three-month period ended March 31, 2023 compared to the same period in 2022:

Processed Sales Volume	7%
Total Revenue	4%
Registered Users	8%

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

Alliance Pharma Solutions, LLC

Alliance Pharma Solutions, LLC, a.k.a. DelivMeds, (“DelivMeds”) was established in 2018 as a digital option to traditional prescription delivery. DelivMeds is currently being rebranded and the digital technology continues to be developed. DelivMeds has generated no revenue and we continue to incur significant technology expenses. For fiscal 2022 we incurred approximately $450,845 of research and development expense which was capitalized beginning January 2022 in line with GAAP guidance. For the three-month period ended March 31, 2023 there was $87,072 research and development expense capitalized. As discussed above, we entered into a Membership Purchase Agreement in January of 2023 to sell 100% of the outstanding membership interests of Alliance Pharma Solutions, LLC and Community Specialty Pharmacy, LLC.

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

SOSRx, LLC

On February 15, 2022, the Company entered into a relationship with Exchange Health, LLC. On February 4, 2023, a voluntary withdrawal agreement was signed by both parties.

As shown in our results of operations below, to date we have not experienced any significant material negative impact to our operations, revenues or gross profit due to COVID-19. We have however been adversely affected by reductions to, and interruptions in, the delivery of supply chain pharmaceuticals that have had a negative impact on our wholesalers, certain technology outsourcing in India and the Philippines and finding qualified staff due to the pandemic, which may become more frequent or material in the future. We are carefully managing our inventory supply network while we work to overcome these challenges. The full extent of the impact of COVID-19 on our business and operations currently cannot be estimated and will depend on a number of factors including the continued scope and duration of the global pandemic.

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

Recent Events

As previously disclosed in the Current Report on Form 8-K, filed by the Company with the SEC on August 1, 2022, on July 29, 2022, the Company received a letter from Nasdaq notifying the Company that it was not in compliance with the minimum $2,500,000 stockholders’ equity requirement in Nasdaq Listing Rule 5550(b)(1) (the “Rule”) for continued listing on the Nasdaq Capital Market, and did not meet the alternative listing requirements under Nasdaq Listing Rule 5550(b). On October 17, 2022, Nasdaq granted the Company’s request for an extension until January 25, 2023, to regain compliance with this requirement.

On January 30, 2023, the Company received a delist determination letter from Nasdaq advising the Company that Nasdaq had determined that the Company did not meet the terms of the extension. Specifically, the Company did not complete its proposed transactions and was unable to file a Current Report on Form 8-K by January 25, 2023, evidencing compliance with the Rule.

On February 6, 2023, the Company submitted a hearing request to the Nasdaq Hearings Panel (the “Panel”), which request stayed any delisting action by Nasdaq at least until the hearing process concludes and any extension granted by the Panel expires.

A hearing before the Panel was held on March 23, 2023, at which the Company presented a plan to regain compliance with the Rule that included an underwritten public offering of Company securities of up to $15,000,000 and expense reductions. On April 5, 2023, the Company received a letter from Nasdaq advising the Company that the Panel was granting the Company’s request for an exception to permit the continued listing of the Company’s stock on the Nasdaq Capital Market while it completes a public offering of its Company securities up to $15,000,000. The Panel’s grant of the Company’s request for continued listing is subject to the conditions that (i) on or before April 15, 2023, the Company must advise the Panel on the status of the filing of an S-1 registration statement for the offering, and (ii) on or before June 21, 2023, the Company must demonstrate compliance with the Rule.

Plans For B2C Subsidiaries Moving Forward

In April of 2022 the Board of Directors and the Chief Executive Officer of the Company authorized the exploration of strategic alternatives for the Company’s Bonum Health, LLC subsidiary. The Board will consider a wide range of options for these B2C subsidiaries including, among other things, a potential sale, spin-off, fund raising, combination or other strategic transaction which may also include the winding down. No final determinations regarding potential strategic alternatives for these have been made to date.

Liquidity and Capital Resources

Cash

Cash was $1,194,079 at March 31, 2023, compared to $1,133,633 as of December 31, 2022. The increase in cash was mainly due to an advance on future accounts receivable in the amount of $875,000, We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	March 31, 2023	December 31, 2022	Change	Percent Change
Cash	$1,194,079	$1,133,633	$60,446	5%
Current assets (excluding cash)	1,192,034	959,490	232,544	24%
Current liabilities (excluding short term debt)	2,550,148	1,980,124	570,024	29%
Short term debt (notes payable related party)	-	166,667	(166,667)	(100)%
Working capital	(164,035)	(53,668)	(110,367)	206%

Our principal sources of liquidity have historically been cash provided by operations, sales of equity, and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses, technology development, and acquisitions. We anticipate these uses will continue to be our principal sources of, and uses of, cash in the future.

The increase in cash as of March 31, 2023, compared to December 31, 2022, was primarily due to the sale of future receivables that increased cash by approximately $875,000, see NOTE 5 – CONTINGENT FUNDING LIABILITIES, and increased revenues that were partially offset by expenses as noted below:

●	Salaries and Wages of $906,000;
●	Professional Fees of $0.14 million;

Liquidity Outlook cash explanation

Cash Requirements

Our primary objectives for the remainder of 2023 are to take steps in an effort to increase our client base and operational revenue on our Trxade Inc. and Trxade Prime platforms, and to complete potential strategic transactions of our business-to-consumer subsidiaries, which may include a potential sale, spin-off, fund raising, combination or other strategic transaction, and also include the winding down of such entities. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all. We may also raise additional funding in the future through the sale of equity.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses from April 2023 to March 2024	Amount
General and administrative (1)	$8,000,000
Total	$8,000,000

(1) Includes estimated wages and payroll, legal and accounting, marketing, rent and web development.

We will still require additional funding in the future to support our operations.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the following periods:

	Three Months Ended,
	March 31, 2023	March 31, 2022	Change	Percent Change
Net loss	$(677,953)	$(965,836)	$287,883	(30)%
Net cash provided by (used in):
Net cash used in operating activities from continuing operations	(899,898)	(1,002,381)	102,483	10%
Net cash used in operating activities from discontinued operations	(31,633)	1,610	(33,243)	(2,065)%
Operating Activities	(931,531)	(1,000,771)	69,240	7%

Net cash used in investing activities from continuing operations	(87,072)	23,000	(110,072)	479%
Net cash provided by investing activities from discontinued operations	420,269	-	420,269	100%
Investing Activities	333,197	23,000	310,197	1,349%

Net cash provided by financing activities from continuing operations	681,257	875	680,382	77,758%
Net cash used in financing activities from discontinued operations	-	(275,000)	275,000	100%
Financing Activities	681,257	(274,125)	955,382	(349)%
Net change in cash	$82,923	$(1,251,896)	$1,334,189	107%

Cash used in operations for the three months ended March 31, 2023, was $931,531, compared to cash used in operations for the three months ended March 31, 2022, of $1,000,771. The decrease in cash used in operations for the three months ended March 31, 2023, compared to March 31, 2022, was mainly due to decreased salaries and wages and accounting and legal expenses for the comparable periods.

Cash provided by investing activities for the three months ended March 31, 2023, was $333,197 and $23,000 for the three months ended March 31, 2022. The increase in cash provided by investing activities is related to the capitalization of software and development costs and the discontinuation of SOSRx.

Cash provided by financing activities for the three months ended March 31, 2023, was $681,257 compared to cash used for financing activities for the three months ended March 31, 2022, which was $274,125. The difference was due to the $825,000 receivables funding obtained in March 2023; offset by repayments of $143,750 on the advance and the termination of the agreement with SOSRx.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended March 31, 2023, compared to Three Month Period Ended March 31, 2022

	Three Months Ended March 31,			Percentage
	2023	2022	Change	Change
Revenues	$2,247,750	$3,240,272	(992,522)	(30.6)%
Cost of sales	690,670	1,904,569	(1,213,899)	(63.7)%
Gross profit	1,557,080	1,335,703	221,377	16.6%
Operating expenses:
Technology, research & development	233,286	245,785	(12,499)	(5.1)%
Wages and salary	905,901	1,069,958	(164,057)	(15.3)%
Accounting and legal	248,217	236,221	11,996	5.1%
Professional fees	139,661	101,009	38,652	38.3%
Other general and administrative (less stock-based compensation expense)	299,500	586,436	(286,936)	(48.9)%
Warrants and options expense	77,921	64,866	13,055	20.1%
Total operating expenses	1,904,486	2,304,275	(399,789)	(17.3)%
Change in fair value of warrant liability	79,891	-	79,891	100%
Interest, net	(58,194)	(1,364)	(56,830)	4166.4%
Gain on disposal of asset	-	4,100	(4,100)	100%
Net Loss from operations	$(325,709)	$(965,836)	$640,127	66.28%
Loss on discontinued operations	$(352,244)	-	499,306	100.00%
Net loss attributable to TRxADE Health, Inc.	(677,953)	(960,147)	282,194	(29.4)%
Net loss attributable to non-controlling interests	-	(5,689)	5,689	100.00%

Our revenues for the three months ended March 31, 2023, were from the Trxade platform, Community Specialty Pharmacy, Integra Pharma Solutions and Bonum Health. Revenues decreased by $992,522, compared to the same period ended March 31, 2022. Trxade Inc revenue generated from platform sales increased 6% and revenue generated by Trxade Prime decreased approximately 11% for the three months ended March 31, 2023 compared to the same period ended March 31, 2022. The decrease in revenue for Trxade Prime is related to decreased sales, see “Company Overview - Integra Pharma Solutions”.

For the three-month period ended March 31, 2023, cost of goods sold and gross profit were $690,670 and $1,557,080, respectively, and $1,904,569 and $1,335,703, respectively for the same period in 2022. Gross profit as a percentage of sales was 69% for the three months ended March 31, 2023, compared to 41% for the three months ended March 31, 2022. The increase in gross profit is a result of increased revenue generated by the Trxade platform that has no cost of goods expense and the improved gross margins generated by Trxade Prime in the three-month period ended March 31, 2023.

General and administrative expenses (less stock-based compensation expense) decreased for the three months ended March 31, 2023, to $299,500 compared to $586,436 for the comparable period in 2022. The decrease was mainly due to an additional $630,000 bad debt expense recorded in the three-month period ended September 30, 2021 related to the GSG receivable.

We had interest expense, net of $58,194 for the three months ended March 31, 2023, compared to interest expense of $1,364 for the three months ended March 31, 2022. The reason for the increase was the repayments of the accounts receivable advances taken in 2022, off set by interest income from the GSG legal settlement (see discussion above under “Recent Events”).

Net loss decreased $287,883 to a net loss of $677,953 for the three months ended March 31, 2023, compared to a net loss of $965,836 for the three months ended March 31, 2022. The decrease in net losses is mainly driven by expense reduction initiatives implemented by management starting in July of 2022. For the three-month period ended March 31, 2023, the following expenses were reduced:

●	Technology expense of approximately $13,000;
●	Salary and wages expense of approximately $164,000;
●	Warrant and Options expense of approximately $13,000.

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

Community Specialty Pharmacy, LLC (“CSP”) is a licensed retail pharmacy. CSP fills prescriptions for drugs written by a doctor and recognizes revenue at the time the patient confirms delivery of the prescription. Customer returns are not material. Step One: Identify the contract with the Customer – The prescription is written by a doctor for a patient and presented by the patient to the Customer and is in turn delivered to CSP. The prescription identifies the performance obligations in the contract. CSP fills the prescription and delivers to the Customer the drugs, fulfilling the contract. The collection is probable because there is confirmation that the patient has insurance for reimbursement to CSP prior to filling the prescription. Step Two: Identify the performance obligations in the contract – Each prescription is distinct to the Customer. Step Three: Determine the transaction price – The consideration is not variable. The transaction price is determined to be the price of prescription at the time of delivery which considers the expected reimbursements from third party payors (e.g., pharmacy benefit managers, insurance companies and government agencies). Step Four: Allocate the transaction price – The price of the prescription invoiced represents the expected amount of reimbursement from third party payors. There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – Revenue is recognized after the delivery of the prescription.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Because we are a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mr Patel, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 27, 2023 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2022, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Relating to Our Business:

We need additional capital which may not be available on commercially acceptable terms, if at all, which creates substantial doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of March 31, 2023, the Company had an accumulated deficit of $19.9 million. We have limited financial resources, as of March 31, 2023, we had working capital deficit of $0.3 million and a cash balance of $1.2 million. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that our condensed financial statements are issued. The financial herein do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

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

We have no commitments for any additional financing and such commitments may not be obtained on favorable terms, if at all. Any additional equity financing will be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants with respect to dividends, raising future capital, and other financial and operational matters. If we are unable to obtain additional financing as needed, we may be required to reduce the scope of our operations or our anticipated expansion, which could have a material adverse effect on us.

Our industry and the broader US economy have experienced higher than expected inflationary pressures in 2022 and the first quarter of 2023, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, results of operations and cash flows could be materially and adversely affected.

The first three quarters of 2022 and the first quarter of 2023 have seen significant increases in the costs of certain materials, products and shipping costs, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Service, materials and shipping costs have also increased accordingly with general supply chain and inflation issues seen throughout the United States leading to increased operating costs. Recent supply chain constraints and inflationary pressures may continue to adversely impact our operating costs and may negatively impact our ability to procure and ship products in a timely and cost-effective manner, if at all, which could result in reduced margins and lack of products and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Upon the occurrence of an event of default under our Receivables Agreement, our cash flows may be adversely affected.

On March 4, 2023, June 27, 2022 and September 14, 2022, the Company entered into non-recourse funding agreements with the same third-party funder for the purchase and sale of future receivables (the “Receivables Agreements”), Pursuant to the Receivables Agreements, the third-party agreed to fund the Company on June 27, 2022 $550,000 to purchase $792,000 of future receivables; and fund the Company again on September 14, 2022 $275,000 to purchase $396,000 of future receivables and again on March 4, 2023 $850,000 to purchase $1,224,000. Under the Receivables Agreements, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $42,500, $27,500 and $15,000 as origination fees in connection with the Receivables Agreements. The Receivables Agreements also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default,

Upon the occurrence of an event of default under the Receivables Agreement, we are required to pay the third-party funder 100% of future receivables equal to the entire purchased amount. While the Receivables Agreement is in place, we are prohibited from selling any other receivables. As a result, if an event of default occurs under the Receivables Agreement, 100% of our sales revenue would be required to be paid until such time as the amount owed under the Receivables Agreement is paid in full. If this were to occur, our cash flows would be adversely affected and we may not have sufficient liquidity to pay our debt obligations and expenses, may be forced to raise additional funds which may not be available on favorable terms, if at all, and may be forced to curtail certain of our business activities, any of which may cause the value of our securities to decline in value.

Risks Relating to our Securities:

The Private Placement Warrants are accounted for as liabilities and the changes in fair value of such Private Placement Warrants may have a material effect on our financial results.

It is the opinion of management and our auditors that because of the terms of such Private Placement Warrants, such Private Placement Warrants should be accounted for as liability instruments.. Under the liability accounting treatment, the Company would be required to measure the fair value of these instruments at the end of each reporting period and recognize changes in the fair value from the prior period in the Company’s operating results for the current period. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside our control. The Private Placement Warrants are required to be accounted for under liability accounting treatment, we will recognize noncash gains or losses due to the quarterly fair valuation of these warrants which could be material. The impact of changes in fair value on our earnings may have an adverse effect on the market price of our common stock and/or our stockholders’ equity, which may make it harder for us to, or prevent us from, meeting the continued listing standards of The Nasdaq Capital Market.

We are currently prohibited from filing any new registration statements on Form S-3 and effective upon the date that our Annual Report on Form 10-K for the year ended December 31, 2022 was filed with the SEC, we are prohibited from using our Shelf Form S-3 until at least October 2023.

Due to our inadvertent failure to timely file a Current Report on Form 8-K, we are currently prohibited from using Form S-3 to register securities with the SEC. Separately, effective on March 27,2023, the date that we filed our Annual Report on Form 10-K for the year ended December 31, 2022, our ability to use our previously effective shelf Form S-3, was suspended until at least October 2023. As a result, we will be required to use Form S-1, a longer-form registration statement for future offerings, and are prohibited, until at least October 2023, from undertaking at-the-market offerings.

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

Among the conditions required for continued listing on The Nasdaq Capital Market, Nasdaq requires us to maintain at least $2.5 million in stockholders’ equity or $500,000 in net income over the prior two years or two of the prior three years. As discussed above of June 30, 2022, September 30, 2022 and December 31, 2022, our stockholders’ equity was below $2.5 million and we did not otherwise meet the net income requirements described above, and as such, we are not currently in compliance with Nasdaq’s continue listing standards. If we fail to timely remedy our compliance with the applicable requirements, our stock may be delisted.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 6, 2023, an investor exercised 601,740 “pre-funded warrants” for an aggregate purchaseprice of $6.02 and was issued 601,740 shares of common stock on that date. The terms of these warrants were previously described in our Current Report on Form 8-K dated October 4, 2022.

On [date], we issued 50,000 shares of common stock to White Lion Capital, LLC as the “commitment shares” pursuant to the terms of a Common Stock Purchase Agreement dated September 7, 2022, as described inour Current Report on Form 8-K dated September 7, 2022.

In each case, the issuance did not involve a public offering and was made without general solicitation or general advertising, and the recipient of the shares was an accredited investor.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company repurchased no shares of common stock during the first quarter of 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On March 4, 2023, the Company entered into Agreement for the Purchase and Sale of Future Receipts Agreements (the “Receivables Agreements”), with Agile Capital Funding LLC (“Agile”). Pursuant to the Receivables Agreements, the Company sold $1,124,000 of receivables for $850,000 (less the origination fee discussed below) which amount will be paid in weekly installments equal to 18% of the proceeds of each future sale made by the Company. We also paid a $42,500 origination fee in connection with each of the Receivables Agreements, respectively. The Receivables Agreements allows for Agile to file UCCs securing the payment of amounts due under the Receivables Agreements and include customary events of default. Upon the occurrence of an event of default under the Receivables Agreements, we are required to pay Agile 100% of the proceeds from future sales until Agile is paid in full, and the entire amount of receivables is payable in full immediately. While the Receivables Agreements are in place, we are prohibited from selling any other receivables.

A copy of the March 4, 2023 Agreement for the Purchase and Sale of Future Receipts are incorporated by reference herein as Exhibit 10.1 and attached hereto as Exhibit 10.9, respectively.

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

TRxADE HEALTH, INC.

By:	/s/ Suren Ajjarapu
Suren Ajjarapu
Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2023

By:	/s/ Prashant Patel
Prashant Patel
Interim Chief Financial Officer (Principal Accounting/Financial Officer)

Date: May 15, 2023

