Form 10-Q
period 2023-06-30
TRxADE HEALTH, INC
filed 2023-08-18
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

There were 1,247,169 shares of the registrant’s common stock outstanding on August 10, 2023 and no shares of preferred stock outstanding.

TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended June 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. These factors include, but are not limited to:

●	Our limited amount of cash;
●	The negative effect on our business and our ability to raise capital that is created by the fact that there is a substantial doubt about our ability to continue as a going concern;
●	Risks of our operations not being profitable;
●	Claims relating to alleged violations of intellectual property rights of others;
●	Technical problems with our websites;
●	Risks relating to implementing our acquisition strategies;
●	Negative effects on our operations associated with the opioid pain medication health crisis;
●	Regulatory and licensing requirement risks;
●	Risks related to changes in the U.S. healthcare environment;
●	The status of our information systems, facilities and distribution networks;
●	Risks associated with the operations of our more established competitors;
●	Regulatory changes;
●	Healthcare fraud;
●	The potential impact of some future pandemic;
●	Inflation, rising interest rates, governmental responses thereto and possible recessions caused thereby.
●	Changes in laws or regulations relating to our operations;
●	Privacy laws;
●	System errors;
●	Dependence on current management;
●	Our growth strategy;

● Risks related to the disruption of management’s attention from ongoing business operations due to pursuit of requirements related to being a listed company; and

● Other factors discussed in this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Form 10-K.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in this Quarterly Report and in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors” in the Quarterly Report for the period ending March 31, 2023, filed with the Securities and Exchange Commission (SEC) on May 15, 2023. Readers of this Quarterly Report on Form 10-Q should also read our other periodic filings made with the SEC and other publicly filed documents for further discussion regarding such factors.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRxADE HEALTH, INC.

Consolidated Balance Sheets

June 30, 2023 and December 31, 2022

(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current Assets
Cash	$745,561	$1,111,156
Accounts receivable, net	799,436	728,601
Inventory	161,259	119,582
Prepaid assets	388,789	110,945
Current assets of discontinued operations	-	22,837
Total Current Assets	2,095,045	2,093,121

Property plant and equipment, net	59,571	65,214
Intangible assets and capitalized software, net	589,720	450,845
Deposits	49,031	49,031
Operating lease right-of-use assets	951,618	1,051,815
Total Assets	$3,744,985	$3,710,026

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	863,579	682,653
Accrued liabilities	376,312	290,013
Other current liabilities	792,078	67,517
Contingent funding liabilities	62,390	108,036
Current portion lease liabilities	211,427	196,872
Warrant liability	1,957,161	588,533
Notes payable— related party	-	166,667
Current liabilities of discontinued operations	-	46,500
Total Current liabilities	4,262,947	2,146,791

Long Term Liabilities
Other long-term liabilities — leases	776,565	887,035
Notes payable- related party	-	333,333

Total Liabilities	5,039,512	3,367,159

Stockholders’ Equity

Series A preferred stock, $0.00001 par value; 10,000,000 shares authorized; none issued and outstanding, as of June 30, 2023 and December 31, 2022.	-	-
Common stock, $0.00001 par value; 6,666,667 shares authorized; 682,520 and 626,247 shares issued and outstanding, as of June 30, 2023 and December 31, 2022, respectively	7	6
Additional paid-in capital	20,585,803	20,482,666
Retained deficit	(21,880,337)	(19,719,536)
Total	(1,294,527)	763,136
Non-controlling interest in subsidiary	-	(420,269)
Total Stockholders’ equity	(1,294,527)	342,867

Total Liabilities and Stockholders’ Equity	$3,744,985	$3,710,026

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements Of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	For the Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Revenues	$2,251,076	$3,278,729	$4,498,826	$6,519,001

Cost of sales	606,349	2,107,815	1,297,019	4,012,384
Gross Profit	1,644,727	1,170,914	3,201,807	2,506,617

Operating Expenses:
Wage and salary expense	820,957	1,178,124	1,726,858	2,248,082
Professional fees	229,624	111,057	369,285	212,066
Accounting and legal expense	193,446	139,858	441,663	376,079
Technology expense	441,376	298,062	674,662	543,847
General and administrative	304,949	546,919	682,370	1,198,221
Total operating expenses	1,990,352	2,274,020	3,894,838	4,578,295

Operating Loss	(345,625)	(1,103,106)	(693,031)	(2,071,678)

Nonoperating income (expense)
Change in fair value of warrant liability	(1,448,519)	-	(1,368,628)	-
Interest income	-	-	4,198
Gain on disposal of asset	-	-	-	4,100
Interest expense	(180,734)	(9,155)	(243,126)	(10,519)
Total nonoperating expense	(1,629,253)	(9,155)	(1,607,556)	(6,419)
Net Loss from continuing operations	(1,974,878)	(1,112,261)	(2,300,587)	(2,078,097)

Net Loss on discontinued operations, net of tax	-	-	(352,244)	-

Net loss attributable to TRxADE Health, Inc.	$(1,974,878)	$(1,083,763)	$(2,652,831)	$(2,043,910)

Net loss attributable to non-controlling interests	-	(28,498)	-	(34,187)

Basic and diluted net loss per common share:
Continuing operations	$(2.90)	$(2.04)	$(3.41)	$(3.81)
Discontinued operations	$-	$-	$(0.52)	$-
Net loss attributable to common stockholders	$(2.90)	$(1.99)	$(3.93)	$(3.75)
Weighted average common shares outstanding - basic and diluted	681,199	545,403	675,143	545,306

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2023, and 2022

(Unaudited)

	Preferred stock		Common Stock		Additional Paid-in	Accumulated	Non-Controlling Interest in	Total Stockholders’
	Shares	$ Amount	Shares	$ Amount	Capital	Deficit	Subsidiaries	Equity

Balance at December 31, 2022	-	$-	626,247	$6	$20,482,666	$(19,719,536)	$(420,269)	$342,867
Common stock issued for services		-	14,362	-	63,486	-	-	63,486
Warrants exercised for cash		-	40,116	1	6	-	-	7
Disposition of assets, related party	-	-	-	-	-	492,030	420,269	912,299
Options expense		-	-	-	14,434	-	-	14,434
Net loss		-	-	-	-	(677,953)	-	(677,953)
Balance at March 31, 2023	-	$-	680,725	$7	$20,560,592	$(19,905,459)	$-	$655,140
Common stock issued for services		-	-	-	15,813	-	-	15,813
Warrants exercised for cash		-	1795	-	1,615	-	-	1,615
Options expense		-	-	-	7,783	-	-	7,783
Net loss		-	-	-	-	(1,974,878)	-	(1,974,878)
Balance at June 30, 2023	-	$-	682,520	$7	$20,585,803	$(21,880,337)	$-	$(1,294,527)

Balance at December 31, 2021	-	$-	544,430	$5	$20,017,605	$(16,247,437)	$-	$3,770,173
Capital contributions		-	-	-	-	-	792,500	792,500
Common stock issued for services		-	-	-	32,083	-	-	32,083
Capital distributions		-	-	-	-	-	(775,000)	(775,000)
Warrants exercised for cash		-	972	-	875	-	-	875
Options expense		-	-	-	32,783	-	-	32,783
Net loss		-	-	-	-	(960,147)	(5,689)	(965,836)
Balance at March 31, 2022	-	$-	545,402	$5	$20,083,346	$(17,207,584)	$11,811	$2,887,578
Common stock issued for services		-	-	-	12,222	-	-	12,222
Options expense		-	-	-	16,994	-	-	16,994
Net loss		-	-	-	-	(1,083,763)	(28,498)	(1,112,261)
Balance at June 30, 2022	-	$-	545,402	$5	$20,112,562	$(18,291,347)	$(16,687)	$1,804,533

The accompanying notes are an integral part of the unaudited consolidated financial statements

TRxADE HEALTH, INC.

Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,652,831)	$(2,078,097)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	5,643	8,994
Options expense	22,217	49,777
Common stock issued for services	79,299	44,305
Bad debt recovery	(32,074)	(98,841)
Gain on sale of asset	-	(4,100)
Amortization of right of use assets	100,197	85,811
Amortization of intangible assets	-	14,700
Changes in operating assets and liabilities:
Accounts receivable, net	(38,761)	58,746
Prepaid assets and deposits	28,308	84,250
Inventory	(41,677)	(70,860)
Lease liability	(95,915)	(77,275)
Accounts payable	180,926	718,164
Accrued liabilities	(219,853)	(53,506)
Inventory deposits	-	(875,321)
Current liabilities	724,561	14,199
Warrant liability	1,368,628	-

Net cash used in operating activities from continuing operations	(571,332)	(2,180,664)
Net cash (used in) provided by operating activities from discontinued operations	(31,633)	1,610
Net cash used in operating activities	(602,965)	(2,179,054)

Cash flows from investing activities:
Sale of fixed assets	-	23,000
Investment in capitalized software	(138,875)	(280,172)
Net cash used in investing activities from continuing operations	(138,875)	(257,172)
Net cash provided by investing activities from discontinued operations	420,269	-
Net cash provided by (used in) investing activities	281,394	(257,172)

Cash flows from financing activities:
Repayment of contingent liability	(870,646)	-
Proceeds from sale of future revenue	825,000	550,000
Distributions to non-controlling interest	-	(275,000)
Proceeds from exercise of warrants	1,622	875
Net cash (used in) provided by financing activities from continuing operations	(44,024)	550,875
Net cash used in financing activities from discontinued operations	-	(275,000)
Net cash (used in) provided by financing activities	(44,024)	275,875

Net change in cash	(365,595)	(2,160,351)
Cash at beginning of the year	1,111,156	3,122,578
Cash at end of the period	$745,561	$962,227

Supplemental disclosure of cash flow information
Cash paid for interest	$243,126	$3,328
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Insurance premium financed	$306,152	$220,354
Note cancelled from SOSRx agreement termination	$500,000	$-
Note issued as SOSRx contribution	$-	$500,000
Intangible Asset Contribution from non-controlling interest	$-	$792,500
Disposition of assets, related party	$492,030	$-

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

SOSRx, LLC was formed on February 15, 2022. The Company entered into a relationship with Exchange Health, LLC, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals (“Exchange Health”). SOSRx LLC, a Delaware limited liability company (“SOSRx”), was formed, which was owned 51% by the Company and 49% by Exchange Health. SOSRx did not generate material revenue and in February of 2023, the Company voluntarily withdrew from the joint venture agreement. The asset impairment is reflected in the statement of operations for Fiscal 2022 as impairment of intangible asset. As part of the voluntary withdrawal the Company has recorded loss from discontinued operations reflected in the unaudited consolidated statement of operations in the amount of $352,244 for the six-month period ended June 30, 2023.

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

Stock Split - Effective June 21, 2023, the Company executed a 1:15 reverse stock split for stockholders of record on that date. This was executed to comply with the Nasdaq Listing Rule 5550(a)(2) to have the price of the stock above $1. All share and per share information included in these financial statements and notes thereto have been retroactively adjusted to give effect to the Reverse Stock Split, which became effective on June 21, 2023.

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

Accounts Receivable – The Company’s receivables are from customers and are typically collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. During the six months ended June 30, 2023, and 2022, bad debt expense was a recovery of $32,074 from the GSG lawsuit and $98,841 respectively.

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

Income (loss) Per Common Share – Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of June 30, 2023, we had 177,536 outstanding warrants to purchase shares of common stock and 17,852 options to purchase shares of common stock. As part of the termination of the White Lion deal, White Lion was issued 50,000 shares of stock per the agreement on March 1, 2023. Armistice Capital executed its pre-funded warrants on January 4, 2023, and purchased 601,740 shares of stock with a purchase price of $6.02.

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss from continuing operations	$(1,974,878)	$(1,112,261)	$(2,300,587)	$(2,078,097)
Net loss from discontinued operations	$-	$-	(352,244)	$-
Numerator for basic and diluted EPS - income available to common stockholders	(1,974,878)	$(1,083,763)	(2,652,831)	$(2,043,910)
Denominator:
Denominator for basic and diluted EPS – weighted average shares	681,199	545,403	675,143	545,306
Basic and diluted loss per common share	$(2.90)	$(1.99)	$(3.93)	$(3.75)
Continuing operations	$(2.90)	$(1.99)	$(3.41)	$(3.81)
Discontinued operations	$-	$-	$(0.52)	$-

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

As of June 30, 2023 the Company had an accumulated deficit of $21.9 million. We have limited financial resources. As of June 30, 2023 we had a working capital deficit of $2.2 million and a cash balance of $746,000. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless Management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3- DISPOSITION OF BUSINESS

On and effective on, February 1, 2023, the Company, Exchange Health and SOSRx, entered into a Voluntary Withdrawal and Release Agreement, which was replaced in its entirety and corrected on February 4, 2023 and effective February 4, 2023 (as replaced and corrected, the “Release Agreement”).

As part of the withdrawal agreement, a note payable to Exchange Health was forgiven in the amount of $500,000 and $15,000 in accounts payable was waived. Effective February 4, 2023, the operations of SOSRx were discontinued and operations were shut down. As a result of this, the assets and liabilities of SOSRx have been reflected as assets and liabilities of discontinued operations in the Company’s consolidated balance sheets as of June 30, 2023 and December 31, 2022 as follows:

	June 30, 2023	December 31, 2022

Cash	$-	$22,474
Accounts receivable	-	363
Total assets of discontinued operations	$-	$22,837

Accounts payable	$-	$46,500
Total liabilities of discontinued operations	$-	$46,500

The Agreement qualifies as a discontinued operation in accordance with U.S. GAAP. As a result, operating results and cash flows related to the SOSRx operations have been reflected as discontinued operations in the Company’s consolidated statements of operations, consolidated statements of cash flows and consolidated statements of shareholders’ equity.

	June 30, 2023	June 30, 2022
Revenue	-	6,600
Cost of sales	-	-
General and administrative expense	(146)	(18,211)
Operating loss	(146)	(11,611)
Net loss from discontinued operations	(146)	(11,611)

NOTE 4- RELATED PARTY TRANSACTIONS

On April 1, 2023 and July 1,2023, the Company entered into a relationship with Scietech LLC in an independent contractor agreement to consult on increasing sales on the IPS and Trxade Inc. platforms Per agreement, on April 1, 2023 the compensation is $200,000 per annum paid every two weeks; term is completion of agreement services or 1 year. On July 1, 2023, in addition to $200,000 annual compensation per agreement, entails a $50,000 prepayment and there after a $15,000 per month; term is completion of agreement services or 1 year. A 31% investor in Scietech is the spouse of the interim CFO, Prashant Patel, which qualifies as a related party. The company was chosen because they were the most qualified to perform the desired qualifications.

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

At June 30, 2023, total related party debt was $0.

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

NOTE 5 – CONTINGENT FUNDING LIABILITIES

On June 27, 2023, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third-party agreed to fund the Company $1,250,000 to purchase $1,800,000 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $62,500 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default.

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

Under ASC 470, amounts recorded as debt are to be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining period. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of June 30, 2023 the total contingent funding liability was $62,390 and the effective interest rate was approximately 36%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the funding source will decrease the contingent funding liability balance accordingly.

NOTE 6 – STOCKHOLDERS’ EQUITY

2023 1:15 Stock Split

Effective June 21, 2023 the Company executed a 1:15 reverse stock split for stockholders of record on that date. This was executed to comply with the Nasdaq Listing Rule 5550(a)(2) to have the price of the stock above $1.

2022 Equity Compensation Awards

Effective September 1, 2022, the Board of Directors and Compensation Committee of the Company, with the approval of each of the following officers, agreed to reduce the annual cash compensation payable to Suren Ajjarapu, the Company’s Chief Executive Officer; Prashant Patel, the Company’s President and Chief Operating Officer and Janet Huffman, the Company’s former Chief Financial Officer, in an effort to conserve cash.

In lieu of the reduced cash salary payable to each officer, the Board and Compensation Committee agreed to issue such officers shares of the Company’s common stock equal to the amount of reduced cash salary, divided by the closing sales price of the Company’s common stock on the NASDAQ Capital Market on August 31, 2022, the date approved by the Board of Directors. The total amount of shares of common stock issued on August 31, 2022 to the officers was 5,460.

The shares of common stock issuable to the officers vest at the rate of 1/4th of such shares on each of September 30, 2022, October 31, 2022, November 30, 2022, and December 31, 2022, subject to each applicable Officer’s continued service to the Company on such dates and subject to the restricted stock award agreements entered into to evidence such awards.

Separately, certain employees of the Company agreed to reduce their cash salaries by an aggregate of $37,000 in consideration for an aggregate of 2,126 shares of the Company’s restricted common stock, with the same vesting terms as the officer shares discussed above.

Effective on August 31, 2022, the Board of Directors approved the issuance of 3,635 shares of common stock of the Company to each independent member of the Board of Directors, for services rendered to the Company during fiscal 2022, which shares were valued at $63,250, based on the closing sales price of the Company’s common stock on the date approved by the Board of Directors. The shares vest at the rate of 1/4th of such shares immediately on the grant date, and 1/4th of such shares on each of October 1, 2022, January 1, 2023 and April 1, 2023, subject to each applicable independent director’s continued service to the Company on such dates.

All of the awards discussed above were issued under the Company’s Second Amended and Restated 2019 Equity Incentive Plan (the “Plan”) and all restricted stock awards discussed above were evidenced by Restricted Stock Grant Agreements.

NOTE 7 – PREFUNDED AND PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the stock placement, the investor pre-purchased 40,116 Private Warrants at a purchase price of $17.25 per warrant. The Pre-Funded Warrants are immediately exercisable, have an exercise price of $0.00015 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. On January 4, 2023, the investor exercised the 40,116 warrants for a purchase price of $6.02. The investor was issued the shares on this date. Each Private Warrant has an exercise price of $22.50 per share, will be exercisable following Stockholder Approval, which was obtained in December 2022, and will expire on the fifth anniversary of the date on which the Private Warrants become exercisable. The Private Warrants contain standard adjustments to the exercise price including for stock splits, stock dividend, rights offerings and pro rata distributions, and include full ratchet anti-dilutive rights in the event the Company issues shares of Common Stock or Common Stock equivalents within fifteen months of the initial exercise date, with a value less than the then exercise price of such Private Warrants, subject to certain customary exceptions, and further subject to a minimum exercise price of $3.48 per share. The Private Warrants also include certain rights upon ‘fundamental transactions’ as described in the Private Warrants, including allowing the holders thereof to require that the Company re-purchase such Private Warrants at the Black Scholes Value of such securities.

NOTE 8 – WARRANTS

For the six-month period ended June 30, 2023, no warrants were granted, and none expired. For the six-month period ended June 30, 2023, 40,116 prefunded warrants and 1,795 granted warrants to purchase shares of common stock were exercised for a total purchase price of $1,621. See Note 7- Prefunded and Private Placement Warrants for further description.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant.

There was no compensation cost related to the warrants for the six months ended June 30, 2023, and 2022, respectively.

The Company’s outstanding and exercisable warrants as of June 30, 2023, are presented below:

	Number Outstanding After Reverse Stock Split	Weighted Average Exercise Price	Contractual Life In Years	Intrinsic Value
Warrants outstanding as of December 31, 2022	179,331	22.50	4.72	6,731
Warrants granted		-	-	-
Warrants forfeited, expired, cancelled		-	-	-
Warrants exercised	(1,795)	22.50	-	-
Warrants outstanding as of June 30, 2023	177,536	22.50	4.27	-
Warrants exercisable as of June 30, 2023	177,536	22.50	4.27	-

NOTE 9 – OPTIONS

The Company maintains stock option plans under which certain employees are awarded option grants based on a combination of performance and tenure. The stock option plans provide for the grant of up to 155,556 shares, and the Company’s Second Amended and Restated 2019 Equity Incentive Plan provides for automatic increases in the number of shares available under such plan (currently 133,333 shares) on April 1st of each calendar year, beginning in 2021 and ending in 2029 (each a “Date of Determination”), in each case subject to the approval and determination of the administrator of the plan (the Board of Directors or Compensation Committee) on or prior to the applicable Date of Determination, equal to the lesser of (A) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the administrator. The administrator as a result of the annual meeting shareholder vote increased the number of shares available to grant to employees under the 2019 incentive plan by 2 million. The administrator did not approve an increase in the number of shares covered under the plan as of April 1, 2022.

For the six-month period ended June 30, 2023, 603 options to purchase shares were granted, 140 options to purchase shares were forfeited and 2,319 options expired. For the six-month period ended June 30, 2023, no options to purchase shares of common stock were exercised.

Total compensation cost related to stock options granted was $22,217 and $51,875 for the six-months ended June 30, 2023, and 2022, respectively.

The following table represents stock option activity for the six-month period ended June 30, 2023:

	Number Outstanding After Reverse Stock Split	Weighted- Average Exercise Price	Weighted- Average Contractual Life in Years	Intrinsic Value
Options outstanding as of December 31, 2022	19,708	$66.00	3.92	$-
Options exercisable as of December 31, 2022	17,167	66.30	3.89	-
Options granted	603	6.08	4.76	-
Options forfeited	(140)	82.33	2.25	-
Options expired	(2,319)	89.88	0.08	-
Options exercised	-	-	-	-
Options outstanding as of June 30, 2023	17,852	66.10	4.52	-
Options exercisable as of June 30, 2023	16,154	62.43	3.93	-

NOTE 10 – CONTINGENCIES

Studebaker Defense Group, LLC

In July 2020, the Company’s wholly-owned subsidiary, Integra Pharma Solutions, LLC (“Integra”), entered into an agreement with Studebaker Defense Group, LLC (“Studebaker”) wherein Integra would pay Studebaker a down payment of $500,000 and Studebaker would deliver 180,000 boxes of nitrile gloves by August 14, 2020. Integra wired the $500,000 to Studebaker, but to date, Studebaker has not delivered the gloves or provided a refund of the deposit. In December 2020, we filed a complaint against Studebaker in Florida state court, Case No. 20-CA-010118 in the Circuit Court for the Thirteenth Judicial Circuit in Hillsborough County, for among other things, breach of contract. Studebaker did not answer the complaint, nor did counsel for Studebaker file an appearance. Accordingly, in February 2021, the Company filed for a default judgment; however, on March 22, 2021, counsel for Studebaker filed an appearance and shortly thereafter filed a motion to vacate the default judgment and dismiss the complaint on jurisdictional grounds. The court granted Studebaker’s motion to set aside the default judgment but denied the motion to dismiss. The Company has filed several pretrial motions; the next step in the litigation after the pre-trial motions are resolved will be a motion for summary judgment. The Company believes it will prevail on the merits but cannot determine the timing of the judgment or the amount ultimately collected. At June 30, 2021, the $500,000 was recorded as Loss on Inventory Investment. The Company won this case but has not collected any settlement yet, another lawsuit filed to collect.

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

GSG PPE, LLC

On November 19, 2021, Integra filed a complaint against GSG PPE, LLC (“GSG”) and Gary Waxman (“Waxman”), the owner, alleging three counts of breach of contract for a purchase agreement, a promissory note, and a personal guaranty. Collectively, the company alleges that GSG and Waxman have materially breached all three contracts. In late 2020, GSG and Integra executed a valid initial contract setting the terms of a business transaction. GSG failed to pay Integra approximately 75% of the amount owed to Integra. GSG acknowledged it owed the money and executed a promissory note in favor of Integra in the amount of $630,000 which matured on September 30, 2021. The note provides for attorney fees and interest in addition to the $630,000. Waxman’s personal guaranty confirmed that GSG owed Integra $630,000. On September 30, 2021, the $630,000 was recorded as Bad Debt Expense. A settlement was entered into between the parties in June 2022, whereby GSG and Waxman agreed to pay $743,000 which included attorney fees and interest, which is required to be paid to the Company in monthly installments over 17 months. The Company received additional monthly installment payments as part of the agreement through January 2023. As of June 30, 2023, and through the date of this filing, the Company has not received the monthly installment payments due to the Company from GSG since January of 2023.

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

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the operating lease liabilities recorded in the Consolidated Balance Sheet as of June 30, 2023.

Amounts due within twelve months of June 30,
2023	298,085
2024	307,027
2025	316,238
2026	188,913
Thereafter	77,214
Total minimum lease payments	1,187,477
Less: effect of discounting	(199,485)
Present value of future minimum lease payments	987,992
Less: current obligations under leases	211,427
Long-term lease obligations	$776,565

The difference to the balance sheet above is due to the current and long-term remaining lease obligations of the copier operating lease not included in the amount of $13,209 as of June 30, 2023.

For the six-months ended June 30, 2023, and 2022, amortization of Right of Use Assets was $100,197 and $85,811, respectively and the amortization of the Lease Liability was $95,915 and $77,275, respectively.

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

The Company classifies its business interests into reportable segments which are:

●	Trxade, Inc. - Web based pharmaceutical marketplace platform – B2B sales
●	CSP - Community Specialty Pharmacy, LLC – Licensed retail pharmacy – B2C sales
●	Integra - Integra Pharma, LLC - Licensed wholesaler of brand, generic and non-drug products – B2B sales
●	Unallocated - Other – corporate overhead expense, Alliance Pharma Solutions, LLC and Bonum Health, LLC

Six Months Ended June 30, 2023	Trxade, Inc.	CSP	Integra	Unallocated	Total
Revenue	$3,000,020	$637,068	$842,882	$18,856	$4,498,826
Gross Profit	3,000,020	59,533	123,398	18,856	3,201,807
Segment Assets	1,792,999	(513,294)	343,872	2,121,408	3,744,985
Segment Profit/Loss	1,219,791	(387,225)	(208,086)	(3,277,311)	(2,652,831)
Cost of Sales	$-	$577,535	$719,484	$-	$1,297,019

Six Months Ended June 30, 2022	Trxade, Inc.	CSP	Integra	Unallocated	Total
Revenue	$2,664,237	$563,943	$3,241,965	$48,856	$6,519,001
Gross Profit	2,664,237	(140,582)	(65,894)	48,856	2,506,617
Segment Assets	1,849,455	225,687	934,065	2,663,253	5,672,460
Segment Profit/Loss	797,315	(285,938)	(472,483)	(2,116,991)	(2,078,097)
Cost of Sales	$-	$(704,525)	$(3,307,859)	$-	$(4,012,384)

NOTE 13 – SUBSEQUENT EVENTS

Nasdaq Listing Rule 5550(a)(2)

On July 7, 2023, the Company received written notice (the “Compliance Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) stating that the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2) requiring maintenance of a minimum bid price of at least $1.00 per share (the “Bid Price Requirement”). The Company previously disclosed in its Current Report on Form 8-K filed on December 1, 2022 that the Company received written notice from Nasdaq indicating that it no longer satisfied the Bid Price Requirement and providing the Company 180 days to regain compliance by maintaining a minimum bid price of at least $1.00 per share for a minimum of 10 consecutive business days. The Compliance Letter states that Nasdaq determined that the closing bid price of the Company’s common stock was at or above $1.00 for 10 consecutive business days (from June 22, 2023 to July 6, 2023) and considers the matter closed.

Nasdaq Listing Rule 5550(b)

As previously disclosed in a Current Report on Form 8-K, filed by the Company with the Securities and Exchange Commission (the “SEC”) on August 1, 2022, on July 29, 2022, the Company received a letter from “the Nasdaq” notifying the Company that it was not in compliance with the minimum $2,500,000 stockholders’ equity requirement in Nasdaq Listing Rule 5550(b)(1) (the “Rule”) for continued listing on the Nasdaq Capital Market, and did not meet the alternative listing requirements under Nasdaq Listing Rule 5550(b). On October 17, 2022, Nasdaq granted the Company’s request for an extension until January 25, 2023, to regain compliance with NASDAQ.

A hearing before the Panel was held on March 23, 2023, at which the Company presented a plan to regain compliance with the Rule that included an underwritten public offering of Company securities of up to $15,000,000 and expense reductions. On April 5, 2023, the Company received a letter from Nasdaq advising the Company that the Panel was granting the Company’s request for an exception to permit the continued listing of the Company’s stock on the Nasdaq Capital Market while it completes a public offering of its Company securities up to $15,000,000. The Panel’s grant of the Company’s request for continued listing is subject to the conditions that (i) on or before April 15, 2023, the Company must advise the Panel on the status of the filing of an S-1 registration statement for the offering, and (ii) on or before June 21, 2023, the Company must demonstrate compliance with the Rule. The Company did file an S-1 with the SEC on April 17, 2023 and received a no review letter in return.

The Company received a notice from the Panel that the Panel had granted the Company an extension until July 31, 2023, to demonstrate compliance with the $2,500,000 minimum stockholders’ equity requirement, as outlined in the Nasdaq’s listing rule 5550(b)(1). As a result of the Merger as described below, the Company now has stockholders’ equity above the minimum stockholders’ equity requirement for continued listing of $2,500,000.

Settlement between Studebaker Defense Group LLC. and Integra Pharma Solutions, LLC

On April 13, 2023, a settlement was reached in the Studebaker Defense Group LLC. and Integra Pharma Solutions, LLC. legal case. The court found in favor of Integra Pharma Solutions and ordered Studebaker Defense Group, LLC. to pay $550,000 to Integra Pharma Solutions. The payments were to commence on May 1, 2023 and continue monthly in 17 installments until the full amount is paid in full but as of the filing date, no payment has been received by Integra.

The Merger Agreement and Related Transactions

On July 14, 2023, the Company entered into a certain Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Superlatus, Inc., a U.S.-based holding company of food products and distribution capabilities (“Superlatus”) and Foods Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”).

On July 31, 2023 (the “Closing Date”), the Company completed its acquisition of Superlatus in accordance with the terms and conditions of the Merger Agreement (the “Merger”), pursuant to which the Company acquired Superlatus by way of a merger of the Merge Sub with and into Superlatus, with Superlatus being a wholly owned subsidiary of the Company and the surviving entity in the Merger.

Under the terms of the Merger Agreement, at the closing of the Merger (the “Closing”), shareholders of Superlatus received in aggregate 136,441 shares of common stock of the Company, representing 19.9% of the total issued and outstanding common stock of the Company after the consummation of the Merger and 306,855 shares of Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”), with a conversion ratio of 100 to one. Such issuances will be made in reliance on the exemption from registration pursuant to Section 3(a)(9) or Section 4(a)(2) of the Securities Act, Regulation D under the Securities Act promulgated thereunder, and corresponding provisions of state securities or “blue sky” laws. Upon consummation of the Merger, the Company continues to trade under the current ticker symbol “MEDS.”

On July 28, 2023, TRxADE issued to the shareholders of TRxADE as of that date, including the independent directors who are entitled to certain amount of MEDS common stock in connection with their 2023 annual compensation and regardless of whether the common stock has been issued or vested before July 28, 2023 (collectively, the “MEDS Rights Shareholders”) a non-transferrable right to receive one share of MEDS common stock at no cost (the “MEDS Rights”), with seven (7) MEDS Rights issued per share of common stock of TRxADE held as of July 28, 2023, conditioned upon their execution of a registration rights agreement. The MEDS Rights are not actionable or transferable until registration; provided they become transferable one year after the date of the merger if no registration has occurred.

As a condition and inducement to Superlatus’ willingness to enter into the Merger Agreement, on June 28, 2023, Suren Aijarapu and Prashant Patel (the “Principal Stockholders”) entered into an agreement with TRxADE (the “Stock Swap Agreement”), pursuant to which, TRxADE will transfer all of the shares or membership interest of a variety of operating subsidiaries currently own by TRxADE to Principal Stockholders, in exchange for Suran Aijarapu to surrender 85,000 share of common stock of TRxADE and Prashant Patel to surrender 81,666 shares of the common stock of TRxADE (the “Stock Swap Transaction”). The closing of the Stock Swap Transaction shall take place simultaneously with the approval of TRxADE stockholders of the conversion of the Series B preferred Stock into common stock. The closing of the Stock Swap Transaction is subject to the simultaneous condition that the Merger is successfully closed.

Upon conclusion of the Stock Swap Transaction and Merger, the remaining operations within TRxADE will only consist of legacy Superlatus operations. Management has determined that Superlatus will be the accounting acquirer in the merger based upon a detailed analysis of the relevant US GAAP guidance and the facts and circumstances outlined above. Consequently, Superlatus will apply acquisition accounting to the assets and liabilities of TRxADE that are acquired or assumed upon the consummation of the merger. The historical financial statements of Superlatus for periods ended prior to the consummation of the merger will reflect only the operations and financial condition of Superlatus. Subsequent to the consummation of the merger, the financial statements of Superlatus will include the combined operations and financial condition of Superlatus and remaining TRxADE operations.

Stock Swap Agreement

As a condition and inducement to Superlatus’s willingness to enter into the Merger Agreement, on June 28, 2023, Suren Ajjarapu and Prashant Patel (the “Principal Stockholders”) entered into an agreement with the Company (the “Stock Swap Agreement”), pursuant to which, the Company will transfer all of the shares or membership interest of a variety of operating subsidiaries currently owned by the Company to Principal Stockholders, in exchange for Suren Ajjarapu to surrender 85,000 shares of the common stock of the Company and Prashant Patel to surrender 81,666 shares of the common stock of the Company (the “Stock Swap Transaction”). The closing of the Stock Swap Transaction shall take place simultaneously with the approval by the Company’s stockholders of the conversion of the Series B preferred Stock into common stock.

Lock-Up Agreement

In connection with the Merger, on July 31, 2023, certain Superlatus shareholders as of immediately prior to the Merger, and certain directors and officers of MEDS as of immediately prior to the Merger, entered into lock-up agreements with the Company, pursuant to which each such stockholder will be subject to a 360 day lockup on the sale or transfer of shares of common stock or securities convertible into or exercisable for or exchangeable for common stock held by each such stockholder at the closing of the Merger (the “Lock-up Agreements”).

MEDS Rights

In connection with the Merger, effective one (1) business day immediately prior to the Closing Date (the “MEDS Rights Record Date”), the Company issued to the shareholders of the Company as of the MEDS Rights Record Date, including the independent directors who are entitled to certain amount of common stock of the Company in connection with their 2023 annual compensation and regardless of whether the common stock has been issued or vest before the MEDS Rights Records Date (collectively, the “MEDS Rights Shareholders”) a non-transferrable right to receive one share of common stock of the Company at no cost (the “MEDS Rights”), with seven (7) MEDS Rights issued per share of common stock of the Company held as of the MEDS Rights Record Date, conditioned upon their execution of a Registration Rights Agreement. Such issuances will be made in reliance on the exemption from registration pursuant to Section 3(a)(9) or Section 4(a)(2) of the Securities Act, Regulation D under the Securities Act promulgated thereunder, and corresponding provisions of state securities or “blue sky” laws. The MEDS Rights are not actionable or transferable until registration; provided they become transferable one year after the date of the Merger if no registration has occurred.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Recent Events. Summary of material transactions occurring during the three and six months ended June 30, 2023.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2023, and 2022.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

As of June 30, 2023, the TRxADE platform increased its registered users by 1,149 or 8% compared to June 31, 2022. For the six months ended June 30, 2023, new registrations were 291 compared to 339 for the same period in 2022. As of June 30, 2023, total registered users were approximately 14,100+ compared to 12,962 at June 30, 2022.

The table below summarizes the key metrics that management evaluated in relation to the activity on the Trxade platform for the six-month period ended June 30, 2023 compared to the same period in 2022:

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

Alliance Pharma Solutions, LLC

Alliance Pharma Solutions, LLC, a.k.a. DelivMeds, (“DelivMeds”) was established in 2018 as a digital option to traditional prescription delivery. DelivMeds is currently being rebranded and the digital technology continues to be developed. DelivMeds has generated no revenue and we continue to incur significant technology expenses. For fiscal 2022 we incurred approximately $450,845 of research and development expense which was capitalized beginning January 2022 in line with GAAP guidance. For the six-month period ended June 30, 2023 there was $87,072 in research and development expense capitalized. As discussed above, we entered into a Membership Purchase Agreement in January of 2023 to sell 100% of the outstanding membership interests of Alliance Pharma Solutions, LLC and Community Specialty Pharmacy, LLC.

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

Recent Events

Nasdaq Listing Rule 5550(b)

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

The Company received a notice from the Panel that the Panel had granted the Company an extension until July 31, 2023, to demonstrate compliance with the $2,500,000 minimum stockholders’ equity requirement, as outlined in the Nasdaq’s listing rule 5550(b)(1). As a result of the Merger as described below, the Company now has stockholders’ equity above the minimum stockholders’ equity requirement for continued listing of $2,500,000.

The Merger Agreement and Related Transactions

On July 14, 2023, the Company entered into a certain Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Superlatus, Inc., a U.S.-based holding company of food products and distribution capabilities (“Superlatus”) and Foods Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”).

On July 31, 2023 (the “Closing Date”), the Company completed its acquisition of Superlatus in accordance with the terms and conditions of the Merger Agreement (the “Merger”), pursuant to which the Company acquired Superlatus by way of a merger of the Merge Sub with and into Superlatus, with Superlatus being a wholly owned subsidiary of the Company and the surviving entity in the Merger.

Under the terms of the Merger Agreement, at the closing of the Merger (the “Closing”), shareholders of Superlatus received in aggregate 136,441 shares of common stock of the Company, representing 19.9% of the total issued and outstanding common stock of the Company after the consummation of the Merger and 306,855 shares of Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”), with a conversion ratio of 100 to one. Such issuances will be made in reliance on the exemption from registration pursuant to Section 3(a)(9) or Section 4(a)(2) of the Securities Act, Regulation D under the Securities Act promulgated thereunder, and corresponding provisions of state securities or “blue sky” laws. Upon consummation of the Merger, the Company continues to trade under the current ticker symbol “MEDS.”

On July 28, 2023, TRxADE issued to the shareholders of TRxADE as of that date, including the independent directors who are entitled to certain amount of MEDS common stock in connection with their 2023 annual compensation and regardless of whether the common stock has been issued or vested before July 28, 2023 (collectively, the “MEDS Rights Shareholders”) a non-transferrable right to receive one share of MEDS common stock at no cost (the “MEDS Rights”), with seven (7) MEDS Rights issued per share of common stock of TRxADE held as of July 28, 2023, conditioned upon their execution of a registration rights agreement. The MEDS Rights are not actionable or transferable until registration; provided they become transferable one year after the date of the merger if no registration has occurred.

As a condition and inducement to Superlatus’ willingness to enter into the Merger Agreement, on June 28, 2023, Suren Aijarapu and Prashant Patel (the “Principal Stockholders”) entered into an agreement with TRxADE (the “Stock Swap Agreement”), pursuant to which, TRxADE will transfer all of the shares or membership interest of a variety of operating subsidiaries currently own by TRxADE to Principal Stockholders, in exchange for Suran Aijarapu to surrender 85,000 share of common stock of TRxADE and Prashant Patel to surrender 81,666 shares of the common stock of TRxADE (the “Stock Swap Transaction”). The closing of the Stock Swap Transaction shall take place simultaneously with the approval of TRxADE stockholders of the conversion of the Series B preferred Stock into common stock. The closing of the Stock Swap Transaction is subject to the simultaneous condition that the Merger is successfully closed.

Upon conclusion of the Stock Swap Transaction and Merger, the remaining operations within TRxADE will only consist of legacy Superlatus operations. Management has determined that Superlatus will be the accounting acquirer in the merger based upon a detailed analysis of the relevant US GAAP guidance and the facts and circumstances outlined above. Consequently, Superlatus will apply acquisition accounting to the assets and liabilities of TRxADE that are acquired or assumed upon the consummation of the merger. The historical financial statements of Superlatus for periods ended prior to the consummation of the merger will reflect only the operations and financial condition of Superlatus. Subsequent to the consummation of the merger, the financial statements of Superlatus will include the combined operations and financial condition of Superlatus and remaining TRxADE operations.

Nasdaq Listing Rule 5550(a)(4)

On June 23, 2023, the Nasdaq notified the Company that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(4) given the Company’s failure to maintain a sufficient number of publicly held shares (the “Notice”). Citing the Company’s Event Form submitted to Nasdaq on June 7, 2023, Nasdaq calculated the Company’s publicly held shares as approximately 310,057 (which amount excludes shares held by officers, directors, or beneficial owners of 10 percent or more), on a post-split basis, effective as of June 22, 2023. To satisfy the requirement for continued listing on Nasdaq, the Company must maintain a minimum of 500,000 publicly held shares. The Notice states that the Company has until August 7, 2023 to submit a plan to regain compliance with Listing Rule 5550(a)(4). If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

Liquidity and Capital Resources

Cash

Cash was $745,561 at June 30, 2023, compared to $1,111,156 as of December 31, 2022. The decrease in cash was mainly due to the repayment on future accounts receivable in the amount of $870,646, We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	June 30, 2023	December 31, 2022	Change	Percent Change
Cash	$745,561	$1,111,156	$(365,595)	(33)%
Current assets (excluding cash)	1,349,484	981,965	367,519	37%
Current liabilities (excluding short term debt)	4,262,947	1,980,124	2,282,823	115%
Short term debt (notes payable related party)	-	166,667	(166,667)	(100)%
Working capital	(2,167,902)	(53,670)	(2,114,232)	3939%

Our principal sources of liquidity have historically been cash provided by operations, sales of equity, and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses, technology development, and acquisitions. We anticipate these uses will continue to be our principal sources of, and uses of, cash in the future.

The decrease in cash as of June 30, 2023, compared to December 31, 2022, was primarily due to the repayment of future receivables that decreased cash by approximately $870,406, see NOTE 5 – CONTINGENT FUNDING LIABILITIES, that were partially offset by decreases in expenses as noted below:

●	Salaries and Wages of $521,224;
●	General and administrative expenses of $0.5 million;

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

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses from July 2023 to June 2024	Amount
General and administrative (1)	$8,000,000
Total	$8,000,000

(1) Includes estimated wages and payroll, legal and accounting, marketing, rent and web development.

We will still require additional funding in the future to support our operations.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the following periods:

	Six Months Ended June 30,			Percent
	2023	2022	Change	Change
Net loss	$(2,300,587)	$(2,078,097)	$(222,490)	(11)%
Net cash provided by (used in):
Net cash used in operating activities from continuing operations	(571,332)	(2,180,664)	1,609,332	(74)%
Net cash used in (provided by) operating activities from discontinued operations	(31,633)	1,610	(33,243)	2,065%
Operating Activities	(602,965)	(2,179,054)	1,576,089	(72%)

Net cash used in investing activities from continuing operations	(138,875)	(257,172)	118,297	(46%)
Net cash provided by investing activities from discontinued operations	420,269	-	420,269	0%
Investing Activities	281,394	(257,172)	538,566	(209)%

Net cash used in (provided by) financing activities from continuing operations	(44,024)	550,875	(594,899)	(108%)
Net cash used in financing activities from discontinued operations	-	(275,000)	275,000	100%
Financing Activities	(44,024)	275,875	(319,899)	(116)%
Net change in cash	$(365,595)	$(2,160,351)	$1,794,756	83%

Cash used in operations for the six months ended June 30, 2023, was $602,965, compared to cash used in operations for the six months ended June 30, 2022, of $2,179,054. The decrease in cash used in operations for the six months ended June 30, 2023, compared to June 30, 2022, was mainly due to decreased salaries and wages and accounting and legal expenses for the comparable periods.

Cash provided by (used in) investing activities for the six months ended June 30, 2023, was $281,394 and $257,172 for the six months ended June 30, 2022. The increase in cash provided by investing activities is related to the capitalization of software and development costs and the discontinuation of SOSRx.

Cash used in financing activities for the six months ended June 30, 2023, was $44,024 compared to cash provided by financing activities for the six months ended June 30, 2022, which was $275,875. The difference was due to the $825,000 receivables funding obtained in March 2023; offset by repayments of $870,646, on the advance and the termination of the agreement with SOSRx.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended June 30, 2023, compared to Three Month Period Ended June 30, 2022

	Three Months Ended June 30,			Percentage
	2023	2022	Change	Change
Revenues	$2,251,076	$3,278,729	(1,027,653)	(31.3)%
Cost of sales	606,349	2,107,815	(1,501,466)	(71.2)%
Gross profit	1,644,727	1,170,914	473,813	40.5%
Operating expenses:
Technology, research & development	441,376	298,062	143,314	48.1%
Wages and salary expense	820,957	1,178,124	(357,167)	(30.3)%
Accounting and legal	193,446	139,858	53,588	38.3%
Professional fees	229,624	111,057	118,567	106.8%
Other general and administrative (less stock-based compensation expense)	281,353	517,073	(236,350)	(45.7)%
Warrants and options expense	23,596	29,216	(5,620)	(19.2)%
Total operating expenses	1,990,352	2,274,020	(283,668)	(12.5)%
Change in fair value of warrant liability	(1,448,519)	-	(1,448,519)	100%
Interest, net	(180,734)	(9,155)	(171,579)	1874.2%
Net Loss from operations	$(1,974,878)	$(1,112,161)	$(862,617)	(77.6)%
Net loss attributable to TRxADE Health, Inc.	(1,974,878)	(1,083,763)	(891,115)	82.2%
Net loss attributable to non-controlling interests	-	(28,498)	28,498	(100)%

Our revenues for the three months ended June 30, 2023, were from the Trxade platform, Community Specialty Pharmacy, Integra Pharma Solutions and Bonum Health. Revenues decreased by $1,027,653, compared to the same period ended June 30, 2022. Trxade Inc revenue generated from platform sales increased 6% and revenue generated by Trxade Prime decreased approximately 11% for the three months ended June 30, 2023 compared to the same period ended June 30, 2022. The decrease in revenue for Trxade Prime is related to decreased sales, see “Company Overview - Integra Pharma Solutions”.

For the three-month period ended June 30, 2023, cost of goods sold and gross profit were $606,349 and $1,644,727 respectively, and $2,107,815 and $1,170,914, respectively for the same period in 2022. Gross profit as a percentage of sales was 73% for the three months ended June 30, 2023, compared to 36% for the three months ended June 30, 2022. The increase in gross profit is a result of increased revenue generated by the Trxade platform that has no cost of goods expense and the improved gross margins generated by Trxade Prime in the three-month period ended June 30, 2023.

General and administrative expenses (less stock-based compensation expense) decreased for the three months ended June 30, 2023, to $281,353 compared to $517,703 for the comparable period in 2022. The decrease was mainly due to cost reductions in expenses to preserve cash.

We had interest expense, net of $180,734 for the three months ended June 30, 2023, compared to interest expense of $9,155 for the three months ended June 30, 2022. The reason for the increase was the repayments of the accounts receivable advances taken in 2023 and 2022, off set by interest income from the GSG legal settlement (see discussion above under “Recent Events”).

Net loss increased $862,617 to a net loss of $1.97 million for the three months ended June 30, 2023, compared to a net loss of $1,112,261 for the three months ended June 30, 2022. The decrease in net losses is mainly driven by expense reduction initiatives implemented by management starting in July of 2022. For the three-month period ended June 30, 2023, the following expenses were reduced:

●	Salary and wages expense of approximately $357,000;
●	Warrant and options expense of approximately $6,000.

	Six Months Ended June 30,			Percentage
	2023	2022	Change	Change
Revenues	$4,498,826	$6,519,001	(2,020,175)	(31.00)%
Cost of sales	1,297,019	4,012,384	(2,715,365)	(67.7)%
Gross profit	3,201,807	2,506,617	695,190	27.7%
Operating expenses:
Technology, research & development	674,662	543,847	130,815	24.1%
Wages and salary expense	1,726,858	2,248,082	(521,224)	(23.2)%
Accounting and legal	441,663	376,079	65,584	17.4%
Professional fees	369,285	212,066	157,219	74.1%
Other general and administrative (less stock-based compensation expense)	580,584	1,104,139	(421,765)	(38.2)%
Warrants and options expense	101,516	94,082	7,434	7.9%
Total operating expenses	3,894,838	4,578,295	(683,457)	(14.9)%
Change in fair value of warrant liability	(1,368,628)	-	(1,368,628)	100.0%
Interest, net	(238,928)	(10,519)	(228,409)	2171.4%
Gain on disposal of asset	-	4,100	(4,100)	(100)%
Net loss from operations	$(2,300,587)	$(2,078,097)	$(222,490)	10.7%
Loss on discontinued operations	(352,244)	-	(352,244)	100%
Net loss attributable to TRxADE Health, Inc.	$(2,652,831)	(2,043,910)	(608,921)	29.8%
Net loss attributable to non-controlling interests	-	(34,187)	34,187	(100.0)%

Our revenues for the six months ended June 30, 2023, were from the Trxade platform, Community Specialty Pharmacy, Integra Pharma Solutions and Bonum Health. Revenues decreased by $2,020,175, compared to the same period ended June 30, 2022. Trxade Inc revenue generated from platform sales increased 6% and revenue generated by Trxade Prime decreased approximately 11% for the three months ended June 30, 2023 compared to the same period ended June 30, 2022. The decrease in revenue for Trxade Prime is related to decreased sales, see “Company Overview - Integra Pharma Solutions”.

For the six-month period ended June 30, 2023, cost of goods sold and gross profit were $1,297,019 and $3,201,807 respectively, and $4,012,384 and $2,506,617, respectively for the same period in 2022. Gross profit as a percentage of sales was 71% for the six months ended June 30, 2023, compared to 38% for the six months ended June 30, 2022. The increase in gross profit is a result of increased revenue generated by the Trxade platform that has no cost of goods expense and the improved gross margins generated by Trxade Prime in the six-month period ended June 30, 2023.

General and administrative expenses (less stock-based compensation expense) decreased for the three months ended June 30, 2023, to $580,854 compared to $1,104,139 for the comparable period in 2022. The decrease was mainly due to the expense cutting program of the company to reduce expenses.

We had interest expense, net of $238,928 for the six months ended June 30, 2023, compared to interest expense of $10,519 for the six months ended June 30, 2022. The reason for the increase was the repayments of the accounts receivable advances taken in 2023 and 2022, off set by interest income from the GSG legal settlement (see discussion above under “Recent Events”).

Net loss increased $218,390 to a net loss of $2,300,587 for the six months ended June 30, 2023, compared to a net loss of $2,078,097 for the six months ended June 30, 2022. The decrease in net losses is mainly driven by expense reduction initiatives implemented by management starting in July of 2022. For the six-month period ended June 30, 2023, the following expense was reduced:

●	Salary and wages expense of approximately $521,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mr Patel, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of June 30, 2023, the Company had an accumulated deficit of $21.9 million. We have limited financial resources, as of June 30, 2023, we had working capital deficit of $2.2 million and a cash balance of $745,561. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that our condensed financial statements are issued. The financial herein do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

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

Our industry and the broader US economy have experienced higher than expected inflationary pressures in 2022 and the first half of 2023, related to continued supply chain disruptions, labor shortages and geopolitical instability. Should these conditions persist our business, results of operations and cash flows could be materially and adversely affected.

The first three quarters of 2022 and the first half of 2023 have seen significant increases in the costs of certain materials, products and shipping costs, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Service, materials and shipping costs have also increased accordingly with general supply chain and inflation issues seen throughout the United States leading to increased operating costs. Recent supply chain constraints and inflationary pressures may continue to adversely impact our operating costs and may negatively impact our ability to procure and ship products in a timely and cost-effective manner, if at all, which could result in reduced margins and lack of products and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Upon the occurrence of an event of default under our Receivables Agreement, our cash flows may be adversely affected.

On June 27, 2023, March 14, 2023, June 27, 2022 and September 14, 2022, the Company entered into non-recourse funding agreements with the same third-party funder for the purchase and sale of future receivables (the “Receivables Agreements”), Pursuant to the Receivables Agreements, the third-party agreed to fund the Company on June 27, 2022 $550,000 to purchase $792,000 of future receivables; and fund the Company again on September 14, 2022 $275,000 to purchase $396,000 of future receivables, again on March 14, 2023 $875,000 to purchase $1,224,000 and again on June 27, 2023 $1,250,000 to purchase $1,800,000 of future receivables. Under the Receivables Agreements, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $62,500, $42,500, $27,500, and $15,000 as origination fees in connection with the Receivables Agreements. The Receivables Agreements also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default,

Upon the occurrence of an event of default under the Receivables Agreement, we are required to pay the third-party funder 100% of future receivables equal to the entire purchased amount. While the Receivables Agreement is in place, we are prohibited from selling any other receivables. As a result, if an event of default occurs under the Receivables Agreement, 100% of our sales revenue would be required to be paid until such time as the amount owed under the Receivables Agreement is paid in full. If this were to occur, our cash flows would be adversely affected and we may not have sufficient liquidity to pay our debt obligations and expenses, may be forced to raise additional funds which may not be available on favorable terms, if at all, and may be forced to curtail certain of our business activities, any of which may cause the value of our securities to decline in value.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

On January 6, 2023, an investor exercised 601,740 “pre-funded warrants” for an aggregate purchase price of $6.02 and was issued 601,740 shares of common stock on that date. The terms of these warrants were previously described in our Current Report on Form 8-K dated October 4, 2022.

In the first quarter of 2023, we issued 50,000 shares of common stock to White Lion Capital, LLC as the “commitment shares” pursuant to the terms of a Common Stock Purchase Agreement dated September 7, 2022, as described in our Current Report on Form 8-K dated September 7, 2022.

Under the terms of the Merger Agreement, at the closing of the Merger (the “Closing”), shareholders of Superlatus received in aggregate 136,441 shares of common stock of the Company, representing 19.9% of the total issued and outstanding common stock of the Company after the consummation of the Merger and 306,855 shares of Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”), with a conversion ratio of 100 to one.

In each case, the issuance did not involve a public offering and was made without general solicitation or general advertising, and the recipient of the shares was an accredited investor.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company repurchased no shares of common stock during the first two quarters of 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended June 30, 2023, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended June 30, 2023, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

				Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated as of June 30, 2023, by and among TRxADE Health, Inc., Foods Merger Sub, Inc., and Superlatus Inc.	8-K	001-39199	2.1	06/30/2023
3.1	Form of Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	001-39199	3.1	06/15/2023
3.2	Certificate of Designation of Series B Preferred Stock	8-K	001-39199	3.1	06/26/2023
4.1	Form of Pre-Funded Common Stock Purchase Warrant	8-K	001-39199	4.1	10/7/2022
4.2	Form of Common Stock Purchase Warrant	8-K	001-39199	4.2	10/7/2022
10.1	Binding Letter of Intent, dated June 22, 2023 by and between TRxADE Health, Inc. and Superlatus, Inc.	8-K	001-39199	10.1	06/23/2023
10.2	Amendment to Acquisition Letter, dated June 23, 2023 by and between TRxADE Health, Inc. and Superlatus, Inc.	8-K	001-39199	10.1	06/23/2023
10.3	Stock Swap Agreement dated June 28, 2023, by and among TRxADE Health, Inc., Suren Ajjarapu and Prashant Patel.	8-K	001-39199	10.1	06/28/2023
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH*	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.					X

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

Date: August 18, 2023

By:	/s/ Prashant Patel
Prashant Patel
Interim Chief Financial Officer (Principal Accounting/Financial Officer)

Date: August 18, 2023

