Form 10-Q
period 2023-09-30
TRxADE HEALTH, INC
filed 2024-01-16
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

There were 1,205,008 shares of the registrant’s common stock outstanding on January 16, 2024 and 307,145 shares of preferred stock outstanding.

TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended September 30, 2023

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

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in this Quarterly Report and in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors” in the Quarterly Report for the period ending June 30, 2023, filed with the Securities and Exchange Commission (SEC) on August 18, 2023. Readers of this Quarterly Report on Form 10-Q should also read our other periodic filings made with the SEC and other publicly filed documents for further discussion regarding such factors.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRxADE HEALTH, INC.

Consolidated Balance Sheets

September 30, 2023 and December 31, 2022

(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current Assets
Cash	$34,031	$1,094,891
Accounts receivable, net	850,103	649,263
Inventory	3,026,918	68,448
Prepaid assets	246,093	104,462
Notes receivable	1,275,000	-
Other receivables	115,684	-
Current assets of discontinued operations	-	176,057
Total Current Assets	5,547,829	2,093,121

Property plant and equipment, net	287,920	65,214
Deposits	49,031	49,031
Intangible assets, net	9,451,562	-
Goodwill	5,129,116	-
Other assets	-	-
Operating lease right-of-use assets	1,188,385	1,051,815
Noncurrent assets of discontinued operations	-	450,845
Total Assets	$21,653,843	$3,710,026

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	1,328,599	527,984
Accrued liabilities	386,024	271,230
Other current liabilities	412,390	67,517
Contingent funding liabilities	452,348	108,036
Current portion of operating lease liabilities	251,087	196,872
Notes payable, current portion	5,230,000	-
Notes payable— related party, current portion	-	166,667
Warrant liability	1,031,841	588,533
Current liabilities of discontinued operations	-	219,952
Total Current Liabilities	9,092,289	2,146,791

Long Term Liabilities
Operating lease liabilities, net of current portion	976,869	887,035
Notes payable, net of current portion	25,000	-
Notes payable- related party, net of current portion	-	333,333

Total Liabilities	10,094,158	3,367,159

Stockholders’ Equity

Series A preferred stock, $0.00001 par value; 9,212,246 shares authorized; none issued and outstanding, as of September 30, 2023 and December 31, 2022.	-	-
Series B preferred stock, $0.00001 par value; 787,754 shares authorized; 306,855 issued and outstanding, as of September 30, 2023 and December 31, 2022.	-	-
Common stock, $0.00001 par value; 6,666,667 shares authorized; 818,961 and 626,247 shares issued and outstanding, as of September 30, 2023 and December 31, 2022, respectively	8	6
Additional paid-in capital	33,089,652	20,482,666
Retained deficit	(21,529,975)	(19,719,536)
Total TRxADE Health Inc. Stockholders’ Equity	11,559,685	763,136
Non-controlling interest in subsidiary	-	(420,269)
Total Stockholders’ Equity	11,559,685	342,867

Total Liabilities and Stockholders’ Equity	$21,653,843	$3,710,026

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Revenues	$2,058,028	$2,055,803	$5,919,786	$7,993,805

Cost of sales	353,450	683,375	1,072,934	3,991,234
Gross profit	1,704,578	1,372,428	4,846,852	4,002,571

Operating expenses:
Wage and salary expense	698,030	849,371	2,077,362	2,949,386
Professional fees	418,294	82,710	782,286	256,807
Accounting and legal expense	408,957	191,007	782,495	567,086
Technology expense	410,612	238,577	1,010,374	690,875
General and administrative expense	613,834	229,526	1,264,902	1,392,130
Total operating expenses	2,549,727	1,591,191	5,917,419	5,856,284

Operating loss	(845,149)	(218,763)	(1,070,567)	(1,853,713)

Nonoperating income (expense)
Change in fair value of warrant liability	925,320	-	(443,308)	-
Interest income	-	8,396	4,198	8,396
Gain (loss) on disposal of assets	-	-	-	2,200
Interest expense	(251,778)	(130,107)	(494,904)	(140,626)
Total nonoperating income (expense)	673,542	(121,711)	(934,014)	(130,030)
Net loss from continuing operations	(171,607)	(340,474)	(2,004,581)	(1,983,743)

Net loss on discontinued operations	(3,353,507)	(188,268)	(4,123,028)	(623,096)

Net loss	$(3,525,114)	$(528,742)	$(6,127,609)	$(2,606,839)
Net loss attributable to TRxADE Health, Inc.	$(3,525,114)	$(503,003)	$(6,127,609)	$(2,546,913)

Net loss attributable to non-controlling interests	-	(25,739)	-	(59,926)

Net loss per common share from continuing operations
Basic	$(0.22)	$(0.57)	$(2.83)	$(3.52)
Diluted	$(0.07)	$(0.57)	$(0.87)	$(3.51)
Net loss per common share from discontinued operations
Basic	$(4.35)	$(0.34)	$(5.82)	$(1.14)
Diluted	$(1.42)	$(0.34)	$(1.79)	$(1.14)
Net loss attributable to common stockholders
Basic	$(4.57)	$(0.91)	$(8.65)	$(4.66)
Diluted	$(1.49)	$(0.91)	$(2.66)	$(4.64)
Weighted average common shares outstanding
Basic	771,192	549,977	708,116	546,879
Diluted	2,363,233	551,724	2,300,157	548,626

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Nine Months Ended September 30, 2023, and 2022

(Unaudited)

	Series B		Series A				Additional		Noncontrolling	Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Interests in	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiaries	Equity
Balance at December 31, 2022	-	$-	-	$-	626,247	$6	$20,482,666	$(19,719,536)	$(420,269)	$342,867
Common stock issued for services	-	-	-	-	14,362	-	63,486	-	-	63,486
Warrants exercised for cash	-	-	-	-	40,116	1	6	-	-	7
Disposition of assets, related party	-	-	-	-	-	-	-	492,030	420,269	912,299
Options expense	-	-	-	-	-	-	14,434	-	-	14,434
Net Loss	-	-	-	-	-	-	-	$(677,953)	-	(677,953)
Balance at March 31, 2023	-	$-	-	$-	680,725	$7	20,560,592	$(19,905,459)	$-	$655,140
Common stock issued for services	-	-	-	-	-	-	15,813	-	-	15,813
Warrants exercised for cash	-	-	-	-	1,795	-	1,615	-	-	1,615
Options expense	-	-	-	-	-	-	7,783	-	-	7,783
Net Loss	-	-	-	-	-	-	-	(1,974,878)	-	(1,974,878)
Balance at June 30, 2023	-	$-	-	$-	682,520	$7	$20,585,803	$(21,880,337)	$-	$(1,294,527)
Options expense	-	-	-	-	-	-	3,761	-	-	3,761
Disposition of assets	-	-	-	-	-	-	-	3,875,476	-	3,875,476
Shares issued pursuant to merger agreement	-	-	15,759	-	136,441	1	12,500,088	-	-	12,500,089
Net Loss	-	-	-	-	-	-	-	(3,525,114)	-	$(3,525,114)
Balance at September 30, 2023	-	$-	15,759	$-	818,961	$8	33,089,652	$(21,529,975)	$-	$11,559,685

Balance at December 31, 2021	-	-	-	-	544,430	5	20,017,605	(16,247,437)	-	3,770,173
Capital contributions	-	-	-	-	-	-	-	-	792,500	792,500
Common stock issued for services	-	-	-	-	-	-	32,083	-	-	32,083
Capital distributions	-	-	-	-	-	-	-	-	(775,000)	$(775,000)
Warrants exercised for cash	-	-	-	-	972	-	875	-	-	875
Options expense	-	-	-	-	-	-	32,783	-	-	32,783
Net Loss	-	-	-	-	-	-	-	$(960,147)	$(5,689)	$(965,836)
Balance at March 31, 2022	-	$-	-	$-	545,402	$5	$20,083,346	$(17,207,584)	$11,811	$2,887,578
Common stock issued for services	-	-	-	-	-	-	12,222	-	-	12,222
Options expense	-	-	-	-	-	-	16,994	-	-	16,994
Net Loss	-	-	-	-	-	-	-	$(1,083,763)	(28,498)	$(1,112,261)
Balance at June 30, 2022	-	$-	-	$-	545,402	$5	$20,112,562	$(18,291,347)	$(16,687)	$1,804,533
Common stock issued for services	-	-	-	-	14,511	1	63,125	-	-	63,126
Warrants exercised for cash	-	-	-	-	-	-	-	-	-	-
Options expense	-	-	-	-	-	-	17,661	-	-	17,661
Net Loss	-	-	-	-	-	-	-	$(503,003)	$(25,739)	$(528,742)
Balance at September 30, 2022	-	$-	-	$-	559,913	$6	$20,193,348	$(18,794,350)	$(42,426)	$1,356,578

The accompanying notes are an integral part of the unaudited consolidated financial statements

TRxADE HEALTH, INC.

Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss from continuing operations	$(2,004,581)	$(1,983,743)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,464	11,815
Options expense	25,978	67,439
Common stock issued for services	79,299	107,430
Bad debt recovery	-	(98,841)
Gain on disposal of asset	-	(4,100)
Amortization of intangible assets	325,916	29,400

Changes in operating assets and liabilities:
Accounts receivable, net	(212,292)	227,508
Prepaid assets and deposits	(138,450)	198,088
Inventory	(39,013)	(19,671)
Other receivables	-	(875,250)
Operating lease right-of-use assets	152,121	132,847
Other assets	-	-
Operating lease liabilities	(145,707)	(120,401)
Accounts payable	854,171	267,384
Accrued liabilities	43,729	(178,714)
Inventory deposits	-	-
Current liabilities	(5,127)	105,926
Warrant liability	443,308	-

Net cash used in operating activities from continuing operations	(612,184)	(2,132,883)
Net cash used in operating activities from discontinued operations	(593,893)	(623,096)
Net cash used in operating activities	(1,206,077)	(2,755,979)

Cash flows from investing activities:
Proceeds from sale of fixed assets	-	23,000
Cash received in acquisitions	5,546	-
Investment in capitalized software	-	(335,902)
Net cash provided by (used in) investing activities from continuing operations	5,546	(312,902)
Net cash provided by investing activities from discontinued operations	68,737	-
Net cash provided by (used in) investing activities	74,283	(312,902)

Cash flows from financing activities:
Proceeds from the issuance of debt	200,000	-
Proceeds from repayment of notes receivable	25,000	-
Repayment of contingent liability	(1,755,688)	(282,857)
Proceeds from sale of future revenue	2,100,000	825,000
Distributions to non-controlling interest	-	(275,000)
Proceeds from exercise of warrants	1,622	875
Net cash provided by financing activities from continuing operations	570,934	268,018
Net cash used in financing activities from discontinued operations	(500,000)	-
Net cash provided by financing activities	70,934	268,018

Net change in cash	(1,060,860)	(2,800,863)
Cash at beginning of the year	1,094,891	3,122,578
Cash at end of the period	$34,031	$321,715

Supplemental disclosure of cash flow information
Cash paid for interest	$494,408	$3,328
Cash paid for income taxes	$-	$-
Non-cash Transactions
Insurance premium financed	$306,152	$220,354
Note cancelled from SOSRx agreement termination	$500,000	$-
Note issued as SOSRx contribution	$-	$500,000
Intangible asset contribution from non-controlling interest	$-	$792,500
Disposition of assets, related party	$492,030	$-
Issuance of notes receivable	$1,300,000	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Overview

TRxADE HEALTH, INC. (“we”, “our”, “Trxade”, and the “Company”) owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, Alliance Pharma Solutions, LLC, Bonum Health, LLC, Superlatus, Inc. and its wholly-owned subsidiary, Sapientia Technologies, LLC (“Sapientia”), and The Urgent Company, Inc. On July 31, 2023, the Company merged with Superlatus, Inc. (see “Merger”, below). On September 27, 2023, the Company acquired The Urgent Company, Inc. (see Note 3).

Trxade, Inc., operates a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Integra Pharma Solutions, LLC (“IPS”, d.b.a. Trxade Prime), is a licensed pharmaceutical wholesaler and sells brand, generic and non-drug products to customers. IPS customers include all healthcare markets including government organizations, hospitals, clinics and independent pharmacies nationwide.

Community Specialty Pharmacy, LLC, (“CSP”) is an accredited independent retail pharmacy with a focus on a community-based model offering home delivery services to patients.

Alliance Pharma Solutions, LLC (“APS”, d.b.a. DelivMeds) is currently being rebranded and the consumer-based app is still being developed. To date, we have not generated any revenue from this product.

On January 20, 2023, the Company entered into Membership Interest Purchase Agreements to sell 100% of the outstanding membership interests of the Company’s subsidiaries, CSP and APS. The Company will receive consideration in the amount of $125,000 for APS and $100,000 for CSP. The Company also agreed to enter into a Master Service Agreement to operate the businesses prior to closing. Additional amounts owed to the Company as a result of this Master Service Agreement totaled $1,075,000 as of the closing date of August 22, 2023 (see Note 3 and Note 6).

Bonum Health, LLC (“Bonum Health”), was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in February 2020; however, due to the COVID-19 pandemic, the Company does not anticipate installations moving forward. The Bonum Health mobile application is available on a subscription basis, primarily as a stand-alone telehealth software application that can be licensed on a business-to-business (B2B) model to clients as an employment health benefit for the clients’ employees.

SOSRx, LLC (“SOSRx”) was formed on February 15, 2022. The Company entered into a relationship with Exchange Health, LLC (“Exchange Health”), a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals. SOSRx, a Delaware limited liability company, was formed, which was owned 51% by the Company and 49% by Exchange Health. SOSRx did not generate material revenue and in February of 2023, the Company voluntarily withdrew from the joint venture agreement. As part of the voluntary withdrawal the Company has recorded a loss of $352,244 from disposal of assets, which is included in net loss on discontinued operations in the unaudited consolidated statement of operations in the amount of for the nine-month period ended September 30, 2023.

Merger

On July 14, 2023, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Superlatus, Inc., a U.S.-based holding company of food products and distribution capabilities (“Superlatus”) and Foods Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”).

Superlatus is a diversified food technology company with distribution capabilities and systems to optimize food security and population health via innovative Consumer Packaged Goods (“CPG”) products, agritech, foodtech, plant-based proteins and alt-protein and includes wholly-owned subsidiary, Sapientia, Inc. (“Sapientia”), a food tech business.

On July 31, 2023 (the “Closing Date”), the Company completed its acquisition of Superlatus in accordance with the terms and conditions of the Merger Agreement (the “Merger”), pursuant to which the Company acquired Superlatus by way of a merger of the Merger Sub with and into Superlatus, with Superlatus being a wholly owned subsidiary of the Company and the surviving entity in the Merger.

Under the terms of the Merger Agreement, at the closing of the Merger (the “Closing”), shareholders of Superlatus received in aggregate 136,441 shares of common stock of the Company, representing 19.99% of the total issued and outstanding common stock of the Company after the consummation of the Merger and 306,855 shares of Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”), with a conversion ratio of 100 shares of Series B Preferred Stock to one share of common stock. At Closing, the value of the common stock was $7.30 per share, resulting in a total value of $225,000,169. Upon consummation of the Merger, the Company continued to trade under the current ticker symbol “MEDS.”

As a condition and inducement to Superlatus’ willingness to enter into the Merger Agreement, on June 28, 2023, Suren Ajjarapu and Prashant Patel (the “Principal Stockholders”) entered into an agreement with TRxADE (the “Stock Swap Agreement”), pursuant to which, TRxADE will transfer all of the shares or membership interest of the operating subsidiaries currently owned by TRxADE to Principal Stockholders, in exchange for Suran Ajjarapu to surrender 85,000 share of common stock of TRxADE and Prashant Patel to surrender 81,666 shares of the common stock of TRxADE (the “Stock Swap Transaction”). The closing of the Stock Swap Transaction shall take place simultaneously with the approval of TRxADE stockholders of the conversion of the Series B preferred stock into common stock. The closing of the Stock Swap Transaction is subject to the simultaneous condition that the Merger. As of the date of this filing, TRxADE stockholders have not approved the conversion. The Company is in the process of preparing a proxy merger, which is expected to occur in 2024. This will complete all contingencies of Merger Agreement and Stock Swap Agreement and result in a reverse capitalization.

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

In connection with the Merger, effective one (1) business day immediately prior to the Closing Date (the “MEDS Rights Record Date”), the Company issued to the shareholders of the Company as of the MEDS Rights Record Date, including the independent directors who are entitled to certain amount of common stock of the Company in connection with their 2023 annual compensation and regardless of whether the common stock has been issued or vest before the MEDS Rights Records Date (collectively, the “MEDS Rights Shareholders”) a non-transferrable right to receive one share of common stock of the Company at no cost (the “MEDS Rights”), with seven (7) MEDS Rights issued per share of common stock of the Company held as of the MEDS Rights Record Date, conditioned upon their execution of a Registration Rights Agreement. Such issuances will be made in reliance on the exemption from registration pursuant to Section 3(a)(9) or Section 4(a)(2) of the Securities Act, Regulation D under the Securities Act promulgated thereunder, and corresponding provisions of state securities or “blue sky” laws. The MEDS Rights are not actionable or transferable until registration; provided they become transferable one year after the date of the Merger if no registration has occurred. As of the date of this filing, no MEDS Rights shares have been issued.

Not all of the closing conditions of the Merger Agreement were met. As a result, the Company entered into Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger (the “Amendment”) on January 8, 2024.Under the terms of the Amendment, the merger consideration to the shareholders of Superlatus was adjusted to the aggregate of 136,441 shares of common stock of the Company, representing 19.99% of the total issued and outstanding common stock of the Company after the consummation of the Merger and 15,759 shares of Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”), with a conversion ratio of 100 shares of Series B Preferred Stock to one share of common stock. At Closing, the value of the common stock was $7.30 per share, resulting in a total value of $12,500,089. Additionally, the shareholders of Superlatus agreed to surrender back to the Company 289,731 shares of the Company’s Series B Preferred Stock. Upon consummation of the Amended Merger Agreement, the Company continues to trade under the current ticker symbol “MEDS.”

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim consolidated financial statements of TRxADE HEALTH, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 27, 2023.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2022, as reported in the Company’s Annual Report on Form 10-K have been omitted.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the nine months ended September 30, 2023 and 2022 include the valuation of intangible assets, including goodwill.

Fair value of financial instruments

The carrying amounts for cash, accounts receivable, accounts payable, accrued liabilities, and other current liabilities approximate their fair value because of their short-term maturity.

Stock Split

Effective June 21, 2023, the Company executed a 1:15 reverse stock split for stockholders of record on that date. This was executed to comply with the Nasdaq Listing Rule 5550(a)(2) to have the price of the stock above $1.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-13 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective January 1, 2023. The Company determined that the update applied to trade receivables, but that there was no material impact to the consolidated financial statements from the adoption of ASU 2016-13.

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard is effective for us on January 1, 2022, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on our financial statements.

Accounts Receivable, net

On January 1, 2023, the Company adopted ASU 2016-13 “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and its related amendments using the prospective method. The new standard requires the use of a current expected credit loss impairment model to develop and recognize credit losses for financial instruments at amortized cost when the asset is first originated or acquired, and each subsequent reporting period.

The Company’s receivables are from customers and are typically collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

The Company had an account receivable with a single customer, GSG PPE, LLC (“GSG”), for the amount of $630,000, which was past due. The Company had obtained a Note Receivable which was due on September 30, 2021 and remained unpaid. The Company did not believe the amount to be collectible without legal actions, and therefore, recorded bad debt expense reflected on the consolidated statement of operations during the year ended December 31, 2021. The note was not paid pursuant to its terms and the Company had filed a suit to collect on the note and the personal guaranty securing the note. The Company settled the lawsuit in June of 2022. During the nine months ended September 30, 2023, and 2022, there was a bad debt recovery from the GSG lawsuit of $32,074 and $98,841 respectively.

Other Receivables, net

The Company’s other receivables balance is from one vendor. On May 20, 2022, effective as of May 18, 2022, Community Specialty Pharmacy, LLC (“CSP”) entered into an agreement to acquire COVID-19 testing kits from a third-party vendor for an aggregate of $1,200,000, of which $875,000 was paid on May 23, 2022. The Company received the COVID-19 testing kits in July 2022. On August 18, 2022 the Company was informed by the vendor that the vendor had received a letter from the U.S. Food and Drug Administration (“FDA”) that the COVID-19 test kits were misbranded under Section 502(o) of the Federal Food, Drug, and Cosmetic Act (“FDC Act”) (21 USC 352(o)) and adulterated under Section 501(f) of the FDC Act (21 USC 351(f)). Furthermore, the vendor informed the Company that the letter from the FDA also stated that because of the FDA’s prohibition on the distribution of adulterated and/or misbranded devices applies to all parties along the distribution chain, the FDA was advising the vendor against furthering the distribution of the COVID-19 test kits in interstate commerce. The company wrote the amount off as a loss of inventory as of December 31, 2022. As of September 30, 2023 and December 31, 2022, the balance of this receivable was $0.

On August 22, 2023, the Company completed the sale of CSP and APS (see Note 3). The net balance due to the Company from these entities, in excess of the Note Receivable (see Note 6), was $115,684 as of September 30, 2023.

Acquisitions

The Company accounts for acquisitions and investments in businesses as business combinations if the target meets the definition of a business and (a) the target is a variable interest entity (“VIE”) and the Company is the target’s primary beneficiary, and therefore the Company must consolidate its financial statements, or (b) the Company acquires more than 50% of the voting interest of the target and it was not previously consolidated. The Company records business combinations using the acquisition method of accounting, which requires all the assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill.

The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset, if applicable.

If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the Company’s financial statements may be exposed to potential impairment of the intangible assets and goodwill.

If the Company’s investment involves the acquisition of an asset or group of assets that does not meet the definition of a business, the transaction is accounted for as an asset acquisition. An asset acquisition is recorded at cost, which includes capitalizing transaction costs, and does not result in the recognition of goodwill.

Intangible Assets and Goodwill

The Company tests indefinite-lived intangible assets for impairment on an annual basis or whenever events or changes occur that would more-likely-than not reduce the fair value of the indefinite-lived intangible asset below its carrying value between annual impairment tests. Any indefinite-lived intangible asset assessment is performed at the Company level.

The Company did not record an indefinite-lived intangible asset impairment charge for the three and nine months ended September 30, 2023 and 2022.

Income (loss) Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of September 30, 2023, we had 177,536 outstanding warrants to purchase shares of common stock and 17,852 options to purchase shares of common stock. As part of the termination of the White Lion deal, White Lion was issued 50,000 shares of stock per the agreement on March 1, 2023. Armistice Capital executed its pre-funded warrants on January 4, 2023, and purchased 601,740 shares of stock with a purchase price of $6.02.

The following table sets forth the computation of basic and diluted loss per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss from continuing operations	$(171,607)	$(314,735)	$(2,004,581)	$(1,923,817)
Net loss from discontinued operations	$(3,353,507)	$(188,268)	(4,123,028)	$(623,096)
Numerator for basic and diluted EPS - income available to common stockholders	(3,525,114)	$(503,003)	(6,127,609)	$(2,546,913)
Denominator:
Denominator for EPS – weighted average shares
Basic	771,192	549,977	708,116	546,879
Diluted	2,363,233	551,724	2,300,157	548,626
Net loss per common share attributable to common stockholders
Basic	$(4.57)	$(0.91)	$(8.65)	$(4.66)
Diluted	$(1.49)	$(0.91)	$(2.66)	$(4.64)
Net loss per common share from continuing operations
Basic	$(0.22)	$(0.57)	$(2.83)	$(3.52)
Diluted	$(0.07)	$(0.57)	$(0.87)	$(3.51)
Net loss per common share from discontinued operations
Basic	$(4.35)	$(0.34)	$(5.82)	$(1.14)
Diluted	$(1.42)	$(0.34)	$(1.79)	$(1.14)

Income taxes

The Company’s provision for income taxes was $0 for the three and nine months ended September 30, 2023, and $0 for the three and nine months ended September 30, 2022, respectively. The income tax provisions for these three and nine month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which the Company operates. For all periods presented, the Company utilized net operating loss carryforwards to offset the impact of any taxable income. The Company’s tax rate differs from the applicable statutory rates due primarily to establishment of a valuation allowance, utilization of deferred and the effect of permanent differences and adjustments.

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

As of September 30, 2023, the Company had a retained deficit of $21,529,975. The Company has limited financial resources. As of September 30, 2023, the Company had a working capital deficit of $3,544,460 and a cash balance of $34,031. The Company will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If the Company is unable to access additional capital moving forward, it may hurt the Company’s ability to grow and to generate future revenues, financial position, and liquidity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless Management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Acquisitions - Provisional

Superlatus, Inc.

On July 31, 2023, the Company entered into the Merger Agreement (see Note 1) with Superlatus (“Seller”) whereby the Company acquired 100% of the stock of the Seller (the “Acquisition”). Superlatus includes a wholly-owned subsidiary, Sapientia. Consideration for the Acquisition consisted of (i) 136,441 shares of the Company’s common stock at a fair value of $7.30 per share, representing 19.99% of the total issued and outstanding share of the Company’s common stock at Closing, and (ii) 306,855 shares of the Company’s Series B Preferred Stock, a new class of the Company’s non-voting convertible preferred stock with a conversion ratio of 100 to one. The total fair value of the common stock and Series B Preferred Stock on the Closing Date was $225,000,169 (“Purchase Price”). On January 8, 2024, the Company entered into Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment”). Under the terms of the Amendment, the merger consideration to the shareholders of Superlatus was adjusted to an aggregate of 136,441 shares of common stock of the Company, representing 19.99% of the total issued and outstanding common stock of the Company after the consummation of the Merger and 15,759 shares of Company’s Series B Preferred Stock, par value $0.00001 per share, with a conversion ratio of 100 shares of Series B Preferred Stock to one share of common stock. The total fair value of the common stock and Series B Preferred Stock on the Closing Date was adjusted to $12,500,089 (“Amended Purchase Price”). Additionally, the shareholders of Superlatus agreed to surrender back to the Company 289,731 shares of the Company’s Series B Preferred Stock previously received before the amendment.

The acquisition of Superlatus was accounted for as a business combination using the acquisition method pursuant to FASB ASC Topic 805. As the acquirer for accounting purposes, the Company had estimated the Purchase Price, assets acquired and liabilities assumed as of the acquisition date, with the excess of the Purchase Price over the fair value of net assets acquired recognized as goodwill. An independent valuation expert assisted the Company in determining these fair values.

Accounting guidance provides that an acquirer must recognize adjustments to provisional amounts that are identified during the measurement period, which runs through July 31, 2024, in the measurement period in which the adjustment amounts are determined. The acquirer must record in the financial statements, the effect on earnings of changes in depreciation, amortization or other income effects, if any, as a result of the changes to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Items that could be subject to adjustment include credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

The provisional Amended Purchase Price allocation as of the acquisition date is presented as follows:

July 31, 2023
Purchase consideration:
Common Stock, at fair value	$996,019
Series B Preferred Stock, at fair value	11,504,070
Total purchase consideration	$12,500,089

Purchase price allocation:
Cash	$5,546
Prepaid expenses	3,705
Inventory	122,792
Intangible assets, net	9,777,478
Goodwill	5,129,116
Assets acquired	15,038,637
Accounts payable and other current liabilities	(633,548)
Notes payable	(1,905,000)
Liabilities assumed	(2,538,548)
Net assets acquired	$12,500,089

The Urgent Company, Inc.

On September 27, 2023, the Company entered into an Asset Purchase Agreement (“APA”) with The Urgent Company, Inc. (“TUC”) and its wholly owned subsidiaries, pursuant to which, the Company was assigned certain inventory and property and equipment and assumed certain operating leases for consideration of a $3,150,000 promissory note (“Purchase Price”, see Note 11). This acquisition is expected to enhance the Company’s production of sustainable food products and enable the expansion of market share.

The transaction was accounted for as an asset acquisition pursuant to FASB ASC Topic 805. As the acquirer for accounting purposes, the Company allocated the cost of the asset acquisition to the assets acquired and liabilities assumed as of the acquisition date based on their respective relative fair value as of the date of the transaction.

The following summarizes the provisional relative fair values of the assets acquired as of the acquisition date based on the allocation of the cost of the asset acquisition:

September 27, 2023
Purchase consideration:
Promissory note	$3,150,000
Total purchase consideration	$3,150,000

Allocation of cost of assets acquired:
Inventory	$2,960,235
Property and equipment	231,170
Operating right-of-use assets	383,218
Assets acquired	3,574,623
Liabilities assumed	(424,623)
Net assets acquired	$3,150,000

Dispositions and Divestitures

SOSRx, LLC

On and effective on, February 1, 2023, the Company, Exchange Health and SOSRx, entered into a Voluntary Withdrawal and Release Agreement, which was replaced in its entirety, corrected, and became effective on February 4, 2023 (as replaced and corrected, the “Release Agreement”).

As part of the Release Agreement, a note payable to Exchange Health was forgiven in the amount of $500,000 and $15,000 in accounts payable was waived. Effective February 4, 2023, the operations of SOSRx were discontinued and operations were shut down. As a result of this, the assets and liabilities of SOSRx have been reflected as assets and liabilities of discontinued operations in the Company’s consolidated balance sheets. As of September 30, 2023 and December 31, 2022 as follows:

	September 30, 2023	December 31, 2022

Cash	$-	$22,474
Accounts receivable	-	363
Total assets of discontinued operations	$-	$22,837

Accounts payable	$-	$46,500
Total liabilities of discontinued operations	$-	$46,500

The terms of the Release Agreement qualifies the transaction as a discontinued operation in accordance with U.S. GAAP. As a result, operating results and cash flows related to the SOSRx operations have been reflected as discontinued operations in the Company’s consolidated statements of operations, consolidated statements of cash flows and consolidated statements of shareholders’ equity.

Alliance Pharma Solutions, LLC and Community Specialty Pharmacy, LLC

On August 22, 2023, the Company and Wood Sage, LCC (“Wood Sage”) entered into a Membership Interest Purchase Agreement, pursuant to which the Company sold 100% of the membership interest in Alliance Pharma Solutions, LLC (“ASP MIPA”) for consideration of a $125,000 promissory note (“ASP Sale Price”) and a Membership Interest Purchase Agreement, pursuant to which the Company sold 100% of the membership interest in Community Specialty Pharmacy, LLC (“CSP MIPA”) in exchange for a $100,000 promissory note (“CSP Sale Price”).

The divestiture of APS and CSP represents an intentional strategic shift in the Company’s operations and will allow the Company to become focused on food technology As a result, the results of APS and CSP were classified as discontinued operations in our condensed statements of operations and excluded from both continuing operations and segment results for the three and nine months ended September 30, 2022.

As part of recognizing the business as held for sale in accordance with U.S. GAAP, the Company was required to measure APS and CSP at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during the three and nine months ended September 30, 2023, the Company recognized a non-cash, pre-tax loss on disposal of $3,209,776. The loss is included in “Net loss from discontinued operations” in the consolidated statements of operations. The loss was determined by comparing the fair value of the consideration received for the sale of a 100% interest in APS and CSP with the net assets of APS and CSP, respectively, immediately prior to the transaction.

As a result of the transactions, the following assets and liabilities of APS and CSP were transferred to Wood Sage as of August 22, 2023:

	Alliance Pharma Solutions, LLC	Community Specialty Pharmacy, LLC
Cash	$1,050	$61,988
Accounts receivable, net	-	11,452
Inventory	-	123,230
Prepaid assets	-	525
Intangible assets and capitalized software, net	739,337	-
Accounts payable	(23,982)	(231,876)
Accrued liabilities	-	(10,182)
Net assets sold	$716,405	$(44,863)

Discontinued Operations

The results of operations from discontinued operations for the three and nine months ended September 30, 2023 and 2022, have been reflected as discontinued operations in the consolidated statements of operations and consist of the following:

	SOSRx		APS		CSP		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Revenue	$-	$3,368	$-	$-	$124,238	$341,140	$124,238	$344,508
Cost of sales	-	-	-	-	127,671	314,945	127,671	314,945
Gross profit	-	3,368	-	-	(3,433)	26,195	(3,433)	29,563

Operating expenses
Wage and salary expense	-	17,689	-	-	108,772	70,002	108,772	87,691
Professional fees	-	-	-	10,471	18,079	2,094	18,079	12,565
Accounting and legal expense	-	-	1,948	104	700	500	2,648	604
Technology expense	-	23,000	4,177	31,564	2,231	5,445	6,408	60,009
General and administrative	-	29,907	134	3,527	4,257	25,428	4,391	58,862
Total operating expense	-	70,596	6,259	45,666	134,039	103,469	140,298	219,731

Operating loss from discontinued operations	-	(67,228)	(6,259)	(45,666)	(137,472)	(77,274)	(143,731)	(190,168)

Other income (expense)
Gain (loss) on disposal of assets	-	-	(1,783,209)	1,900	(1,426,567)	-	(3,209,776)	1,900
Total other income (expense)	-	-	(1,783,209)	1,900	(1,426,567)	-	(3,209,776)	1,900

Loss from discontinued operations	$-	$(67,228)	$(1,789,468)	$(43,766)	$(1,564,039)	$(77,274)	$(3,353,507)	$(188,268)

Loss per common share from discontinued operations
Basic	$-	$(0.12)	$(2.32)	$(0.08)	$(2.03)	$(0.14)	$(4.35)	$(0.34)
Diluted	$-	$(0.12)	$(0.76)	$(0.08)	$(0.66)	$(0.14)	$(1.42)	$(0.34)

	SOSRx		ASP		CSP		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Revenue	$-	$20,424	$-	$-	$761,306	$905,083	$761,306	$925,507
Cost of sales	-	-	-	-	705,206	1,019,470	705,206	1,019,470
Gross profit	-	20,424	-	-	56,100	(114,387)	56,100	(93,963)

Operating expenses
Wage and salary expense	-	54,939	-	-	456,297	180,819	456,297	235,758
Professional fees	-	-	3,125	44,962	20,246	5,572	23,371	50,534
Accounting and legal expense	-	-	7,773	104	63,000	500	70,773	604
Technology expense	-	53,910	20,611	83,659	9,464	13,989	30,075	151,558
General and administrative	-	33,873	3,762	10,761	32,830	47,945	36,592	92,579
Total operating expense	-	142,722	35,271	139,486	581,837	248,825	617,108	531,033

Operating loss from discontinued operations	-	(122,298)	(35,271)	(139,486)	(525,737)	(363,212)	(561,008)	(624,996)

Other income (expense)
Gain (loss) on disposal of assets	(352,244)	-	(1,783,209)	1,900	(1,426,567)	-	(3,562,020)	1,900
Total other income (expense)	(352,244)	-	(1,783,209)	1,900	(1,426,567)	-	(3,562,020)	1,900

Loss from discontinued operations	$(352,244)	$(122,298)	$(1,818,480)	$(137,586)	$(1,952,304)	$(363,212)	$(4,123,028)	$(623,096)

Loss per common share from discontinued operations
Basic	$(0.50)	$(0.22)	$(2.57)	$(0.25)	$(2.76)	$(0.66)	$(5.82)	$(1.14)
Diluted	$(0.15)	$(0.22)	$(0.79)	$(0.25)	$(0.85)	$(0.66)	$(1.79)	$(1.14)

NOTE 4- RELATED PARTY TRANSACTIONS

On April 1, 2023 and July 1, 2023 the Company entered into a relationship with Scietech, LLC (“Scietech”) in an independent contractor agreement to consult on increasing sales on the IPS and Trxade Inc. platforms. The agreement was for an annual fee of $400,000 to be split equally between IPS and Trxade Inc. A 31% investor in Scietech is the spouse of the interim CFO, Prashant Patel, which qualifies as a related party. The company was chosen because they were the most qualified to perform the desired qualifications.

On February 15, 2022, the Company entered into a relationship with Exchange Health, a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals. In connection therewith, SOSRx was formed in February 2022, which is owned 51% by the Company and 49% by Exchange Health. On February 15, 2022, the Company contributed cash to SOSRx in the amount of $325,000, issued a promissory note to SOSRx in the amount of $500,000, which was immediately assigned to Exchange Health (the “Promissory Note”), and agreed to make an earn out payment of up to $400,000, payable, at the Company’s discretion, in cash or common stock of the Company, based on SOSRx achieving certain revenue targets of SOSRx (the “Earn Out Payments”); and entered into a Distribution Services Agreement with SOSRx (the “Distribution Agreement”). Exchange Health contributed $792,000 in software and contracts which was recorded as an intangible asset on the balance sheet of SOSRx. The intangible asset was determined to be impaired and was written off on December 31, 2022.

At September 30, 2023, total related party debt was $0.

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

Also pursuant to the Withdrawal Agreement, (a) the Company agreed to the termination of its interests in SOSRx and its withdrawal as a member thereof for no consideration (the “Withdrawal”); (b) the Promissory Note, and all of the Company’s obligations under such Promissory Note were terminated; and (c) the parties agreed that no Earn Out Payments will be due. The Release Agreement also (i) provides that all accumulated losses of SOSRx through December 20, 2022, will be allocated 51% to the Company and 49% to Exchange Health; (ii) provides for a total of approximately $15,000 in outstanding invoices owed by the Company to SOSRx to be waived; (iii) includes certain indemnification obligations of SOSRx and Exchange Health; (iv) requires SOSRx to pay certain pre-agreed outstanding invoices of SOSRx; (v) includes mutual releases of the Company and SOSRx and Exchange Health; and (vi) includes customary representations and warranties of the parties.

NOTE 5 – REVENUE RECOGNITION

The Company derives revenue from two primary sources—product revenue and service revenue.

Product revenue consists of shipments of:

●	Resale of pharmaceutical products to pharmacies; and

Revenues for our products are recognized and invoiced when the product is shipped to the customer.

Service revenue consists primarily of:

●	Transaction fees from the facilitation of buyer generated purchase orders to suppliers, billed monthly;
●	Data service fees associated with providing vendors of pharmaceutical products with data analysis of their catalogues and branding of their products or company to the Company’s registered buyers, billed monthly or as a one-time fee; and
●	Software-as-a-Service (“SaaS”) fees for a platform for virtual healthcare provider visits, billed monthly.

Revenues for the Company’s services that are billed monthly are recognized and invoiced when the at the beginning of the month. Revenues for one-time services are recognized at the point in time when services are rendered.

Payment terms for products and services are generally 0 to 60 days and the Company has no contract assets or liabilities.

The following table presents disaggregated revenue by major product and service categories during the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Product revenues
Pharmaceutical product resale income	$394,849	$707,807	$1,237,731	$3,949,771
Total product revenues	$394,849	$707,807	$1,237,731	$3,949,771

Service revenues
Transaction fee income	$1,617,129	$1,319,483	$4,531,731	$3,947,621
Data service fee income	46,050	17,950	132,025	54,050
SaaS fee income	-	10,563	18,299	42,363
Total service revenues	$1,663,179	$1,347,996	$4,682,055	$4,044,034
Total revenues	$2,058,028	$2,055,803	$5,919,786	$7,993,805

NOTE 6 – INVENTORY

Inventory value is determined using the weighted average cost method and is stated at the lower of cost or net realizable value. As of September 30, 2023 and December 31, 2022, inventory was comprised of the following:

As of	September 30, 2023	December 31, 2022
Raw materials	$1,895,406	$68,448
Finished goods	1,131,512	-
	$3,026,918	$68,448

NOTE 7 – NOTES RECEIVABLE

On August 22, 2023, issued a Promissory Note Agreement (the “Wood Sage Note”) in the amount of $1,300,000 to Wood Sage, LLC and entered into the APS MIPA and CSP MIPA for the Company to sell APS and CSP and entered into a Master Service Agreement (“Wood Sage MSA”). The Wood Sage Note bears no interest and is due and payable within thirty days of a change in control, as defined by the Wood Sage Note, of the borrower. As of September 30, 2023, the outstanding balance of the Wood Sage Note was $1,275,000.

NOTE 8 – INTANGIBLE ASSETS

As of September 30, 2023, intangible assets, net consisted of the following:

	Weighted Average
	Useful Life		Accumulated
	(years)	Cost	Amortization	Net
Developed technology	5.0	$9,777,478	$(325,916)	$9,451,562

NOTE 9 – OTHER CURRENT LIABILITIES

As of September 30, 2023 and December 31, 2022, other current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Purchase price payable	$350,000	$-
Insurance refunds payable	62,390	62,390
Deferred revenue	-	5,127
	$412,390	$67,517

NOTE 10 – CONTINGENT FUNDING LIABILITIES

On June 27, 2023, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third-party agreed to fund the Company $1,250,000 to purchase $1,800,000 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $62,500 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default. As of September 30, 2023, the Company owed $452,348 under this agreement.

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

Under ASC 470, amounts recorded as debt are to be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining period. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of September 30, 2023 and December 31, 2022 the total contingent funding liability was $452,348 and $108,036, respectively, and the effective interest rate was approximately 31% and 31%, respectively. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the funding source will decrease the contingent funding liability balance accordingly.

NOTE 11 – NOTES PAYABLE

On September 27, 2023, the Company issued a promissory note to Perfect Day, Inc. (the “Perfect Day Note”) in the amount of $3,150,000 as consideration for the TUC APA (see Note 3). The promissory note does not accrue interest and is payable upon demand at any time after October 31, 2023. The entire aggregate, unpaid principal sum of the note is immediately due and payable upon the occurrence of a change in control, as defined in the agreement.

On September 14, 2023, the Company issued a promissory note to Danam Health, Inc. (the “Danam Note”) in the amount of $300,000. The Company received a deposit of $200,000 on September 14, 2023 and an additional deposit of $100,000 on October 13, 2023. The Danam Note accrues interest at 0% per annum and is due and payable no later than 30 days after a change in control of borrower, as defined in the note agreement. As of September 30, 2023, the balance of the Danam Note is $200,000. The Company repaid $250,000 on the loan in October 2023. As of the date of this filing, the balance on the loan is $50,000.

On June 16, 2023, the Company issued a secured debenture to Eat Well Investment Group, Inc. (the “Eat Well June 2023 Note”) in the amount of $1,150,000 for the purchase of Sapientia, a wholly-owned subsidiary of Superlatus. The Eat Well June 2023 Note is secured by 100% of the membership interests in Sapientia. The Eat Well June 2023 Note began accruing interest at 12% per annum, compounded monthly, as of October 31, 2023. The Eat Well June 2023 matured on December 31, 2023. As of September 30, 2023, the balance of the Eat Well June 2023 Note is $1,150,000. As of the date of this filing, the parties are working on an amendment for an extension.

On February 8, 2023, Sapientia, a wholly-owned subsidiary of Superlatus, entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well February 2023 Note”) in the amount of $25,000. The Eat Well February 2023 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures February 7, 2025. As of September 30, 2023, the balance of the Eat Well February 2023 Note is $25,000. The Company has accrued interest of $350 as of September 30, 2023.

On September 14, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well September 2022 Note”) in the amount of $50,000. The Eat Well September 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures September 13, 2024. As of September 30, 2023, the balance of the Eat Well September 2022 Note is $50,000. The Company has accrued interest of $1,140 as of September 30, 2023.

On July 26, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well July 26, 2022 Note”) in the amount of $35,000. The Eat Well July 26, 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures July 25, 2024. As of September 30, 2023, the balance of the Eat Well July 26, 2022 Note is $35,000. The Company has accrued interest of $798 as of September 30, 2023.

On July 12, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well July 12, 2022 Note”) in the amount of $25,000. The Eat Well July 12, 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures July 11, 2024. As of September 30, 2023, the balance of the Eat Well July 12, 2022 Note is $25,000. The Company has accrued interest of $585 as of September 30, 2023.

On March 15, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well March 2022 Note”) in the amount of $100,000. The Eat Well March 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures March 14, 2024. As of September 30, 2023, the balance of the Eat Well March 2022 Note is $100,000. The Company has accrued interest of $2,966 as of September 30, 2023.

On February 1, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well February 2022 Note”) in the amount of $100,000. The Eat Well February 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures February 1, 2024. As of September 30, 2023, the balance of the Eat Well February 2022 Note is $100,000. The Company has accrued interest of $3,110 as of September 30, 2023.

On January 20, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well January 2022 Note”) in the amount of $20,000. The Eat Well January 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures January 20, 2024. As of September 30, 2023, the balance of the Eat Well January 2022 Note is $20,000. The Company has accrued interest of $653 as of September 30, 2023.

On December 24, 2021, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well December 2021 Note”) in the amount of $100,000. The Eat Well December 2021 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matured December 24, 2023. As of September 30, 2023, the balance of the Eat Well December 2021 Note is $100,000. The Company has accrued interest of $3,427 as of September 30, 2023. As of the date of this filing, the parties are working on an amendment for an extension.

On November 10, 2021, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well November 2021 Note”) in the amount of $50,000. The Eat Well Novemer 2021 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matured November 10, 2023. As of September 30, 2023, the balance of the Eat Well November 2021 Note is $50,000. The Company has accrued interest of $1,790 as of September 30, 2023. As of the date of this filing, the parties are working on an amendment for an extension.

On August 18, 2021, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well August 2021 Note”) in the amount of $250,000. The Eat Well August 2021 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matured August 18, 2023. As of September 30, 2023, the balance of the Eat Well August 2021 Note is $250,000. The Company has accrued interest of $9,900 as of September 30, 2023. As of the date of this filing, the parties are working on an amendment for an extension.

The following table summarizes notes payable balances as of September 30, 2023:

	Current	Noncurrent		Accrued
	Portion	Portion	Total	Interest
Perfect Day Note	$3,150,000	$-	$3,150,000	$-
Danam Note	200,000	-	200,000	-
Eat Well June 2023 Note	1,150,000	-	1,150,000	-
Eat Well February 2023 Note	-	25,000	25,000	350
Eat Well September 2022 Note	50,000	-	50,000	1,104
Eat Well July 26, 2022 Note	35,000	-	35,000	798
Eat Well July 12, 2022 Note	25,000	-	25,000	585
Eat Well March 2022 Note	100,000	-	100,000	2,966
Eat Well February 2022 Note	100,000	-	100,000	3,110
Eat Well January 2022 Note	20,000	-	20,000	653
Eat Well December 2021 Note	100,000	-	100,000	3,427
Eat Well November 2021 Note	50,000	-	50,000	1,790
Eat Well August 2021 Note	250,000	-	250,000	9,900
	$5,230,000	$25,000	$5,255,000	$24,683

NOTE 12 – STOCKHOLDERS’ EQUITY

Designation of Series B Preferred Stock

Effective June 26, 2023 the Company’s Board of Directors issued a Certificate of Designation, which designated 787,754 shares of the Company’s authorized and unissued preferred stock as convertible Series B Preferred Stock at a par value of $0.00001 per share.

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

The shares of common stock issuable to the officers vested at the rate of 1/4th of such shares on each of September 30, 2022, October 31, 2022, November 30, 2022, and December 31, 2022, subject to each applicable Officer’s continued service to the Company on such dates and subject to the restricted stock award agreements entered into as evidence of such awards.

Separately, certain employees of the Company agreed to reduce their cash salaries by an aggregate of $37,000 in consideration for an aggregate of 2,126 shares of the Company’s restricted common stock, with the same vesting terms as the officer shares discussed above.

Effective on August 31, 2022, the Board of Directors approved the issuance of 3,635 shares of common stock of the Company to each independent member of the Board of Directors, for services rendered to the Company during fiscal 2022, which shares were valued at $63,250, based on the closing sales price of the Company’s common stock on the date approved by the Board of Directors. The shares vested at the rate of 1/4th of such shares immediately on the grant date, and 1/4th of such shares on each of October 1, 2022, January 1, 2023 and April 1, 2023, subject to each applicable independent director’s continued service to the Company on such dates.

All of the awards discussed above were issued under the Company’s Second Amended and Restated 2019 Equity Incentive Plan (the “Plan”) and all restricted stock awards discussed above were evidenced by Restricted Stock Grant Agreements.

NOTE 13 – PREFUNDED AND PRIVATE PLACEMENT WARRANTS

On October 4, 2022 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional investor (the “Purchaser”) which provided for the sale and issuance by the Company of (i) the Company’s common stock (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) and (iii) warrants (the “Private Placement Warrants” and, together with the Shares and the Pre-Funded Warrants, the “Securities”). The Private Placement Warrants were sold in a concurrent private placement (the “Private Placement”), exempt from registration pursuant to Section 4(a)(2) and/or Rule 506 of the Securities Act of 1933, as amended (the “Securities Act”).

Simultaneously with the closing of the stock placement, the investor pre-purchased 40,116 Private Warrants at a purchase price of $17.25 per warrant. The Pre-Funded Warrants are immediately exercisable into one share of common stock per warrant, have an exercise price of $0.00015 per share, and may be exercised at any time until all of the Pre-Funded Warrants are exercised in full. On January 4, 2023, the investor exercised the 40,116 warrants for a purchase price of $6.02. The investor was issued the shares on this date. Each Private Warrant has an exercise price of $22.50 per share, will be exercisable following Stockholder Approval, which was obtained in December 2022, and will expire on the fifth anniversary of the date on which the Private Warrants become exercisable. The Private Warrants contain standard adjustments to the exercise price including for stock splits, stock dividend, rights offerings and pro rata distributions, and include full ratchet anti-dilutive rights in the event the Company issues shares of Common Stock or Common Stock equivalents within fifteen months of the initial exercise date, with a value less than the then exercise price of such Private Warrants, subject to certain customary exceptions, and further subject to a minimum exercise price of $3.48 per share. The Private Warrants also include certain rights upon ‘fundamental transactions’ as described in the Private Warrants, including allowing the holders thereof to require that the Company re-purchase such Private Warrants at the Black Scholes Value of such securities.

NOTE 14 – WARRANTS

For the nine-month period ended September 30, 2023, no warrants were granted, and none expired. For the nine-month period ended September 30, 2023, 40,116 prefunded warrants and 1,795 granted warrants to purchase shares of common stock were exercised for a total purchase price of $1,622. See Note 13- Prefunded and Private Placement Warrants for further description.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant.

There was no compensation cost related to the warrants for the nine months ended September 30, 2023, and 2022, respectively.

The Company’s outstanding and exercisable warrants As of September 30, 2023, are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life In Years	Intrinsic Value
Warrants outstanding as of December 31, 2022	179,331	22.50	4.72	6,731
Warrants granted		-	-	-
Warrants forfeited, expired, cancelled		-	-	-
Warrants exercised	(1,795)	22.50	-	-
Warrants outstanding as of September 30, 2023	177,536	22.50	4.02	0
Warrants exercisable as of September 30, 2023	177,536	22.50	4.02	-

NOTE 15 – OPTIONS

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

For the nine-month period ended September 30, 2023, 603 options to purchase shares were granted, 140 options to purchase shares were forfeited and 2,319 options expired. For the nine-month period ended September 30, 2023, no options to purchase shares of common stock were exercised.

Total compensation cost related to stock options granted was $25,978 and $67,439 for the nine-months ended September 30, 2023, and 2022, respectively.

The following table represents stock option activity for the nine-month period ended September 30, 2023:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life in Years	Intrinsic Value
Options outstanding as of December 31, 2022	19,708	$66.00	3.92	$-
Options exercisable as of December 31, 2022	17,167	66.30	3.89	-
Options granted	603	6.08	4.51	59,976
Options forfeited	(140)	82.33	2.00	-
Options expired	(2,319)	89.88	0.08	-
Options exercised	-	-	-	-
Options outstanding As of September 30, 2023	17,852	66.10	3.95	112,073
Options exercisable As of September 30, 2023	17,252	62.43	2.99	52,097

NOTE 16 – CONTINGENCIES

Studebaker Defense Group, LLC

In July 2020, the Company’s wholly-owned subsidiary, IPS, entered into an agreement with Studebaker Defense Group, LLC (“Studebaker”) wherein IPS would pay Studebaker a down payment of $550,000 and Studebaker would deliver 180,000 boxes of nitrile gloves by August 14, 2020. IPS wired the $550,000 to Studebaker, but to date, Studebaker has not delivered the gloves or provided a refund of the deposit. In December 2020, we filed a complaint against Studebaker in Florida state court, Case No. 20-CA-010118 in the Circuit Court for the Thirteenth Judicial Circuit in Hillsborough County, for among other things, breach of contract. Studebaker did not answer the complaint, nor did counsel for Studebaker file an appearance. Accordingly, in February 2021, the Company filed for a default judgment; however, on March 22, 2021, counsel for Studebaker filed an appearance and shortly thereafter filed a motion totion vacate the default judgment and dismiss the complaint on jurisdictional grounds. The court granted Studebaker’s motion to set aside the default judgment but denied the motion to dismiss. The Company has filed several pretrial motions; the next step in the litigation after the pre-trial motions are resolved will be a motion for summary judgment. The Company believes it will prevail on the merits but cannot determine the timing of the judgment or the amount ultimately collected. At June 30, 2021, the $500,000 was recorded as Loss on Inventory Investment. The Company won this case but has not collected any settlement yet, another lawsuit has been filed to collect.

On April 13, 2023, a settlement was reached in the Studebaker Defense Group LLC. and IPS legal case. The court found in favor of IPS and ordered Studebaker Defense Group, LLC. to pay $550,000 IPS. The payments were to commence on May 1, 2023 and continue monthly in 17 installments until the full amount is paid in full but as of the filing date, no payment has been received by IPS.

Sandwave Group Dsn Bhd and Crecom Burj Group SDN BHD

In August 2020, IPS entered into an agreement with Sandwave Group Dsn Bhd (“Sandwave”), wherein IPS would pay Sandwave a down payment of $581,250 and Sandwave’s supplier, Crecom Burj Group SDN BHD (“Crecom”), would deliver 150,000 boxes of nitrile gloves within 45 days. IPS wired the $581,250 to Sandwave, which in turn wired the purchase price to Crecom, which Crecom accepted; however, to date, Crecom has not delivered the nitrile gloves. IPS demanded return of its $581,250 and Crecom acknowledged that IPS was entitled to a refund. As of February 2021, Crecom had not returned any funds and IPS filed a complaint against Crecom in Malaysia: Case No. WA-22NCC-55-02/2021 in the High Court of Malaysia at Kuala Lumpur in the Federal Territory, Malaysia for the Malaysian equivalent of breach of contract. On September 1, 2022 counsel for Crecom informed the court that Crecom had been wound up on August 23, 2022; under Section 471 of the Malaysian Companies Act 2016, the suit filed by IPS was stayed until leave of the court is obtained to proceed. Given this new information regarding Crecom the Company has decided at this time to stop its pursuit of this lawsuit until or unless additional information is obtained by counsel for IPS. At June 30, 2021, the $581,250 was recorded as Loss on Inventory Investment.

GSG PPE, LLC

On November 19, 2021, IPS filed a complaint against GSG PPE, LLC (“GSG”) and Gary Waxman (“Waxman”), the owner, alleging three counts of breach of contract for a purchase agreement, a promissory note, and a personal guaranty. Collectively, the company alleges that GSG and Waxman have materially breached all three contracts. In late 2020, GSG and IPS executed a valid initial contract setting the terms of a business transaction. GSG failed to pay IPS approximately 75% of the amount owed to IPS. GSG acknowledged it owed the money and executed a promissory note in favor of IPS in the amount of $630,000 which matured on September 30, 2021. The note provides for attorney fees and interest in addition to the $630,000. Waxman’s personal guaranty confirmed that GSG owed IPS $630,000. On September 30, 2021, the $630,000 was recorded as Bad Debt Expense. A settlement was entered into between the parties in June 2022, whereby GSG and Waxman agreed to pay $743,000 which included attorney fees and interest, which is required to be paid to the Company in monthly installments over 17 months. The Company received additional monthly installment payments as part of the agreement through January 2023. As of September 30, 2023, and through the date of this filing, the Company has not received  the monthly installment payments due to the Company from GSG since January of 2023.

NOTE 17 – SEGMENT REPORTING

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

The Company classifies its business interests into reportable segments which are:

●	Trxade, Inc. - Web based pharmaceutical marketplace platform – B2B sales
●	IPS - Integra Pharma, LLC - Licensed wholesaler of brand, generic and non-drug products – B2B sales
●	Superlatus – holds Sapientia’s intellectual property for advanced food extrusion technology and The Urgent Company – Manufacturer of ice cream that is animal product-free, vegan, lactose-free, and made with plants – B2B sales
●	Unallocated - Other – corporate overhead expense, discontinued operations and Bonum Health, LLC.

Nine months ended September 30, 2023	Trxade, Inc.	IPS	Superlatus	Unallocated	Total
Revenue	$4,663,756	$1,237,731	$-	$18,299	$5,919,786
Gross Profit	4,663,756	165,553	(756)	18,299	4,846,852
Segment Assets	-	-	18,029,077	3,624,766	21,653,843
Segment Profit (Loss)	1,570,796	(388,900)	(440,268)	(6,869,237)	(6,127,609)
Cost of Sales	-	1,072,178	756	-	1,072,934

Nine months ended September 30, 2022	Trxade, Inc.	IPS	Superlatus	Unallocated	Total
Revenue	$4,001,670	$3,949,772	$-	$42,363	$7,993,805
Gross Profit	4,001,670	(41,462)	-	42,363	4,002,571
Segment Assets	1,853,474	454,783	-	2,172,060	4,480,317
Segment Profit (Loss)	1,320,138	(493,203)	-	(3,433,774)	(2,606,839)
Cost of Sales	-	3,991,234	-	-	3,991,234

NOTE 18 – SUBSEQUENT EVENTS

Stock Swap Agreement

Upon conclusion of the Stock Swap Transaction and Merger (see Note 1), the remaining operations within TRxADE will only consist of legacy Superlatus operations. Management has determined that Superlatus will be the accounting acquirer in the merger based upon a detailed analysis of the relevant U.S. GAAP guidance and the facts and circumstances outlined above. Consequently, Superlatus will apply acquisition accounting to the assets and liabilities of TRxADE that are acquired or assumed upon the consummation of the merger. The historical financial statements of Superlatus for periods ended prior to the consummation of the merger will reflect only the operations and financial condition of Superlatus. Subsequent to the consummation of the merger, the financial statements of Superlatus will include the combined operations and financial condition of Superlatus and remaining TRxADE operations.

As a condition and inducement to Superlatus’s willingness to enter into the Merger Agreement, on June 28, 2023, Suren Ajjarapu and Prashant Patel (the “Principal Stockholders”) entered into an agreement with the Company (the “Stock Swap Agreement”), pursuant to which, the Company will transfer all of the shares or membership interest of a variety of operating subsidiaries currently owned by the Company to Principal Stockholders, in exchange for Suren Ajjarapu to surrender 85,000 shares of the common stock of the Company and Prashant Patel to surrender 81,666 shares of the common stock of the Company (the “Stock Swap Transaction”). The closing of the Stock Swap Transaction shall take place simultaneously with the approval by the Company’s stockholders of the conversion of the Series B preferred Stock into common stock. As of the date of this filing, the stockholders have not approved the conversion.

As discussed in Note 1 and Note 3, the closing conditions were not met and the Merger Agreement was amended on January 8, 2024.

Spero Asset Purchase Agreement

On October 4, 2023, the Company entered into an all-cash asset purchase agreement to acquire the assets of Spero Foods, Inc. for $500,000. As of the date of this filing, the Company is still working to complete the purchase.

Unregistered Sales of Equity Securities Hudson Global Ventures, LLC

On October 4, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Hudson Global Ventures, LLC (the “Purchaser”), pursuant to which the Company sold, in a private placement, (i) 290 shares of the Company’s Series C Convertible Preferred Stock (the “Series C Preferred Stock”), stated value $1,000 per share (the “Stated Value”), at a price of $1,000 per share, convertible into shares (the “Conversion Shares”) of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) and (ii) a warrant (the “Warrant”) to purchase up to 41,193 shares of Common Stock. As additional consideration for entering into the Purchase Agreement, the Company issued to the Purchaser an additional 40,000 shares of Common Stock to be delivered to the Purchaser at the closing (the “Commitment Shares,” together with the Series C Preferred Shares and the Warrant, the “Securities”). The offering resulted in gross proceeds to the company of $290,000.

Non-recourse funding agreement

On October 25, 2023, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third-party agreed to fund the Company $1,200,000 to purchase $1,728,000 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $60,000 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Recent Events. Summary of material transactions occurring during the three and nine months ended September 30, 2023.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2023, and 2022.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

The Company changed its name on June 1, 2021, from “Trxade Group, Inc” to “TRxADE HEALTH, INC.”. TRxADE HEALTH, INC. owns 100% of Trxade, Inc., Integra Pharma Solutions, LLC (formerly Pinnacle Tek, Inc.), Alliance Pharma Solutions, LLC, Community Specialty Pharmacy, LLC, Bonum Health, LLC, Superlatus, Inc. and The Urgent Company, Inc. Trxade, Inc. is a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

On September 27, 2023, the Company entered into an Asset Purchase Agreement (“APA”) with The Urgent Company, Inc. (“TUC”) and its wholly owned subsidiaries, pursuant to which, the Company was assigned certain inventory and property and equipment for consideration of a $3,150,000 promissory note. This acquisition is expected to enhance the Company’s production of sustainable food products and enable the expansion of market share.

On July 14, 2023, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Superlatus, Inc., a U.S.-based holding company of food products and distribution capabilities (“Superlatus”) and Foods Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”).

On July 31, 2023 (the “Closing Date”), the Company completed its acquisition of Superlatus in accordance with the terms and conditions of the Merger Agreement (the “Merger”), pursuant to which the Company acquired Superlatus by way of a merger of the Merge Sub with and into Superlatus, with Superlatus being a wholly owned subsidiary of the Company and the surviving entity in the Merger.

Under the terms of the Merger Agreement, at the closing of the Merger (the “Closing”), shareholders of Superlatus received in aggregate 136,441 shares of common stock of the Company, representing 19.9% of the total issued and outstanding common stock of the Company after the consummation of the Merger and 306,855 shares of Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”), with a conversion ratio of 100 to one. Upon consummation of the Merger, the Company will continue to trade under the current ticker symbol “MEDS.”

As a condition and inducement to Superlatus’ willingness to enter into the Merger Agreement, on June 28, 2023, Suren Ajjarapu and Prashant Patel (the “Principal Stockholders”) entered into an agreement with TRxADE (the “Stock Swap Agreement”), pursuant to which, TRxADE will transfer all of the shares or membership interest of a variety of operating subsidiaries currently own by TRxADE to Principal Stockholders, in exchange for Suran Ajjarapu to surrender 85,000 share of common stock of TRxADE and Prashant Patel to surrender 81,666 shares of the common stock of TRxADE (the “Stock Swap Transaction”). The closing of the Stock Swap Transaction shall take place simultaneously with the approval of TRxADE stockholders of the conversion of the Series B preferred Stock into common stock. The closing of the Stock Swap Transaction is subject to the simultaneous condition that the Merger is successfully closed. As of the date of this filing, TRxADE stockholders have not approved the conversion.

In connection with the Merger, on July 31, 2023, certain Superlatus shareholders as of immediately prior to the Merger, and certain directors and officers of TRxADE as of immediately prior to the Merger, entered into lock-up agreements with the Company, pursuant to which each such stockholder will be subject to a 360 day lockup on the sale or transfer of shares of common stock or securities nued into or exercisable for or exchangeable for common stock held by each such stockholder at the closing of the Merger (the “Lock-up Agreements”).

In connection with the Merger, effective one (1) business day immediately prior to the Closing Date (the “MEDS Rights Record Date”), the Company issued to the shareholders of the Company as of the MEDS Rights Record Date, including the independent directors who are entitled to certain amount of common stock of the Company in connection with their 2023 annual compensation and regardless of whether the common stock has been issued or vest before the MEDS Rights Records Date (collectively, the “MEDS Rights Shareholders”) a non-transferrable right to receive one share of common stock of the Company at no cost (the “MEDS Rights”), with seven (7) MEDS Rights issued per share of common stock of the Company held as of the MEDS Rights Record Date, conditioned upon their execution of a Registration Rights Agreement. Such issuances will be made in reliance on the exemption from registration pursuant to Section 3(a)(9) or Section 4(a)(2) of the Securities Act, Regulation D under the Securities Act promulgated thereunder, and corresponding provisions of state securities or “blue sky” laws. The MEDS Rights are not actionable or transferable until registration; provided they become transferable one year after the date of the Merger if no registration has occurred. As of the date of this filing, no shares of common stock were issued to MEDS Rights Shareholders.

On January 20, 2023, the Company entered into Membership Interest Purchase Agreements to sell 100% of the outstanding membership interests of Alliance Pharma Solutions, LLC and Community Specialty Pharmacy, LLC. The transactions closed on August 22, 2023.

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

As of September 30, 2023, the TRxADE platform increased its registered users by 870 or 6.17% compared to September 30, 2022. For the nine months ended September 30, 2023, new registrations were 196 compared to 296 for the same period in 2022. As of September 30, 2023, total registered users were approximately 14,900+ compared to 14,100+ at September 30, 2022.

The table below summarizes the key metrics that management evaluated in relation to the activity on the Trxade platform for the nine-month period ended September 30, 2023 compared to the same period in 2022:

Processed Sales Volume	19%
Total Revenue	21%
Registered Users	6%

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

Alliance Pharma Solutions, LLC

Alliance Pharma Solutions, LLC, a.k.a. DelivMeds, (“APS”) was established in 2018 as a digital option to traditional prescription delivery. APS is currently being rebranded and the digital technology continues to be developed. APS has generated no revenue and we continue to incur significant technology expenses. As discussed above, we entered into a Membership Purchase Agreement in January of 2023 to sell 100% of the outstanding membership interests of Alliance Pharma Solutions, LLC and Community Specialty Pharmacy, LLC. The sale closed on August 22, 2023. The financial results of APS and CSP are presented in discontinued operations on the Consolidated Balance Sheets and Consolidated Statements of Operations.

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

Superlatus, Inc.

On July 31, 2023, the Company merged with Superlatus, Inc. (see above), a U.S.-based holding company of food products and distribution capabilities. With its subsidiary, Sapientia, Inc. (“Sapientia”), a food tech business, Superlatus is a diversified food technology company with distribution capabilities and systems to optimize food security and population health via innovative Consumer Packaged Goods (“CPG”) products, agritech, foodtech, plant-based proteins and alt-proteins. Superlatus provides industry-leading processing and forming technologies that create high nutrition, high taste, and textured foods.

The Urgent Company, Inc.

The Urgent Company and its consumer brands focus on creating sustainable, animal-free products.

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

Liquidity and Capital Resources

Cash

Cash was $34,031 as of September 30, 2023, compared to $1,094,891 as of December 31, 2022. The decrease in cash was mainly due to the increased operating expenses as a result of the Merger and the TUC acquisition, partially offset by cash generated from increased revenues. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	September 30, 2023	December 31, 2022	Change	Percent Change
Cash	$34,031	$1,094,891	$(1,060,860)	(97)%
Current assets (excluding cash)	5,513,798	988,230	4,515,568	452%
Current liabilities (excluding short term debt)	3,862,289	1,980,124	1,882,165	95%
Short term debt (notes payable related party)	5,230,000	166,667	5,063,333	3,038%
Working capital	(3,544,460)	(53,670)	(3,490,790)	(6,504)%

Our principal sources of liquidity have historically been cash provided by operations, sales of equity, and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses, technology development, and acquisitions. We anticipate these uses will continue to be our principal sources of, and uses of, cash in the future.

The decrease in cash as of September 30, 2023, compared to December 31, 2022, was primarily due to increases in professional fees and accounting and legal expense of $525,479 and $215,409, respectively, from the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Increased expenses were mainly the result of the Merger and the TUC acquisition. Additionally, technology expense increased as a result of an increase in the primary vendor’s rates. The effect of these increases was partially offset by decreases in wage and salary expense as a result of the departure of two members of management during the nine months ended September 30, 2023.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses from October 2023 to September 2024	Amount
General and administrative (1)	$8,000,000
Total	$8,000,000

(1) Includes estimated wages and payroll, legal and accounting, marketing, rent and web development.

We will still require additional funding in the future to support our operations.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the following periods:

	Nine Months Ended September 30,			Percent
	2023	2022	Change	Change
Net loss from continuing operations	$(2,004,581)	$(1,983,743)	$(20,838)	(1)%
Net cash provided by (used in):
Net cash used in operating activities from continuing operations	(612,184)	(2,132,883)	1,520,699	73%
Net cash used in (provided by) operating activities from discontinued operations	(593,893)	(623,096)	29,203	5%
Operating Activities	(1,206,077)	(2,755,979)	1,549,902	56%

Net cash used in investing activities from continuing operations	5,546	(312,902)	318,448	(102)%
Net cash provided by investing activities from discontinued operations	68,737	-	68,737	100%
Investing Activities	74,283	(312,902)	387,185	124%

Net cash used in (provided by) financing activities from continuing operations	570,934	268,018	302,916	113%
Net cash used in financing activities from discontinued operations	(500,000)	-	(500,000)	100%
Financing Activities	70,934	268,018	(197,084)	(74)%
Net change in cash	$(1,060,860)	$(2,800,863)	$1,740,003	62%

Cash used in operations for the nine months ended September 30, 2023, was $(1,206,077), compared to cash used in operations for the nine months ended September 30, 2022, of $(2,755,979). The decrease in cash used in operations for the nine months ended September 30, 2023, compared to September 30, 2022, was mainly due to increased professional fees and accounting and legal expense for the comparable periods as a result of the Merger and the purchase of TUC, partially offset by decreased wage and salary expense due to the departure of two members of management during the nine months ended September 30, 2023.

Cash provided by investing activities for the nine months ended September 30, 2023, was $74,283 and cash used in investing activities was $(312,902) for the nine months ended September 30, 2022. The decrease in cash provided by investing activities is related to the discontinuation of SOSRx.

Cash provided by financing activities for the nine months ended September 30, 2023, was $70,934 compared to cash provided by financing activities for the nine months ended September 30, 2022, which was $268,018. The decrease was mainly due to a decrease in the net balance of the contingent funding liability.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended September 30, 2023, compared to Three Month Period Ended September 30, 2022

	Three Months Ended September 30,			Percentage
	2023	2022	Change	Change
Revenues	$2,058,028	$2,055,803	$2,225	0%
Cost of sales	353,450	683,375	(329,925)	(48)%
Gross profit	1,704,578	1,372,428	332,150	24%
Operating expenses:
Technology, research & development	410,612	238,577	172,035	72%
Wages and salary expense	698,030	849,371	(151,341)	(18)%
Accounting and legal	408,957	191,007	217,950	114%
Professional fees	418,294	82,710	335,584	406%
Other general and administrative (less stock-based compensation expense)	610,074	200,310	409,764	205%
Warrants and options expense	3,760	29,216	(25,456)	(87)%
Total operating expenses	2,549,727	1,591,191	958,536	60%
Change in fair value of warrant liability	925,320	-	925,320	100%
Interest, net	(251,778)	(121,711)	(130,067)	107%
Gain (loss) on disposal of asset	-	-	-	0%
Net loss from operations	$(171,607)	$(340,474)	$168,867	(50)%
Loss on discontinued operations	(3,353,507)	(188,268)	(3,165,239)	(1,681)%
Net loss attributable to TRxADE Health, Inc.	(3,525,114)	(503,003)	(3,022,111)	(601)%
Net loss attributable to non-controlling interests	-	(25,739)	25,739	100%

Our revenues for the three months ended September 30, 2023, were from the Trxade platform and Integra Pharma Solutions. Revenues increased by $2,225, compared to the same period ended September 30, 2022. Revenue generated by Trxade Inc from platform sales and Trxade Prime increase approximately 0% for the three months ended September 30, 2023 compared to the same period ended September 30, 2022.

For the three-month period ended September 30, 2023, cost of goods sold and gross profit were $353,450 and $1,704,578 respectively, and $683,375 and $1,372,428, respectively for the same period in 2022. Gross profit as a percentage of sales was 83% for the three months ended September 30, 2023, compared to 67% for the three months ended September 30, 2022.

Accounting and legal expenses increased $217,950 for the three months ended September 30, 2023 to $408,957 compared to $191,007 for the comparable period in 2022 and professional fees increased $335,584 to $418,294 compared to $82,710 for the comparable period in 2022. These increases were due to the Merger and purchase of TUC. General and administrative expenses (less stock-based compensation expense) increased $409,764 for the three months ended September 30, 2023, to $610,074 compared to $200,310 for the comparable period in 2022. The increase was mainly due to increased operations as a result of the Merger. Technology, research and development increased $172,035 for the three months ended September 30, 2023 to $410,612 compared to $238,577 for the comparable period in 2022. The increase was mainly due to increased billing rates from the primary vendor. These increases were partially offset by decreases in wages and salary expense as a result of the departure of two members of management as well as the effects of other cost-cutting efforts.

We had interest expense, net, of $251,778 for the three months ended September 30, 2023, compared to interest expense, net, of $121,711 for the three months ended September 30, 2022. The increase is due to the increase balance of the accounts receivable advances as a result of advances taken in 2023 and 2022.

We recognized a gain on the change in the fair value of the warrant liability of $925,320 for the three months ended September 30, 2023. As the warrants were issued in October 2022, no gain or loss was recognized during the three months ended September 30, 2022.

During the three months ended September 30, 2023, the Company generated a net loss from operations of $171,607 compared to a net loss from operations of $340,474 for the three months ended September 30, 2023. The increase in net loss is mainly driven by the increased operating costs as a result of the Merger, partially offset by an increase in gross profit.

Net loss from discontinued operations increased $3,165,239 to a net loss of $3,353,507 for the three months ended September 30, 2023, compared to a net loss from discontinued operations of $188,268 for the three months ended September 30, 2022.  The increase was due to the disposal of APS and CSP during the three months ended September 30, 2023.

Nine Month Period Ended September 30, 2023, compared to Three Month Period Ended September 30, 2022

	Nine Months Ended September 30,			Percentage
	2023	2022	Change	Change
Revenues	$5,919,786	$7,993,805	$(2,074,019)	(26)%
Cost of sales	1,072,934	3,991,234	(2,918,300)	(73)%
Gross profit	4,846,852	4,002,571	844,281	21%
Operating expenses:
Technology, research & development	1,010,374	690,875	319,499	46%
Wages and salary expense	2,077,362	2,949,386	(872,024)	(30)%
Accounting and legal	782,495	567,086	215,409	38%
Professional fees	782,286	256,807	525,479	205%
Other general and administrative (less stock-based compensation expense)	1,238,924	1,324,691	(85,767)	(6)%
Warrants and options expense	25,978	67,439	(41,461)	(61)%
Total operating expenses	5,917,419	5,856,284	61,135	1%
Change in fair value of warrant liability	(443,308)	-	(443,308)	(100)%
Interest, net	(490,706)	(132,230)	(358,476)	271%
Loss on disposal of asset	-	2,220	(2,220)	(100)%
Net loss from operations	$(2,004,581)	$(1,983,743)	$(20,838)	1%
Loss on discontinued operations	(4,123,028)	(623,096)	(3,499,932)	562%
Net loss attributable to TRxADE Health, Inc.	$(6,127,609)	(2,546,913)	(3,580,696)	(141)%
Net loss attributable to non-controlling interests	-	(59,926)	59,926	100%

Our revenues for the nine months ended September 30, 2023, were from the Trxade platform and Integra Pharma Solutions. Revenues decreased by $2,074,019 compared to the same period ended September 30, 2022. Trxade Inc revenue generated from platform sales and Trxade Prime decreased approximately 26% for the nine months ended September 30, 2023 compared to the same period ended September 30, 2022. The decrease in revenue for Trxade Prime is related to decreased sales, see “Company Overview - Integra Pharma Solutions”.

For the nine-month period ended September 30, 2023, cost of goods sold and gross profit were $1,072,934 and $4,846,852 respectively, and $3,991,234 and $4,002,571, respectively for the same period in 2022. Gross profit as a percentage of sales was 82% for the nine months ended September 30, 2023, compared to 50% for the nine months ended September 30, 2022.

Accounting and legal expenses increased $215,409 for the nine months ended September 30, 2023 to $782,495 compared to $567,086 for the comparable period in 2022 and professional fees increased $525,479 to $782,286 compared to $256,807 for the comparable period in 2022. These increases were due to the Merger and purchase of TUC. Technology, research and development increased $319,499 for the nine months ended September 30, 2023 to $1,010,374 compared to $690,875 for the comparable period in 2022. The increase was mainly due to increased billing rates from the primary vendor. These increases were partially offset by decreases in wages and salary expense as a result of the departure of two members of management.

We had interest expense, net of $490,706 for the nine months ended September 30, 2023, compared to interest expense of $132,230 for the nine months ended September 30, 2022. The reason for the increase was the increase in the balance of the contingent funding liability due to the accounts receivable advances taken in 2023 and 2022, off set by interest income from the GSG legal settlement (see discussion above under “Recent Events”).

During the nine months ended September 30, 2023, the Company recognized a loss the change in the fair value of warrants of $443,308. As the warrants were issued in October 2022, no gain or loss was recognized during the three months ended September 30, 2022.

Net loss from operations increased $20,838 to a net loss of $2,004,581 for the nine months ended September 30, 2023, compared to a net loss of $1,983,743 for the nine months ended September 30, 2022. The increase in net loss is mainly due to an increase in gross profit, partially offset but increases in spending related to the Merger and purchase of TUC.

Net loss from discontinued operations increased $3,499,932 to a net loss of $4,123,028 for the nine months ended September 30, 2023, compared to a net loss from discontinued operations of $623,096 for the nine months ended September 30, 2022.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mr Patel, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

As a result of the formative stage of our development, the Company has not fully implemented the necessary internal controls. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) were: (1) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of accounting principles generally accepted in the United States of America (“U.S. GAAP”) and SEC disclosure requirements; and (2) ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth above did not have an effect on the Company’s financial results reported herein. We are committed to improving our financial organization. As part of this commitment, we have increased our personnel resources and technical accounting expertise as we develop the internal and financial resources of the Company. In addition, the Company will prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of U.S. GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes.

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

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of September 30, 2023, the Company had an accumulated deficit of $21.5 million. We have limited financial resources, As of September 30, 2023, we had a working capital deficit of $3.5 million and a cash balance of approximately $34,000. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that our condensed financial statements are issued. The financial herein do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

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

The first three quarters of 2022 and the first three quarters of 2023 have seen significant increases in the costs of certain materials, products and shipping costs, as a result of availability constraints, supply chain disruption, increased demand, labor shortages associated with a fully employed US labor force, high inflation and other factors. Supply and demand fundamentals have been further aggravated by disruptions in global energy supply caused by multiple geopolitical events, including the ongoing conflict between Russia and Ukraine. Service, materials and shipping costs have also increased accordingly with general supply chain and inflation issues seen throughout the United States leading to increased operating costs. Recent supply chain constraints and inflationary pressures may continue to adversely impact our operating costs and may negatively impact our ability to procure and ship products in a timely and cost-effective manner, if at all, which could result in reduced margins and lack of products and, as a result, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Our common stock was approved for listing on The Nasdaq Capital Market under the symbol “MEDS”, in February 2020. On July 29, 2022, the Company received a letter from The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market. Nasdaq Listing Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain stockholders’ equity of at least $2,500,000. In the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, we reported stockholders’ equity of $1,356,578, which is below the minimum stockholders’ equity required for continued listing pursuant to Nasdaq Listing Rule 5550(b)(1) (the “Rule”). Nasdaq gave us until September 12, 2022 to submit to Nasdaq a plan to regain compliance, and we submitted a compliance plan prior to that deadline.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended September 30, 2023, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended September 30, 2023, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: January 16, 2024

By:	/s/ Prashant Patel
Prashant Patel
Interim Chief Financial Officer (Principal Accounting/Financial Officer)

Date: January 16, 2024

