Form 10-K
period 2023-12-31
TRxADE HEALTH, INC
filed 2024-04-22
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $11,457,013.

As of April 22, 2024, there were 1,406,348 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. The 2024 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

2

\

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) contains statements that constitute forward-looking statements which are subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These factors include those set forth below and those disclosed under “Risk Factors”, below. Forward-looking statements in this Annual Report may include, for example, statements about:

●	Risks related to our history of operating losses and that our operations may not become profitable;
●	Claims relating to alleged violations of intellectual property rights of others;
●	Technical problems with our websites;
●	Risks relating to implementing our acquisition strategies, and the risk that acquisitions will likely be dilutive to our stockholders and we may not realize the anticipated benefits of certain strategic transactions that we pursue or effect;
●	Our ability to manage our growth;
●	Negative effects on our operations associated with the opioid pain medication health crisis;
●	Regulatory and licensing requirement risks;
●	Risks related to changes in the U.S. healthcare environment;
●	The status of our information systems, facilities and distribution networks;
●	Risks associated with the operations of our more established competitors;
●	Regulatory changes;
●	Healthcare fraud;

●	Our ability to respond to general economic conditions, including financial market volatility and disruption, elevated levels of inflation, and declining economic conditions in the United States;
●	Changes in laws or regulations relating to our operations;
●	Privacy laws;
●	System errors;
●	Dependence on current management;
●	Our growth strategy; and
●	Other risks disclosed below under, and incorporated by reference in, “Risk Factors”.

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

Our logo and some of our trademarks and tradenames are used in this Report. This Report may also include trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

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

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. “Fiscal 2023” means the Fiscal year ended December 31, 2023, whereas “Fiscal 2022” means the year ended December 31, 2022.

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

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “NASDAQ: MEDS,” “SEC Filings” page of our website at www.trxadehealth.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Report. Our website addresses are www.trxadehealth.com and www.rxintegra.com. Information on our websites is not incorporated by reference into this Form 10-K. The information on, or that may be accessed through, our websites not incorporated by reference into this Report and should not be considered a part of this Report.

CORPORATE AND ORGANIZATIONAL HISTORY

Background of XCEL

Our Company was incorporated in Delaware on July 15, 2005, as “Bluebird Exploration Company” (“Bluebird”). Bluebird was originally formed to engage in the exploitation of mineral properties. In December 2008, Bluebird changed its name to “Xcellink International, Inc.” (“XCEL”), and subsequently announced that its business plan was being expanded to include the development and marketing of platform-independent customer-centric payment systems and methodologies. XCEL was unable to raise the funds necessary to implement its business strategy, and never generated any revenue. On January 9, 2014, Trxade Group, Inc., a then privately held Nevada corporation, merged with and into XCEL, and XCEL changed its name to “Trxade Group, Inc.” On June 1, 2021, the Company changed its name from “Trxade Group, Inc” to “TRxADE HEALTH, INC.”

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

Reverse Merger with Trxade

On September 26, 2008, Mark Fingarson, the former President, sole Director and controlling shareholder of XCEL, sold 80,000,000 shares of XCEL (prior to the Merger Reverse Split and Reverse Stock Splits (each discussed and defined below)). On November 22, 2013, Trxade Nevada acquired Mr. McIntyre’s controlling interest of 80,000,000 shares in XCEL pursuant to a Purchase and Sale Agreement dated November 7, 2013. At the time of the sale, XCEL had 104,160,000 shares of common stock issued and outstanding, including the 80,000,000 shares of stock acquired by Trxade Nevada (prior to the Merger Reverse Split and Reverse Stock Split(s) (each discussed and defined below)).

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

Recapitalization of Common Stock by a Reverse Split and Increase of Authorized Shares of Stock

We also reversed our issued and outstanding stock at the ratio of one for one thousand (1:1,000) shares effective upon the closing of the Merger (the “Merger Reverse Split”). In connection with the Merger Reverse Split, 104,160,000 outstanding shares of our common stock, including the 80,000,000 shares held by Trxade Nevada, were exchanged for 104,160 post-Merger Reverse Split shares of common stock. As a result of the Merger, Trxade Nevada stockholders holding 28,800,000 shares of common stock and 670,000 shares of Series A Preferred Stock converted their shares on a one-to-one basis into 28,800,000 shares of our common stock and 670,000 shares of our Series A Preferred Stock, for an aggregate total of 29,470,000 shares. Further, 100,000 shares of our common stock (on a post-Reverse Split basis and considering the Reverse Stock Split(s) (discussed below)) were issued following the Merger in connection with the conversion of our promissory notes. The 80,000,000 pre-Merger shares held by Trxade Nevada, which amounted to 13,334 shares (on a post-Reverse Split basis and taking into account the Reverse Stock Split(s)), reverted to treasury stock of the Company. Except as otherwise disclosed, the share amounts in the paragraph above have not been adjusted for the Merger Reverse Split or the Reverse Stock Split.

February 2020 Reverse Stock Split and NASDAQ Capital Market Listing

In February 2020, the Company effected a 1-for-6 reverse stock split of the then outstanding common stock in order to allow us to meet the initial listing criteria of The NASDAQ Capital Market.

Our common stock was approved for listing on The NASDAQ Capital Market under the symbol “MEDS”, on February 13, 2020.

June 2023 Reverse Stock Split.

In June 2023 the Company effected a 1-for-15 reverse stock split of its issued and outstanding common stock.

Subsidiaries

We own 100% of Trxade Inc. (a Florida corporation). Trxade Inc. was the subsidiary through which we previously operated a web-based market platform to enable commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services. On February 16, 2024, we entered into an asset purchase agreement with Trxade, Inc. and Micro Merchant Systems, Inc. (“MMS”), under which MMS purchased for cash substantially all of the assets of Trxade, Inc. in a transaction that closed on February 16, 2024.

We own 100% of Integra Pharma Solutions, LLC (formerly Pinnacle Tek, Inc., a Florida corporation) founded by Mr. Suren Ajjarapu, our CEO, in 2011 (“Integra”). Until the end of 2016, Integra served as our technology consultant provider, but we discontinued that line of business in 2016. Integra now serves as our logistics company for pharmaceutical distribution.

Former Subsidiaries

In February of 2022 we entered into an agreement with Exchange Health to own 51% of SOSRx, LLC a Delaware limited liability company. In December of 2022 management determined that the subsidiary did not generate significant revenue and the assets were 100% impaired. In February of 2023 we voluntarily withdrew from the agreement with Exchange Health.

We previously owned 100% of Community Specialty Pharmacy, LLC (“CSP”) and Alliance Pharma Solutions, LLC (d.b.a. DelivMeds) (“APS”). Our interests in CSP and APS were sold in September 2023 and have been included in discontinued operations.

As of December 31, 2023 we owned 100% of Superlatus, Inc. (“Superlatus”), and its wholly owned subsidiary Sapientia Technologies, LLC. Superlatus is a diversified food technology company with distribution capabilities and systems to optimize food security and population health via innovative Consumer Packaged Goods products, agritech, foodtech, plant-based proteins and alt-protein and includes, Sapientia, a food tech business. In March 2024 we divested our entire interest in Superlatus.

We previously owned 100% of The Urgent Company, Inc. (“The Urgent Company” or “TUC”), a retail and distribution provider of prepackaged, prepared foods. We divested our interest in The Urgent Company in connection with our divestiture of Superlatus.

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

We began operations as Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) in August of 2010 and spent over two years creating and enhancing our web-based services. The Company changed its name on June 1, 2021, from “Trxade Group, Inc” to “TRxADE HEALTH, INC.” Our services provided pricing transparency, purchasing capabilities and other value-added services on a single platform focused on serving the nation’s approximately 19,397 independent pharmacies with annual purchasing power of $67.1 billion (according to the National Community of Pharmacists Association’s 2021 Digest). Our national wholesale supply partners and manufacturers are able to fulfill orders on our platform in real-time and provide pharmacies and wholesale suppliers with cost-saving payment terms and next-day delivery capabilities in unrestrictive states. We expanded significantly since 2015 and served approximately 14,400+ registered members on our sales platform.

Our Principal Products and Services and their Markets

Trxade.com previously operated the Company’s web-based pharmaceutical marketplace engaged in promoting and enabling commerce among independent pharmacies, small chains, hospitals, clinics, and alternate dispensing sites with large pharmaceutical suppliers nationally. That marketplace had over 60 national and regional pharmaceutical suppliers providing over 120,000 branded and generic drugs, including over-the-counter drugs (OTCs), and drugs available for purchase by pharmacists. We served approximately 14,400+ registered members, providing access to Trxade’s proprietary pharmaceutical database and data analytics regarding medication pricing. We generated revenue from these services by charging a transaction fee to the seller of the products for sales conducted via the Trxade platform. The buyers do not bear the cost of transaction fees for the purchases that they make, nor do they pay a fee to join or register with our platform. In February 2024 we divested substantially all of our assets related to our web-based pharmaceutical marketplace previously operated through TRxADE, Inc. Substantially all of our revenues during Fiscal 2023, Fiscal 2022, and Fiscal 2021 were from platform revenue generated on www.rx.trxade.com, product sales through Integra Pharma Solutions, LLC, and prescription sales through Community Specialty Pharmacy, LLC.

Status of current products and services and business plans; Status of former business products and initiatives

We previously had a number of products and services focused on the US market in operation and business assets, which are described below. In addition, in 2024 we expect to explore other strategic transactions and acquisitions as a means to monetize and enhance the Company’s current assets and operations, which transactions may involve effecting acquisitions of new businesses in industries that differ from our legacy operations.

Integra Pharma Solutions, LLC. Integra is intended to serve as our logistics company for pharmaceutical distribution. We currently distribute through our manufacturer and strategic distribution partners prescription medication, medical devices and over the counter medication to over 1,600 pharmacies and medical clinics across 38 states.

Trxade Prime. Trxade Prime previously allowed pharmacy members on the Trxade platform to process, consolidate and ship purchase orders that are placed directly with Trxade suppliers via the Trxade Prime. This service was provided at no cost, with the goal of offering a single tool with one low order minimum, one invoice, one package and one delivery from multiple quality wholesalers and distributors. Revenue had been generated from this service through our Integra subsidiary, which provides the consolidation of the orders.

Bonum Health Application. The “Bonum Health app,” previously provided an overall healthcare experience comparable to a Primary Care practitioner, and an online portal as a personal electronic medical record and scheduling system was available on a subscription basis, primarily as a stand-alone telehealth software application that can be licensed on a business-to-business (B2B) model to clients as an employment health benefit for the clients’ employees. Revenue was generated from this service through our Bonum subsidiary.

Bonum+ Business to Business (B2B). Bonum+ previously bundled telehealth, a COVID-19 risk assessment tool and a Personal Protective Equipment (PPE) purchasing tool, through a secure mobile dashboard for corporate clients. The B2B platform eased pressure on employees who were required to report any relevant health issues daily, centralizing communication and contact tracing to deliver risk scores. This allowed employers to monitor employee COVID-19 risk profiles and streamlined the ordering of new PPE as needed. An integrated artificial intelligence (AI) tool offered health recommendations and connects employees with board certified physicians, as needed. No revenue was generated from this product.

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

Superlatus. As of December 31, 2023, Superlatus was a wholly owned subsidiary of the Company as a result of a merger transaction that closed in July 2023. Superlatus is a diversified food technology company with distribution capabilities and systems to optimize food security and population health via innovative Consumer Packaged Goods products, agritech, foodtech, plant-based proteins and alt-protein and includes wholly-owned subsidiary, Sapientia, Inc., a food tech business. Subsequent to December 31, 2023, the Company divested its entire interest in Superlatus.

The Pharmaceutical Industry

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

To fuel this change, insurance companies (Pharmacy Benefits Management (“PBM”) and private health payers) and the federal government have initiated lower medication reimbursement payments to healthcare providers. We believe that pharmacies face increasing pressure to source medications as inexpensively as possible and improve operational efficiency. Trxade Health aims to address these pricing concerns by providing independent, retail pharmacies with exceptional service and pricing on their most commonly used pharmaceuticals by partnering with strategic manufacturers and other authorized suppliers.

Competitive Business Conditions, Our Competitive Position in our Industry, and our Methods of Competition

We expect to face competition from large ADR distributors (including McKesson, Cardinal Health and AmerisourceBergen), other pharmaceutical distributors, buying groups, software products, and other start-up companies. Most of our competitors’ operations have substantially greater financial- and manufacturer-backed resources, longer operating histories, greater name recognition, and more established relationships in the industry.

Other Start-up Companies Which Provide Competitive Services

There are currently several smaller regional and national secondary distributors of pharmaceuticals such as (Anda Pharmaceutical, Masters Pharmaceutical etc)as well as other innovative trading platforms such as PharmaBid, RxCherrypick, PharmSaver, MatchRx and GenericBid, that allow pharmacies to buy from several suppliers. Integra differentiates itself from these distributors by providing our pharmacies with unique specialty, brand and generic pharmaceutical products that are in short supply and offered via limited distribution channels.

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

Pharmacies may be reluctant to buy pharmaceuticals on the internet due to the historical negativity and uncertainty with respect to the origin and purity of drugs purchased off the web. Trxade management believes that as we continue to develop our brand, our customer base, and our product offerings, we will gain the trust of the market and overcome the negativity associated with purchasing from multiple distributors outside of their primary vendor agreements.

One advantage that we believe we have over our competition is our ability to be flexible and fast moving in adjusting our business model to address the needs of our customer base.

Telehealth Providers

We previously anticipated facing competition in the telehealth industry (in connection with Bonum Health) from current and future health care companies in the telehealth market including, Teladoc Health, Inc., MDLive, Inc., American Well Corporation and Grand Rounds, Inc., among other smaller industry participants.

Sources and Availability of Raw Materials; Principal Suppliers

Because we are not a manufacturing company, we do not need any raw materials.

Dependence on One or More Major Customers

As of the date of this filing, we have approximately 1600 registered members and over 10 pharmaceutical suppliers as customers, with an estimated market potential of approximately 20,000+ independent pharmacies.

Intellectual Property

Although we believe that our name and brand are protected by applicable state common law trademark laws, we do not currently have any patents, concessions, licenses, royalty agreements, or franchises.

We believe that we have taken all necessary steps to protect our proprietary rights, but no assurance can be given that we will be able to successfully enforce or protect our rights in the event that they are infringed upon by a third party.

Need for Government Approval of Products and Services

We are required to hold state pharmaceutical business licenses and to follow applicable state and federal government regulations detailed herein.

Effect of Existing or Probable Government Regulations on the Business

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

Status as a Public Company

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates equals or exceeds $700 million as of the last business day of the preceding second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the last business day of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates equals or exceeds $700 million as of the last business day of that year’s second fiscal quarter.

Research and Development

Currently we do not have any product research and development efforts underway. In future we may opt to engage in further development of our logistics model depending on customer feedback.

Employees

Currently, we have approximately 8 full-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees and consultants to be satisfactory.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, many of which are beyond our control, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

●	We are currently unprofitable, have generated net losses, and we may incur losses in the future;
●	We may need additional financing in the future, which may not be available on favorable terms, if at all;
●	We may not be able to manage our future growth;
●	Risks relating to implementing our acquisition strategies, and the risk that acquisitions will likely be dilutive to our stockholders and we may not realize the anticipated benefits of certain strategic transactions that we pursue or effect;
●	Many of our competitors are better established and have resources significantly greater than ours;
●	We face risks associated with our operations within the pharmaceutical distribution market;
●	We are dependent on our current management;
●	We rely on third party contracts, which may not be renewed or may be terminated;
●	We may in the future face difficulties in sourcing products and inventory due to a variety of causes;
●	We have in the past, and may in the future, not be able to sell our inventory, at or above the price we acquired such inventory for, have in the past, and may in the future, be forced to write-down inventory and certain of our other assets which may have a material adverse effect on our balance sheet;
●	We have in the past, and may in the future, not receive products or receive refunds for deposited amounts and have experienced losses in connection with such deposits;
●	We may be subject to claims that we violated intellectual property rights of others, which are extremely costly to defend and could require us to pay significant damages and limit our ability to operate;
●	Our business and operations depend on the proper functioning of information systems, critical facilities and distribution networks and a disruption, cyber-attack, failure or destruction of such networks, systems, or technologies may disrupt our business or result in liability;
●	There may be losses or unauthorized access to or releases of confidential information, including personally identifiable information, that could subject the Company to significant reputational, financial, legal and operational consequences;
●	We face numerous risks, including risks associated with legal challenges, relationships with third parties and affiliated professionals, competition for services; new technologies, failure to develop widespread brand awareness and regulatory risks from the Office of Inspector General, U.S. Department of Health and Human Services (OIG) and the United States Department of Justice (DOJ) and state regulators around pharmaceutical distribution now and in the future.
●	Our certificate of incorporation limits the liability of our officers and directors and provides for indemnification rights, mandatory forum selection provisions and limits the ability of stockholders to call special meetings of stockholders;
●	We incur significant costs to ensure compliance with U.S. and NASDAQ Capital Market reporting and corporate governance requirements;
●	At various times we have not been in compliance with NASDAQ’s continued listing requirements, and may not be able to maintain the listing of our common stock on the NASDAQ Capital Market;
●	Regulatory changes that affect our distribution channels could harm our business;
●	Healthcare fraud laws are often vague and uncertain, exposing us to potential liability;
●	New and expanded laws or regulations could have a material adverse effect on our business operations, cash flows or future prospects;
●	The public health crisis involving the abuse of prescription opioid pain medication could have a material negative effect on our business operations and timely reporting to new state regulations.
●	Consolidation in the U.S. healthcare industry may negatively impact our results of operations;
●	We have identified material weaknesses in our internal control over financial reporting and controls and procedures;
●	There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our common stock may continue to be volatile;
●	Stockholders may experience dilution to future equity sales, the exercise or conversion of outstanding convertible securities or future transactions;
●	Our results of operations are subject to rising inflation, rising interest rates, governmental responses thereto and possible recessions caused thereby;
●	Our Chief Executive Officer and President are our two largest stockholders and, as a result, they can exert significant control over us and have actual or potential interests that may differ from yours;
●	Cyber security attacks and website problems;
●	There is substantial doubt regarding our ability to continue as a going concern; and
●	Claims, litigation, government investigations, and other proceedings that may adversely affect our business and results of operations.

Risk Factors

You should be aware that there are substantial risks for an investment in our common stock. You should carefully consider these risk factors before you decide to invest in our common stock. The reader should not consider this list to be a complete statement of all risks and uncertainties.

If any of the following risks were to occur, such as our business, financial condition, results of operations or other prospects, any of these could materially affect our likelihood of success. If that happens, the market price of our common stock, if any, could decline, and prospective investors would lose all or part of their investment in our common stock.

Risks Related to Our Liquidity and Business Operations and Plans

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

Revenues generated from our consolidated operations for the years ended December 31, 2023 and 2022 were $8,272,214 and $10,250,168, respectively.

We incurred a net loss of $13,720,546 for during the year ended December 31, 2023, compared to a net loss of $2,403,442 for the year ended December 31, 2022. We may incur other losses in the foreseeable future due to the significant costs associated with our business operations, including costs associated with maintaining industry regulatory and licensure compliance. We also incur significant compliance costs associated with maintaining SEC regulatory and financial reporting requirements; as well as costs to maintain minimum listing requirements of Nasdaq. We cannot assure you that our operations will annually generate sufficient revenues to fund our continuing operations or to fully implement our business plan, and thereafter sustain profitability in any future period.

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

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of December 31, 2023, the Company had an accumulated deficit of $33,245,940. We have limited financial resources, as of December 31, 2023, we had a working capital deficit of approximately $8,803,000 and a cash balance of approximately $152,000. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that our condensed financial statements are issued. The financial statements incorporated by reference herein do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

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

We have attempted to expand, and may further explore, the expansion of our business beyond our legacy healthcare and pharmacy focused business model, and those efforts may not prove successful.

We expect to attempt to broaden our current assets and operations through additional business combinations and acquisition transactions. Certain of these transactions may involve companies involved in industries that are outside and different from our legacy operations, which focused on the healthcare and pharmaceutical industries. For example, during the year ended December 31, 2023 we acquired Superlatus a diversified food technology company. These transactions, if successful, may result in a change of the Company’s focus, a change in the composition of its management, and otherwise result in the Company entering new businesses in which it does not have substantial prior experience. As a result, these transactions may not prove successful or may result potential negative effects that prevent us from realizing the benefits of such transaction and, in turn, have a material adverse impact on our stock price, financial condition, results of operations and liquidity.

It is likely that any efforts we may make to acquire a business will result in substantial additional dilution to our stockholders.

Our existing resources will likely be insufficient to support business operations for a significant period of time. Furthermore, with any business combination or acquisition in which we engage, we will likely issue shares of our common stock rather than paying cash for the business. Moreover, if we raise capital for any operations in the future or issue stock for a business combination or acquisition, such action will require the issuance of equity or debt securities which will likely result in substantial dilution to our existing stockholders. Although we will attempt to minimize the dilutive impact of any future business acquisition or capital-raising activities, we cannot offer any assurance that we will be able to do so.

Our acquisitions and investments in new businesses and new products, services, and technologies is inherently risky, and could disrupt our ongoing businesses.

We have invested and expect to continue to invest in new businesses, products, services, and technologies. Such endeavors may involve significant risks and uncertainties, including insufficient revenues from such investments to offset any new liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, distraction of management from current operations, and unidentified issues not discovered in our due diligence of such strategies and offerings that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results. To date we have taken losses and/or write-downs on several businesses, products, services, and technologies. For example:

a)	We had $725,973 of loss on impairment of goodwill for the fiscal year ended December 31, 2020, in connection with the acquisition of Community Specialty Pharmacy, LLC;

b)	We designed and invested resources into the “Bonum Health Hub”, a self-enclosed, free standing virtual examination room, which was launched by the Company’s wholly-owned Bonum Health, LLC, in November 2019 and was expected to be operational in April 2020; however, the Company does not anticipate installations moving forward, and took a write off of the hubs purchased at June 30, 2021 in the amount of $143,891, which was included under loss on inventory investments in the statement of operations for the year ended December 31, 2021;

c)	We also used resources and funding to create a Health Passport application during 2020 and 2021, which was planned to store a user’s health and vaccination status and allow confirmation thereof via a QR code; however, we did not generate any revenue from this product and the product was discontinued at the end of December 2021;

d)	We had $792,500 of loss on impairment of intangible assets related to our investment in the joint venture SOSRx, LLC formed in February of 2022. The subsidiary did not generate material revenue and in February of 2023 the Company voluntarily withdrew from the joint venture agreement. The asset impairment is reflected in the statement of operations for the year ended December 31, 2022 as impairment of intangible asset. Additionally, the Company contributed a cash investment of $275,000 in February of 2022 when the joint venture was formed, the Company did not recover this investment as part of the withdrawal settlement;

e)

We recorded a loss of $875,250 in connection with CSP Test Kits purchased for our Community Specialty Pharmacy that were later deemed inappropriate for distribution by the FDA. The inventory was written down and was recorded as loss on inventory investment in the statement of operations during the year ended December 31, 2022; and

d)	During the year ended December 31, 2023 we acquired Superlatus through a merger transaction, however, due to various complications with the post-closing integration we elected to divest Superlatus in March 2024.

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

For the foreseeable future, we intend to pursue an aggressive growth strategy for the expansion of our operations through increased product development and marketing (or acquisitions of business operations and assets outside of our legacy operations). Our ability to rapidly expand our operations will depend upon many factors, including our ability to work in a regulated environment, market value-added products effectively to independent pharmacies, establish and maintain strategic relationships with suppliers, and obtain adequate capital resources on acceptable terms. Any restrictions on our ability to expand may have a materially adverse effect on our business, results of operations, and financial condition. Accordingly, we may be unable to achieve our targets for sales growth, and our operations may not be successful or achieve anticipated operating results.

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

Future business combinations and acquisition transactions, if any, as well as recently closed business combinations and acquisition transactions, may not succeed in generating the intended benefits and may adversely affect our business.

Part of our growth strategy is to evaluate strategic acquisitions or relationships from time to time. The inability of our management to successfully integrate acquired businesses, assets or technologies, and any related diversion of management’s attention, could have a material adverse effect on our business, operating results and financial condition. Business combinations and other acquisition transactions may have a direct adverse effect on our financial condition, results of operations, liquidity or stock price. To complete acquisitions or other business combinations, we may have to use cash, issue new equity securities with dilutive effects on existing stockholders, take on new debt, assume contingent liabilities or amortize assets or expenses in a manner that might have a material adverse effect on our balance sheet, results of operations or liquidity. These and other potential negative effects of an acquisition transaction could prevent us from realizing the benefits of such transaction and have a material adverse impact on our stock price, financial condition, results of operations and liquidity.

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

On October 4, 2022 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional investor. The Purchase Agreement provided for the sale and issuance by the Company of an aggregate of: (i) 61,334 shares of the Company’s common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 40,116 shares of common stock and (iii) warrants (the “Private Placement Warrants”“) to purchase up to 177,537 shares of common stock.

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the Private Placement Warrants at the time that holders wish to exercise such warrants, they will be able to exercise them on a “cashless basis”. As a result, the number of shares of common stock that holders will receive upon exercise of the Private Placement Warrants will be fewer than it would have been had such holders exercised their Private Placement Warrants for cash. Pursuant to the terms of the Purchase Agreement, we filed a registration statement to register the shares of common stock issuable upon the exercise of the Private Placement Warrants (the “Private Placement Warrant Shares”). We have agreed to keep such registration statement effective at all times until the investor holds no Private Placement Warrants or Private Placement Warrant Shares issuable upon exercise thereof. However, we cannot assure you that we will be able to do so. If the Private Placement Warrants are exercised on a “cashless” basis, we will not receive any consideration from such exercises.

Provisions of the Private Placement Warrants and our outstanding Series C Preferred Stock could discourage an acquisition of us by a third party.

Certain provisions of the Private Placement Warrants and our outstanding Series C Preferred Stock could make it more difficult or expensive for a third party to acquire us. The securities prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the Private Placement Warrants and the Series C Preferred Stock. Further, the Private Placement Warrants provide that, in the event of certain transactions constituting “fundamental transactions,” with some exception, holders of such warrants will have the right, at their option, to require us to repurchase such warrants at a price described in such warrants. These and other provisions of the Private Placement Warrants could prevent or deter a third party from acquiring us even where the acquisition could be beneficial to you.

The Private Placement Warrants have certain anti-dilutive rights.

The Private Placement Warrants include full ratchet anti-dilutive rights in the event any shares of common stock or other equity or equity equivalent securities payable in common stock are granted, issued or sold (or the Company enters into any agreement to grant, issue or sell), or in accordance with the terms of the warrant agreement evidencing the Private Placement Warrants, are deemed to have granted, issued or sold, in each case, at a price less than the exercise price, which automatically decreases the exercise price of the Warrants upon the occurrence of such event, as described in greater detail in the warrant agreement, subject to a defined minimum exercise price. Such anti-dilution rights, if triggered, could result in a significant decrease in the exercise price of the Private Placement Warrants, which could result in significant dilution to existing shareholders.

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

The Private Placement Warrants are exercisable for up to 177,537 shares of common stock, provided that the Private Placement Warrants contain a provision limiting each holder’s ability to exercise the warrants if such exercise would cause the holder’s (or any affiliate of any such holder) holdings in the Company to exceed 4.99% of the Company’s issued and outstanding shares of common stock (which may be increased or decreased with 61 days prior written notice from the holder, to up to 9.99% of the Company’s issued and outstanding shares of common stock). The ownership limitation does not prevent such holder from exercising some of the warrants, selling those shares, and then exercising the rest of the warrants, while still staying below the 4.99% limit. In this way, the holder of the warrants could sell more than this limit while never actually holding more shares than this limit allows. If the holder of the warrants chooses to do this, it will cause substantial dilution to the then holders of our common stock.

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

To lawfully operate our businesses, we are required to obtain, and hold permits, product registrations, licenses and other regulatory approvals from, and to comply with operating and security standards of, numerous governmental bodies.. Failure to maintain or renew necessary permits, product registrations, licenses or approvals, or to comply with required standards, could have an adverse effect on our results of operations and financial condition. We are also required to comply with various state pricing gouging laws. Products that we source and distribute must also comply with regulatory requirements.

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

We expect to compete with large ADR distributors (such as McKesson, Cardinal Health and AmerisourceBergen), in addition to other pharmaceutical distributors, buying groups, software products, and various start-up drug companies. Many of these companies have substantially greater financial and manufacturer-backed resources, longer operating histories, greater name recognition and more established relationships in the industry than us. In addition, a number of these competitors may combine or form strategic partnerships. As a result, our competitors may establish a more favorable footing in the pharmaceutical industry with respect to pricing or other factors. Our failure to compete successfully with any of these companies would have a material adverse effect on our business and the trading price of our common stock.

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

Currently, we are aware of the competitiveness of the group of suppliers that participate within our industry and intend to price products accordingly. However, price is not the only factor that influences where retail pharmacies will obtain their product. Quality fulfillment services are also important, and retail pharmacies have historically received quality fulfillment services from the three major ADR distributors. In order to be more competitive, we must improve our customer service and fulfillment efforts, because the independent retail pharmacy has for years considered this element of the fulfillment process as important as price. Other factors influencing the pharmacies purchasing behavior in the future will be changes brought upon by the ACA, which regulates some aspects of pharmaceutical spending and pricing. Management believes that we should benefit substantially from our pricing and product knowledge that is offered by our platform.

Profitability may be further increased as a result of lower cost of goods, should the Company build stronger relationships with manufacturers and other larger buying groups that serve wholesalers and distributors. On a larger scale, those margins are expected to drop depending upon the breadth of products provided in the market and the sale turn rates required. We are currently undertaking a significant effort to increase our membership base through attendance at annual conferences and other strategies. We intend to expand our e-mail marketing strategy based on our competitive price advantages and unique distribution services.

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

We rely on third party contracts.

We depend on others to provide products and services to us. We do not manufacture pharmaceuticals and we do not sell pharmaceuticals to the end consumer. We do not control these wholesalers, suppliers and purchasers, and although our arrangements with them will be terminable or of limited length, a change may be difficult to implement. At this time, we have a working relationship with over 10 manufacturers and other suppliers. Although we believe that those entities are satisfied with their business relationship with Trxade, if our buying group pharmacies and several of our vendors decided no longer to do business with us, that vendor void would materially and adversely affect our competitiveness in the marketplace.

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

At times, we have to date experienced issues with the availability of certain products, resulting in product allocation and delivery delays, which has not to date, had a material adverse effect on our results of operations. We might also experience difficulties and delays in sourcing products and inventory due to a variety of causes in the future, such as: difficulties in complying with the legal requirements for export or import of pharmaceuticals or components; suppliers’ failures to satisfy production demand; manufacturing or supply problems such as inadequate resources; real or perceived quality issues; and advanced deposits which are at risk of return if product is not delivered. Difficulties in product manufacturing or access to raw materials could result in supplier production shutdowns, product shortages and other supply disruptions. Any of these risks might have a materially adverse impact on our business operations and our financial position or results of operations.

We have in the past, and may in the future, not be able to sell our inventory, at or above the price we acquired such inventory for, and have in the past, and may in the future, be forced to write-down inventory and certain of our other assets which may have a material adverse effect on our balance sheet.

Due to the supply and demand nature of our pharmaceutical business especially in connection with the rapidly changing regulations, and varying demand of certain medications the inventory of products we have acquired, or may acquire in the future, has been/may be, acquired at a cost higher than the price at which we may be able to resell such products. As a result, in the past we have, and in the future we may not be able to, make a profit on such sales and have in the past and may in the future, have to write down a significant portion of our inventory. During the years ended December 31, 2023 and 2022, write down to market value was $4,265,399 and $0 respectively. A significant write down of assets may have a material adverse effect on our balance sheet and results of operations.

We may not receive products or receive refunds for deposited amounts and may experience losses in connection with such deposits.

We might not receive products or the return of funds on deposits that have been provided. In the event we do not receive the return of our deposits (through litigation or otherwise), this will cause us financial harm and as a result the Company has taken a significant charge on our financial statements by taking a loss in the amount of such deposit amount. Additionally, in the future we may provide additional deposits for products which may be material, which deposits may not be refunded timely, if at all, and which products may not be delivered, or may be defective or unusable. Any significant losses of deposited funds could have a material adverse effect on our financial condition, results of operations and the value of our securities. In the past we (or our subsidiaries) have been involved in litigation with suppliers and disputes regarding deposits made with third parties, including litigation involving Studebaker Defense Group, LLC and Sandwave Group Dsn Bhd. These disputes previously resulted in the Company recording a loss on inventory investments.

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

We rely on our manufacturer, vendors and other third-party service providers’ information systems for a wide variety of critical operations, including to obtain, rapidly process, analyze and manage data to:

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

Our common stock was approved for listing on The NASDAQ Capital Market under the symbol “MEDS”, in February 2020. Notwithstanding such listing, there can be no assurance any broker will be interested in trading our stock. Therefore, it may be difficult to sell your shares of common stock if you desire or need to sell them. Our former underwriters are not obligated to make a market in our securities, and even if they do make a market, they can discontinue market-making at any time without notice. We cannot provide any assurance that an active and liquid trading market in our securities will develop or, if developed, that such a market will continue.

There is also no guarantee that we will be able to maintain our listing on The NASDAQ Capital Market for any period of time by perpetually satisfying NASDAQ’s continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from NASDAQ. At times, including during our 2023 fiscal year we have received deficiency notices from Nasdaq regarding our inability, at times, to comply with various of the on-going listing rules of NASDAQ’S (including stockholders’ equity requirements, publicly held share requirements, and timely filing requirements). In the past we have taken steps to attempt to regain compliance with these listing rules, however, in the future we may be unable to remain in compliance with NASDAQ’s continued listing requirements or remedy any deficiencies. If our common stock were to be delisted from NASDAQ it would likely reduce the liquidity of our common stock, and, among other things, may decrease the attractiveness of our common stock to the investment community, and make it more difficult for us to issue equity securities for capital raising purposes or for acquisitions.

We are currently prohibited from filing any new registration statements on Form S-3 and effective upon the date that our Annual Report on Form 10-K for the year ended December 31, 2022 is filed with the Commission, we will be prohibited from using our Shelf Form S-3 until at least December 2024.

Due to our failure to timely file a Quarterly Report on Form 10-Q, we are currently prohibited from using Form S-3 to register securities with the Commission. Separately, our ability to use our previously effective shelf Form S-3, is suspended until at least December 2024. As a result, we will be required to use Form S-1, a longer-form registration statement for future offerings, and are prohibited, until at least December 2024, from undertaking at-the-market offerings. Furthermore, in the event that the Pre-Funded Warrants have not been exercised in full by such date, the shares of common stock issuable upon exercise of the Pre-Funded Warrants will need to be registered on Form S-1 in order to continue to be registered under the Securities Act.

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

Risks Relating to Our Industry in General

A significant number of counties, municipalities and other plaintiffs, including a number of state attorney generals, have filed lawsuits against pharmaceutical manufacturers, pharmaceutical wholesale distributors, retail chains and others relating to the manufacturing, marketing or distribution of certain prescription medications. The defense and resolution of future lawsuits and events relating to these lawsuits could have a material adverse effect on our results of operations, financial condition, cash flows or liquidity or have adverse reputational or operational effects on our business. Other legislative, regulatory or industry measures related to the public health crisis involving the abuse of prescription opioid pain medication and the distribution of these medications could affect our business in ways that we may not be able to predict.

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

Maintaining effective internal control over financial reporting and effective disclosure controls and procedures are necessary for us to produce reliable financial statements. As reported under “Item 9A. Controls and Procedures”, as of December 31, 2023, our CEO and CFO have determined that our disclosure controls and procedures were not effective. Additionally, our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. As disclosed below under “Item 9A. Controls and Procedures”, based on reviews conducted by management, we have concluded that a material weakness exists and has existed since approximately 2014 in the Company’s internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weaknesses identified in our controls and procedures as of December 31, 2023, included the fact that (1) The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes. and (2) the Company does not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

Maintaining effective disclosure controls and procedures and effective internal control over financial reporting are necessary for us to produce reliable financial statements and the Company is committed to remediating its material weaknesses in such controls as promptly as possible.

Since Fiscal 2014 when the material weakness became effective, the Company has identified certain remediation actions and has implemented many efforts are not complete and remain in process. If we do not complete our remediation in a timely manner or if our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal controls and/or controls and procedures are discovered or occur in the future, it may materially adversely affect our ability to report our financial condition and results of operations in a timely and accurate manner and there will continue to be an increased risk of future misstatements. Although we regularly review and evaluate internal controls systems to allow management to report on the effectiveness of our internal controls over financial reporting and controls and procedures, we may discover additional weaknesses in our internal controls over financial reporting or disclosure controls and procedures. The next time we evaluate our internal controls over financial reporting and disclosure controls and procedures, if we identify one or more new material weaknesses or have been unable to timely remediate our existing material weaknesses, we would be unable to conclude that our internal controls over financial reporting or disclosure controls and procedures are effective. If we are unable in the future to conclude that our internal controls over financial reporting or our disclosure controls and procedures are effective, we may not be able to report our financial condition and results of operations in a timely and accurate manner, which could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares of common stock to decline. In addition, any potential future restatements could subject us to additional adverse consequences, including sanctions by the SEC, stockholder litigation and other adverse actions. Moreover, we may be the subject of further negative publicity focusing on such financial statement adjustments and resulting restatement and negative reactions from our stockholders, creditors or others with whom we do business. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition, cash flows and results of operations and could cause the market value of our shares of common stock to decline.

A significant amount of our revenues has historically been due to only a small number of customers and we depend on a small number of major wholesalers, and if we were to lose any of those customers or suppliers, our results of operations would be adversely affected.

During the years ended December 31, 2023 and 2022, no sales to any specific customer represented greater than 10% of revenue. In the event our customers do not pay us amounts owed, sales to such customers cease or we are unable to find new customers moving forward, it could have a materially adverse effect on our results of operations. We have a working relationship with over 25 wholesalers and the nation’s largest buying group. Although we believe those entities are satisfied with their business relationship with Trxade, if supply chain vendors decide to no longer to do business with Trxade, and we are unable to find additional entities to step into their shoes, the resulting supplier void would materially and adversely affect our competitiveness in the marketplace, and could cause a material adverse effect on our results of operations.

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

As of the date of this Report, we had outstanding various warrants, stock options and other securities that are exercisable into shares of our common stock:

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

We have not historically paid or declared any dividends on our common stock and do not expect to pay or declare cash dividends in the future on a regular basis, if at all.

Although we declared and paid a special cash dividend in March 2024 that dividend was paid as the result of a sale various business assets and not paid from cash generated in our operations, the Company has not historically paid or declared any dividends on our common stock or preferred stock. Any future dividends on common stock will be declared at the discretion of our Board of Directors and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate. As such, the return on your investment, if any, has historically been dependent solely on an increase, if any, in the market value of our common stock.

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

Mr. Suren Ajjarapu, our CEO, and Mr. Prashant Patel, our President, acting together, may be able to influence many matters requiring stockholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control, and could deprive our stockholders of an opportunity to receive a premium for their shares of common stock as part of a sale of our company and may affect the market price of our stock.

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

General Risk Factors

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

For all of the foregoing reasons and others set forth herein, an investment in our securities involves a high degree of risk.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

The Company has not adopted any formal cybersecurity risk management program or formal processes for assessing, identifying, and managing material risks from cybersecurity threats. The full board of directors has oversight responsibility for the Company’s overall risk management, including cybersecurity risk, and has not delegated oversight authority for cybersecurity risks to any committee. During the year ended December 31, 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

ITEM 2.	PROPERTIES

We do not own any real property. We entered into a lease for our current corporate office space at 2420 Brunello Trace, Lutz, Florida 33558 on November 8, 2021. The lease included a five-year term, beginning January 1, 2022, and ending December 31, 2026. The office space occupies approximately 9,850 square feet. Pursuant to the lease, the Company is responsible for water/sewer costs ($140 per month) and its proportionate share of the building’s operating expenses, including property taxes. We paid a security deposit of $38,500 in connection with our entry into the agreement, which was surrendered upon termination of the lease in November 2023.

We entered into a lease for Integra Pharma Solutions, LLC at 6308 Benjamin Road, Tampa, Florida 33634 for approximately $43,000 per year ($3,583 per month) under a five-year lease agreement, effective October 17, 2018, occupying approximately 6,300 square feet.

We entered into a lease for Superlatus Food Service Holding Company, LLC at 20 Sarine Road, Wurtsboro, New York 12790 for approximately $132,000 per year ($11,000 per month) under a three-year lease agreement, effective October 1, 2023. As a result of our divestiture of Superlatus in March 2024 we no longer have obligations related to this lease.

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

For a description of our material pending legal proceedings, please see “Note 16 – Contingencies”. to the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplemental Data.”

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

Common Stock and Preferred Stock Outstanding and Holders of Record

As of April 22, 2024, we had 1,406,348 shares of common stock outstanding, held by 52 stockholders of record, not including holders who hold their shares in street name, and also shares of Series C Preferred Stock issued or outstanding.

Dividend Policy

Although we paid a special cash dividend in the first quarter of 2024, we have not historically paid or declared any cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors have historically relied on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the three months ended December 31, 2023, and from the period from January 1, 2024, to the filing date of this report, that were not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

Issuer Purchases of Equity Securities

In May and December of 2021, the Company’s Board of Directors authorized the repurchase of up to $1 million of the currently outstanding shares of the Company’s common stock. Under the stock repurchase program, shares may be repurchased from time to time in the open market or through negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. Repurchases will be made at management’s discretion at prices management considers to be attractive and in the best interests of both the Company and its stockholders, subject to the availability of stock, general market conditions, the trading price of the stock, alternative uses for capital, and the Company’s financial performance. Any open market purchases will be conducted in accordance with the limitations set forth in Rule 10b-18 of Exchange Act and other applicable legal requirements. Repurchases may also be made under a Rule 10b5-1 plan. There was no time frame or expiration date for the repurchase program, and such program was to remain in place until a maximum of $1.0 million of the Company’s common stock had been repurchased or until such program was suspended or discontinued by the Board of Directors. During Fiscal 2023 the Company did not repurchase or any shares of the Company’s common stock under the repurchase program.

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

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Plan of Operations. Summary of the Company’s plan of operations for the next 12 months.

●	Sources of Revenue. Summary of the main sources of Company revenue during the reported periods.

●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2023, and 2022.

●	Liquidity and Capital Resources. An analysis of changes in our balance sheets and cash flows and discussion of our financial condition.

●	Critical Accounting Policies and Estimates. Accounting policies and estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

●	Recently Issued Accounting Standards. A summary of recently issued accounting standards affecting the Company, if any.

Plan of Operations

We had a working capital deficit of $8,803,293 as of December 31, 2023, compared to working capital deficit of $53,668 as of December 31, 2022. The decrease in working capital of $8,749,625 is related to decreases in cash and increases in liabilities. Below are reasons for the decrease in working capital.

●	Cash decreased approximately $943,000 from December 31, 2022 to December 31, 2023. The reasons for the decrease are as follows:

○	$250,000 repayments of debt, net of new debt issuances; and
○	$733,694 paid for interest expense related to the sale of future accounts receivable.

●	Increases in current liabilities of approximately $9,409,564 from December 31, 2022 to December 31, 2023 were driven by the following main factors:

○	$1,554,070 increase in accounts payable balance as of December 31, 2023 compared to the comparable period;
○	$1,138,310 increase in the balance due on the sale of future accounts receivable as of December 31, 2023 compared to the comparable period;
○	$6,363,333 increase in the current portion of notes payable balance; and a
○	$350,000 increase in purchase price payable balance as of December 31, 2023 compared to the comparable period.

With our current cash on hand, expected revenues, and based on our current average monthly expenses, we anticipate the need for additional funding in order to continue our operations at their current levels, and to pay the costs associated with being a public company, for the next 12 months. We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue development of the information technology used in the Company subsidiaries. As our business continues to grow, customer feedback will be integral in making small adjustments to improve the product and overall customer experience. We will require additional funding, we may seek to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Sources of Revenue

During 2023 we had four main revenue streams:

(1) Trxade, Inc., our wholly-owned subsidiary, provides an online web-based buying and selling platform for licensed pharmaceutical wholesalers (“Suppliers”) to sell products and services to licensed pharmacies (“Customers”). The Company charges Suppliers a transaction fee, a percentage of the purchase price of the prescription drugs and other products sold through its website service. The Company holds no inventory and assumes no responsibility for the shipment or delivery of any products or services from our website. The Company considers itself an agent for this revenue stream and as such, reports revenue as net. Subsequent to December 31, 2023, we divested substantially all of our assets previously owned and operated by Trxade, Inc.

(2) Integra Pharma Solutions, LLC, our wholly-owned subsidiary, is a licensed wholesaler of brand, generic and non-drug products to Customers. The Company takes orders for products, creates invoices for each order and recognizes revenue at the time the Customer receives the product. Customer returns, to date, have not been material.

(3) Community Specialty Pharmacy, LLC, our wholly-owned subsidiary, is a licensed retail pharmacy. The Company fills prescriptions for drugs written by a doctor and recognizes revenue at the time the patient confirms delivery of the prescription. Customer returns, to date, have not been material. In August 2023 we sold our entire interest in Community Specialty Pharmacy, LLC.

(4) The Urgent Company, Inc., our wholly-owned subsidiary, is a retail and distribution provider of prepackaged, prepared foods. Subsequent to December 31, 2023, we divested our interest in The Urgent Company, LLC.

Results of Operations

For the Year Ended December 31, 2023, compared to the Year Ended December 31, 2022

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

	Fiscal Year Ended December 31,			Percentage
	2023	2022	Change	Change
Revenues	$8,272,214	$10,250,168	(1,977,954)	(19.3%)
Cost of sales	5,673,957	4,730,897	943,060	19.9%
Gross profit	2,598,257	5,519,271	(2,921,014)	(52.9%)
Operating expenses:
Loss on inventory investment	-	875,250	(875,250)	(100%)
Technology, research & development	1,376,908	993,185	383,723	38.6%
Wages and salary	2,698,178	3,581,089	(882,911)	(24.7%)
Accounting and legal	1,534,377	829,751	704,626	84.9%
Professional fees	1,466,567	466,735	999,832	214.2%
Other general and administrative (less stock-based compensation expense)	2,498,123	1,355,946	1,142,177	84.2%
Warrants and options expense	287,510	333,284	(45,774)	(13.7%)
Total operating expenses	9,861,663	8,435,240	1,426,423	16.9%
Change in fair value of warrant liability	(148,420)	825,544	(973,964)	(118.0%)
Interest, net	(1,194,148)	(315,217)	(878,931)	278.8%
Goodwill impairment	(5,129,115)	-	(5,129,115)	(100.0%)
Gain on disposal of asset	-	2,200	(2,200)	(100.0%)
Other income	14,543	-	14,543	100.0%
Net loss from operations	$(13,720,546)	$(2,403,442)	$(11,317,104)	470.9%
Loss on discontinued operations	(4,123,028)	(1,506,426)	(2,616,602)	173.7%
Net loss attributable to TRxADE Health, Inc.	(17,843,574)	(3,472,099)	(14,371,475)	413.9%
Net loss attributable to non-controlling interests	-	(437,769)	437,769	(100.0%)

Operations

Our revenues during the years ended December 31, 2023, and 2022 were mainly from the Trxade Inc. platform, Integra Pharma Solutions, and The Urgent Company. Revenues decreased $1,977,954 for fiscal year 2023, compared to the prior year’s revenue of $10,250,168. Trxade, Inc., revenue increased by $852,933 or 16% to $6,200,334, compared to $5,347,401, for the years ended December 31, 2023, and 2022, which is attributable to a 16% increase in sales volume on the platform in 2023. Integra Pharma Solutions’ revenue decreased by $3,390,237, or 71%, which is attributable to decreased sales volume and pricing changes. The Trxade, Inc. platform is a secondary marketplace for pharmaceuticals and medical supplies with consistent growth year over year.

Cost of sales was $5,673,957 and gross profit was $2,598,257, for the year ended December 31, 2023, compared to $4,730,897 and $5,519,271, respectively, for the year ended December 31, 2022. The increase in cost of sales is attributed to the inventory costs and inventory write-downs associated with The Urgent Company.

Gross profit as a percentage of sales was 31.4% for the year ended December 31, 2023, compared to 53.8% for the year ended December 31, 2022. The reason for the decrease in gross profit as a percentage of sales was a result of increased inventory and cost of sales associated with The Urgent Company.

Technology, research and development expenditures increased to $1,376,908 for the year ended December 31, 2023, compared to $993,185 for the year ended December 31, 2022, as the Company continued to develop apps for customers and make improvements to our platform technology.

Professional fees increased for the year ended December 31, 2023 by $999,832 to $1,466,567 compared to $466,735 for the year ended December 31, 2022. The increase in professional fees for the year ended December 31, 2023 related to the merger with Superlatus and purchase of The Urgent Company.

General and administrative expenses (less stock-based compensation expense) increased for the year ended December 31, 2023 to $2,498,123 compared to $1,355,946 for the year ended December 31, 2022. The increase is largely driven by amortization expense related to intangible assets acquired through the Sapientia Technologies acquisition.

Total stock-based compensation expense decreased by 13.7% or $45,774 to $287,510 from $333,284 for the year ended December 31, 2023, compared to the prior year’s period. The decrease was due to less common stock issued for services during the year ended December 31, 2023 compared to the year ended December 31, 2022.

The Company recognized a loss on inventory investment of $875,520 for the year ended December 31, 2022, in connection with COVID-19 test kits that were purchased and could not be resold due to issues with the FDA.

The Company had interest expense, net, of $1,194,148 for the year ended December 31, 2023, compared to interest expense of $315,217 for the year ended December 31, 2022. The increased interest expense is driven by the increases in the contingent funding liability due to additional accounts receivable advances during the year ended December 31, 2023.

During the year ended December 31, 2023, the Company recognized a loss from the change in the fair value of warrants of $148,420. During the year ended December 31, 2022, the Company recognized a gain from the change in the fair value of warrants of $825,544.

The Company recognized a goodwill impairment loss of $5,129,115 for the year ended December 31, 2023. The goodwill resulted from the acquisition of Superlatus and was subsequently determined to be impaired based on the facts and circumstances surrounding the sale of Superlatus on March 5, 2024.

Net loss from operations increased $11,317,104 to a net loss of $13,720,546 for the year ended December 31, 2023, compared to a net loss of $2,403,442 for the year ended December 31, 2022. The increase in net loss is mainly due to the write-down of inventory due to spoilage, increases in spending related to the merger transaction with Superlatus and purchase of TUC and goodwill impairment charges.

Net loss from discontinued operations increased $2,616,602 to a net loss of $4,123,028 for the year ended December 31, 2023, compared to a net loss from discontinued operations of $1,506,426 for the year ended December 31, 2022.

Liquidity and Capital Resources

Cash and Cash Equivalents

Cash and cash equivalents were $151,908 as of December 31, 2023. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, proceeds from potential asset divestitures or strategic transactions, borrowings, and any additional funds raised through sales of debt and/or equity.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	December 31, 2023	December 31, 2022
Cash	$151,908	$1,094,894
Current assets (excluding cash)	2,601,154	998,229
Current liabilities (excluding short term debt)	5,026,355	1,980,124
Short term debt	6,530,000	166,667
Working deficit	(8,803,293)	(53,668)

Our principal sources of liquidity during the years ended December 31, 2023 and 2022 have been cash provided by operations (internal source). During the year ended December 31, 2023, sales of future receivables provided a principal source of liquidity. During the year ended December 31, 2022, equity capital and borrowings under various debt arrangements (external source) and a stock placement deal of 920,000 shares. Our principal uses of cash have been for operating expenses and research and development of our newer business units. We anticipate these uses will continue to be our principal uses of cash in the future in addition to any necessary business acquisitions. We currently do not have any material unused sources of liquid assets.

Cash decreased by $942,986 and other current assets increased by $1,602,925. The decrease in cash was primarily due to interest expense associated with the sale of future receivables and net repayments of debt as well as the professional fees and accounting and legal expenses associated with the merger with Superlatus and the acquisition of The Urgent Company. The increase in other current assets was primarily due to a note receivable and other receivables from the sale of APS and CSP.

Current liabilities (excluding short term debt) increased by $3,046,231 from $1,980,124 to $5,026,355 for the year ended December 31, 2023. The increase is primarily due to an increase in accounts payable and contingent funding liabilities from the sale of future receivables.

Liquidity Outlook cash explanation

Cash Requirements

Our primary objectives for 2024 are to continue the development and operational expansion of Integra Pharma Solutions and to explore strategic transactions, relationships or acquisitions to grow or operations whether in our legacy industry or outside of that general industry. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses for 2024	Amount
General and administrative (1)	$4,800,000
Total	$4,800,000

(1)	Includes wages and payroll, legal and accounting, marketing, rent and technology development.

We may require additional funding in the future to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue using the same marketing and management strategies to promote our Integra Pharma Solutions assets and operations, exploring strategic transactions involving our corporate assets, while also seeking to expand our operations organically or through acquisitions, as funding and opportunities arise. As our business continues to grow, customer feedback will be integral in making small adjustments to improve our products and overall customer experience. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

We believe that we have adequate cash to implement our plan to operate a business-to-business web-based marketplace focused on the United States pharmaceutical industry. Our core service is designed to bring the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2023, and 2022:

	December 31, 2023	December 31, 2022	Change	Percent Change
Net loss from continuing operations	$(13,720,546)	$(2,403,442)	$(11,317,104)	470.9%
Net cash provided by (used in):
Net cash (used in) operating activities from continuing operations	(1,592,424)	(199,020)	(1,393,404)	700.1%
Net cash (used in) operating activities from discontinued operations	(481,177)	(1,365,648)	884,471	(64.8%)
Operating activities	(2,073,601)	(1,564,668)	(508,933)	32.5%
Net cash (used in) investing activities from continuing operations	(344,454)	(427,845)	83,391	(19.5%)
Net cash provided by (used in) investing activities from discontinued operations	68,737	-	68,737	100.0%
Investing activities	(275,717)	(427,845)	152,128	(35.6%)
Net cash provided by (used in) financing activities from continuing operations	1,906,332	(35,171)	1,941,503	(5,520.2%)
Net cash provided by (used in) financing activities from discontinued operations	(500,000)	-	(500,000)	100.0%
Financing activities	1,406,332	(35,171)	1,441,503	(4,098.6%)
Net change in cash	$(942,986)	$(2,027,684)	$1,084,698	(53.5%)

Cash used in operations for the fiscal year ended December 31, 2023 was $2,073,601. This compared to $1,564,668 of cash used in operating activities for the fiscal year ended December 31, 2022. The increase in cash used in operations was mainly due to increased professional fees and accounting and legal expense for the comparable period as a result of the merger with Superlatus and the purchase of The Urgent Company, partially offset by decreased wages and salary expense due to the departure of two members of management during 2023.

Cash used in investing activities for the year ended December 31, 2023 was $275,717. This compared to $427,845 of cash used in investing activities for the year ended December 31, 2022. In 2023, the net cash used mainly related to net cash exchanged in acquisition and disposals. During the year ended December 31, 2022, the cash was used for an investment in capitalized software for Delivmeds.

Cash provided by financing activities for the year ended December 31, 2023 was $1,406,332 and cash used in financing activities for the year ended December 31, 2022, was $35,171. The increase was mainly due to proceeds from the sale of future receivables.

Known Contractual and Other Obligations & Commitments

In addition to our long-term debt obligations to our various lenders, we have certain other known contractual working capital obligations, including contractual purchase obligations related to various supply contracts, lease obligations, and other liabilities.

The following table summarizes our contractual obligations as of December 31, 2023:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	651,528	187,935	356,634	106,959	-
Total Contractual obligations	$651,528	187,935	356,634	106,959	-

Off-Balance Sheet Arrangements

We had no outstanding off-balance sheet arrangements as of December 31, 2023.

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

Reserve methodologies are assessed annually based on historical losses and economic, business and market trends. In addition, reserves are reviewed quarterly and updated if unusual circumstances or trends are present. We believe the reserves maintained and expenses recorded during the year ended December 31, 2023 are appropriate and consistent in the context of historical methodologies employed, as well as assessment of trends currently available.

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

TABLE OF CONTENTS TO FINANCIAL STATEMENTS

Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of TRxADE HEALTH Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TRxADE Health, Inc. (the Company) as of December 31, 2023, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Emphasis of a matter – Going concern

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Fair value of acquired intangible assets

Description of the matter

As discussed in Note 1 and Note 3 to the consolidated financial statements, on July 31, 2023, the Company acquired Superlatus, Inc. in a transaction accounted for as a business combination. As a result of the transaction, the Company recognized acquired technology associated with the generation of future income. The acquisition-date fair value of the acquired technology was $9.8 million.

We identified the evaluation of the acquisition-date fair value of the acquired technology as a critical audit matter. A high degree of subjective auditor judgment was required to evaluate the key assumptions within the discounted cash flows model used to estimate the acquisition-date fair value of the acquired technology, specifically the revenue growth rate, margin, and discount rate. There was limited observable market information related to these assumptions and the estimated acquisition-date fair value of the acquired technology was sensitive to minor changes in such assumptions.

How We Addressed the Matter in our Audit

The following are the primary procedures we performed to address this critical audit matter.

●	We evaluated the Company’s revenue growth rate and margin assumptions by comparing them to the pre-acquisition budget and the Company’s historical financial results.

●	We evaluated the discount rate used by comparing it to a discount rate that was developed using publicly available market data for comparable entities.

●	We compared the revenue growth rate, margin, to those of comparable entities

●	We validated the mathematical accuracy of the management’s calculations.

Impairment of Goodwill

Description of the Matter

As reflected in the Company’s consolidated financial statements at December 31, 2023, the Company impaired all goodwill as of December 31, 2023. As disclosed in Notes 1 to the consolidated financial statements, goodwill is tested for impairment at least annually or more frequently if indicators of impairment require the performance of an interim impairment assessment. As a result of these assessments, management concluded that there was an impairment to goodwill for the year ended December 31, 2023, in the amount of $5.1 million.

Auditing management’s impairment tests of goodwill is complex and highly judgmental due to the significant measurement uncertainty in determining the fair values of the reporting units. In particular, the fair value estimates of the reporting units were sensitive to changes in significant assumptions such as discount rates, revenue growth rates, operating margins, estimated spending on capital expenditures, terminal growth rates, and comparable company specific information. These assumptions are affected by current and expected future market or economic conditions.

How We Addressed the Matter in our Audit

Our audit procedures related to the selection of the discount rates used and forecasts of future net sales, operating margins, operating expenses, and other market and economic data of the reporting units, involved:

●	Obtaining an understanding of the Company’s process and related controls to evaluate goodwill for impairment.

●	Evaluating the reasonableness of managements forecasts of future net sales, operating margins, and operating expenses by comparing the forecasts to historical results, marketing plans relevant economic factors, and other comparable company and industry information.

/s/ CM3 Advisory

We have served as the Company’s auditor since 2023

San Diego, California

April 22, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

TRxADE HEALTH, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of TRxADE HEALTH, INC. (the “Company”) as of December 31, 2022, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor from 2013 to 2023.

Houston, Texas

March 27, 2023

TRxADE HEALTH, INC.

Consolidated Balance Sheets

December 31, 2023 and 2022

	December 31,	December 31,
	2023	2022
Assets
Current Assets
Cash	$151,908	$1,094,894
Accounts receivable, net	821,804	629,921
Inventory	968	65,523
Prepaid assets	107,774	104,461
Notes receivable	1,300,000	-
Other receivables	370,608	-
Current assets of discontinued operations	-	198,324
Total Current Assets	2,753,062	2,093,123

Property, plant and equipment, net	277,009	65,214
Intangible assets and capitalized software, net	8,962,688	-
Security deposits	10,531	49,029
Operating lease right-of-use assets	529,623	1,051,815
Noncurrent assets of discontinued operations	-	450,845
Total Assets	$12,532,913	$3,710,026

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	2,082,054	527,984
Accrued liabilities	400,987	271,230
Other current liabilities	70,310	67,517
Contingent funding liabilities	1,246,346	108,036
Lease liabilities – current portion	139,705	196,872
Notes payable – current portion	6,530,000	166,667
Warrant liability	736,953	588,533
Purchase price payable	350,000	-
Current liabilities of discontinued operations	-	219,952
Total Current liabilities	11,556,355	2,146,791

Long Term Liabilities
Lease liabilities – net of current portion	409,205	887,035
Notes payable	25,000	333,333

Total Liabilities	11,990,560	3,367,159

Stockholders’ Equity

Series A preferred stock, $0.00001 par value; 9,211,246 shares authorized; none issued and outstanding as of December 31, 2023 and December 31, 2022	-	-
Series B preferred stock, $0.00001 par value; 787,754 shares authorized; 15,759 outstanding as of December 31, 2023, and none as December 31, 2022	-	-
Series C preferred stock, $0.00001 par value; 1,000 shares authorized; 290 issued and outstanding as of December 31, 2023, and none as of December 31, 2022	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 905,008, and 626,247 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	9	6
Additional paid-in capital	33,788,284	20,482,666
Retained deficit	(33,245,940)	(19,719,536)
Total TRxADE Health, Inc stockholders’ equity	542,353	763,136
Non-controlling interest in subsidiary	-	(420,269)
Total stockholders’ equity	542,353	342,867

Total Liabilities and Stockholders’ Equity	$12,532,913	$3,710,026

The accompanying notes are an integral part of the consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Operations

Years Ended December 31, 2023 and 2022

	Years Ended December 31,
	2023	2022

Revenues	$8,272,214	$10,250,168
Cost of sales	5,673,957	4,730,897
Gross Profit	2,598,257	5,519,271

Operating Expenses:
Loss on inventory investment	-	875,250
Wage and salary expense	2,698,178	3,581,089
Professional fees	1,466,567	466,735
Accounting and legal expense	1,534,377	829,751
Technology expense	1,376,908	993,185
General and administrative	2,785,633	1,689,230
Total operating expenses	9,861,663	8,435,240
Operating Loss	(7,263,406)	(2,915,969)

Nonoperating Income (Expense)
Change in fair value of warrant liability	(148,420)	825,544
Interest income	4,198	20,989
Goodwill impairment	(5,129,115)	-
Gain on disposal of asset	-	2,200
Other income	14,543	-
Interest expense	(1,198,346)	(336,206)
Total nonoperating income (expense)	(6,457,140)	512,527
Net loss from continuing operations	(13,720,546)	(2,403,442)

Net loss on discontinued operations	(4,123,028)	(1,506,426)
Net Loss	(17,843,574)	(3,909,868)

Net loss attributable to TRxADE Health, Inc.	(17,843,574)	(3,472,099)
Net loss attributable to non-controlling interests	-	(437,769)
Net loss per common share from continuing operations
Basic	$(17.96)	$(3.48)
Diluted	$(5.76)	$(3.47)
Net loss per common share from discontinued operations
Basic	$(5.40)	$(2.67)
Diluted	$(1.73)	$(2.66)
Net loss attributable to common stockholders
Basic	$(23.35)	$(6.15)
Diluted	$(7.49)	$(6.13)
Weighted average common shares outstanding
Basic	764,058	564,862
Diluted	2,381,443	566,609

The accompanying notes are an integral part of the consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2023 and 2022

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional		Non-Controlling	Total
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Paid-in Capital	Accumulated Deficit	Interest in Subsidiary	Stockholders’ Equity
Balance at December 31, 2021	-	$-	-	$-	544,430	$5	$20,017,605	$(16,247,437)	$-	$3,770,173
Capital Contributions	-	-	-	-	-	-	-	-	792,500	792,500
Capital Distribution	-	-	-	-	-	-	-	-	(775,000)	(775,000)
Common stock issued for services	-	-	-	-	19,511	-	254,106	-	-	254,106
Common stock issued for placement, net issuance costs	-		-	-	61,334	1	130,917	-	-	130,918
Warrants exercised for cash	-	-	-	-	972	-	875	-	-	875
Options expense	-	-	-	-	-	-	79,163	-	-	79,163
Net loss	-	-	-	-	-	-	-	(3,472,099)	(437,769)	(3,909,868)
Balance at December 31, 2022	-	$-	-	$-	626,247	$6	$20,482,666	$(19,719,536)	$(420,269)	$342,867
Common stock issued for services	-	-	-	-	38,480	-	257,772	-	-	257,772
Warrants exercised for cash	-	-	-	-	41,911	1	1,621	-	-	1,622
Options expense	-	-	-	-	-	-	29,738	-	-	29,738
Reverse split rounding adjustment	-	-	-	-	21,929	-	-	-	-	-
Disposition of assets	-	-	-	-	-	-	-	4,317,170	420,269	4,737,439
Shares issued pursuant to merger agreement	15,759	-	-	-	136,441	1	12,500,088	-	-	12,500,089
Shares issued pursuant to securities purchase agreement	-	-	290	-	40,000	1	516,399	-	-	516,400
Net loss	-	-	-	-	-	-	-	(17,843,574)	-	(17,843,574)
Balance at December 31, 2023	15,759	$-	290	$-	905,008	$9	$33,788,284	$(33,245,940)	$-	$542,353

The accompanying notes are an integral part of the consolidated financial statements.

TRxADE HEALTH, INC.

Consolidated Statements of Cash Flows

Years ended December 31, 2023 and 2022

	2023	2022
Cash flows from operating activities:
Net loss	$(13,720,546)	$(2,403,442)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	19,375	13,486
Options expense	29,738	79,163
Common stock issued for services	257,772	254,106
Bad debt expense	-	(246,683)
Loss on write-off of intangible asset	-	792,500
Loss on inventory investment	-	875,250
Goodwill impairment	5,129,115	-
Loss on inventory investments	-	-
Gain on sale of asset	-	(2,200)
Amortization of right-of-use assets	215,665	181,218
Amortization of intangible assets	814,790	-
Changes in operating assets and liabilities:
Accounts receivable, net	(293,784)	369,932
Prepaid assets and deposits	38,367	335,066
Inventory	4,232,947	(51,737)
Other receivables	(254,924)	(875,250)
Right-of-use assets	306,527	-
Lease liability	(534,997)	(164,618)
Accounts payable	1,607,625	199,833
Accrued liabilities	58,692	(211,694)
Purchase price payable	350,000	-
Current liabilities	2,794	67,517
Warrant liability	148,420	588,533
Net cash used in operating activities from continuing operations	(1,592,424)	(199,020)
Net cash used in operating activities from discontinued operations	(481,177)	(1,365,648)

Cash flows from investing activities:
Funds acquired through acquisitions	(344,454)	-
Proceeds from sale of fixed assets	-	749
Investment in capitalized software	-	-
Net cash (used in) investing activities from continuing operations	(344,454)	749
Net cash provided by investing activities from discontinued operations	68,737	(428,594)

Cash flows from financing activities:
Proceeds from the issuance of debt	400,000	-
Repayment of debt	(150,000)	-
Repayment of contingent liability	(1,043,107)	(716,964)
Proceeds from sale of future revenue	2,181,417	825,000
Proceeds from exercise of stock options	-	-
Proceeds from exercise of warrants	1,622	875
Proceeds from securities purchase agreement	516,400	-
Proceeds from issuance of common stock, net of issuance costs	-	130,918
Net cash provided by (used in) financing activities from continuing operations	1,906,332	239,829
Net cash (used in) financing activities from discontinued operations	(500,000)	(275,000)

Net decrease in cash	(942,986)	(2,027,684)
Cash at beginning of the year	1,094,894	3,122,578
Cash at end of the period	$151,908	$1,094,894

Supplemental disclosure of cash flow information
Cash paid for interest, net	$733,694	$336,206
Cash paid for income taxes	$-	$-
Non-Cash Transactions
Insurance premium financed	$306,152	$220,354
Note issued as SOSRx contribution	-	$500,000
Not cancelled from SORx agreement termination	$500,000	-
Intangible asset contribution from non-controlling interest	$-	$792,500
Disposition of assets, related party	$492,030	-
Issuance of note receivable	$1,300,000	$-

The accompanying notes are an integral part of the consolidated financial statements.

TRxADE HEALTH, INC.

Notes to Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Overview

TRxADE HEALTH, INC. (“we”, “our”, “Trxade”, and the “Company”) owns as of December 31, 2023, 100% of Trxade, Inc. and Integra Pharma Solutions, LLC, Bonum Health, LLC, Superlatus, Inc. and its wholly-owned subsidiaries, Sapientia Technologies, LLC (“Sapientia”), Superlatus Food Service Holding Company, Superlatus PD Holding Company, and The Urgent Company, Inc. On July 31, 2023, the Company completed a merger transaction that resulted in with Superlatus, Inc. becoming a wholly owned subsidiary of the Company (see “Merger”, below). On September 27, 2023, the Company acquired The Urgent Company, Inc. and its related subsidiaries (see Note 3).

During the year ended December 31, 2023, Trxade, Inc., operated a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

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

Alliance Pharma Solutions, LLC (“APS”, d.b.a. DelivMeds) is currently being rebranded and the consumer-based app is still being developed. To date, the Company has not generated any revenue from this product.

On January 20, 2023, the Company entered into Membership Interest Purchase Agreements to sell 100% of the outstanding membership interests of the Company’s subsidiaries, CSP and APS. The Company will receive consideration in the amount of $125,000 for APS and $100,000 for CSP. The Company also agreed to enter into a Master Service Agreement to operate the businesses prior to closing. Additional amounts owed to the Company as a result of this Master Service Agreement totaled $1,075,000 as of the closing date of August 22, 2023 (see Note 3 and Note 7).

Bonum Health, LLC (“Bonum Health”), was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in February 2020; however, the Company does not anticipate installations moving forward. The Bonum Health mobile application is available on a subscription basis, primarily as a stand-alone telehealth software application that can be licensed on a business-to-business (B2B) model to clients as an employment health benefit for the clients’ employees.

SOSRx, LLC (“SOSRx”) was formed on February 15, 2022. The Company entered into a relationship with Exchange Health, LLC (“Exchange Health”), a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals. SOSRx, a Delaware limited liability company, was formed, which was owned 51% by the Company and 49% by Exchange Health. SOSRx did not generate material revenue and in February of 2023, the Company voluntarily withdrew from the joint venture agreement. As part of the voluntary withdrawal the Company has recorded a loss of $352,244 from disposal of assets, which is included in net loss on discontinued operations in the audited consolidated statement of operations in the amount of for the year ended December 31, 2023.

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

Under the terms of the Merger Agreement, at the closing of the Merger (the “Closing”), shareholders of Superlatus received in aggregate 136,441 shares of common stock of the Company, representing 19.99% of the then total issued and outstanding common stock of the Company after the consummation of the Merger and 306,855 shares of Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”), with a conversion ratio of 100 shares of Series B Preferred Stock to one share of common stock. At Closing, the value of the common stock was $7.30 per share, resulting in a total value of $225,000,169. Upon consummation of the Merger, the Company continued to trade under the current ticker symbol “MEDS.”

As a condition and inducement to Superlatus’ willingness to enter into the Merger Agreement, on June 28, 2023, Suren Ajjarapu and Prashant Patel (the “Principal Stockholders”) entered into an agreement with TRxADE (the “Stock Swap Agreement”), pursuant to which, TRxADE was to transfer all of the shares or membership interest of the operating subsidiaries currently owned by TRxADE to Principal Stockholders, in exchange for Suran Ajjarapu to surrender 85,000 share of common stock of TRxADE and Prashant Patel to surrender 81,666 shares of the common stock of TRxADE (the “Stock Swap Transaction”). The closing of the Stock Swap Transaction was to take place simultaneously with the approval of TRxADE stockholders of the conversion of the Series B preferred stock into common stock. As of the date of this filing, TRxADE stockholders have not approved the conversion.

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

Not all of the closing conditions of the Merger Agreement were met. As a result, the Company entered into Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger (the “Amendment”) on January 8, 2024. Under the terms of the Amendment, the merger consideration to the shareholders of Superlatus was adjusted to the aggregate of 136,441 shares of common stock of the Company, representing 19.99% of the total issued and outstanding common stock of the Company after the consummation of the Merger and 15,759 shares of Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”), with a conversion ratio of 100 shares of Series B Preferred Stock to one share of common stock. At Closing, the value of the common stock was $7.30 per share, resulting in a total value of $12,500,089. Additionally, the shareholders of Superlatus agreed to surrender back to the Company 291,096 shares of the Company’s Series B Preferred Stock. In March 2024 the Company divested of its interest in Superlatus and, among other things, the Stock Swap Transaction in not expected to occur.

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the accounts of TRxADE HEALTH, INC., Trxade, Inc., Integra Pharma Solutions, Inc., Bonum Health, LLC, Superlatus, Inc., Sapientia Technologies, LLC and The Urgent Company, Inc. The accompanying consolidated financial statements of TRxADE HEALTH, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the SEC. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the years ended December 31, 2023 and 2022 include the valuation of intangible assets, including goodwill.

Fair value of financial instruments

The carrying amounts for cash, accounts receivable, accounts payable, accrued liabilities, and other current liabilities approximate their fair value because of their short-term maturity.

Stock Split

Effective June 21, 2023, the Company executed a 1:15 reverse stock split for stockholders of record on that date. This was executed to comply with the Nasdaq Listing Rule 5550(a)(2) to have the price of the stock above $1.00.

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

In August 2020, the FASB issued ASU 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock and amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related earnings per share guidance. This standard is effective for us on January 1, 2022, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the consolidated financial statements.

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

The Company had an account receivable with a single customer, GSG PPE, LLC (“GSG”), for the amount of $630,000, which was past due. The Company had obtained a Note Receivable which was due on September 30, 2021 and remained unpaid. The Company did not believe the amount to be collectible without legal actions, and therefore, recorded bad debt expense reflected on the consolidated statement of operations during the year ended December 31, 2021. The note was not paid pursuant to its terms and the Company had filed a suit to collect on the note and the personal guaranty securing the note. The Company settled the lawsuit in June of 2022. During the years ended December 31, 2023, and 2022, there was a bad debt recovery from the GSG lawsuit of $32,074 and $98,841 respectively.

Other Receivables, net

The Company’s other receivables balance is from one vendor. On May 20, 2022, effective as of May 18, 2022, Community Specialty Pharmacy, LLC (“CSP”) entered into an agreement to acquire COVID-19 testing kits from a third-party vendor for an aggregate of $1,200,000, of which $875,000 was paid on May 23, 2022. The Company received the COVID-19 testing kits in July 2022. On August 18, 2022, the Company was informed by the vendor that the vendor had received a letter from the U.S. Food and Drug Administration (“FDA”) that the COVID-19 test kits were misbranded under Section 502(o) of the Federal Food, Drug, and Cosmetic Act (“FDC Act”) (21 USC 352(o)) and adulterated under Section 501(f) of the FDC Act (21 USC 351(f)). Furthermore, the vendor informed the Company that the letter from the FDA also stated that because of the FDA’s prohibition on the distribution of adulterated and/or misbranded devices applies to all parties along the distribution chain, the FDA was advising the vendor against furthering the distribution of the COVID-19 test kits in interstate commerce. The company wrote the amount off as a loss of inventory as of December 31, 2022. As of December 31, 2023, and December 31, 2022, the balance of this receivable was $0.

On August 22, 2023, the Company completed the sale of CSP and APS (see Note 3). The net balance due to the Company from these entities, in excess of the Note Receivable (see Note 6), was $370,608 as of December 31, 2023.

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

The Company recognized a goodwill impairment loss of $5,129,115 for the year ended December 31, 2023. The goodwill resulted from the acquisition of Superlatus and was subsequently determined to be impaired based on the facts and circumstances surrounding the sale of Superlatus on March 5, 2024. See Note 20.

Income (loss) Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of December 31, 2023, we had 218,729 outstanding warrants to purchase shares of common stock and 26,229 options to purchase shares of common stock. As part of the termination of the White Lion deal, White Lion was issued 50,000 shares of stock per the agreement on March 1, 2023. Armistice Capital executed its pre-funded warrants on January 4, 2023, and purchased 601,740 shares (40,116 shares after the effect of the 1:15 reverse stock split on June 21, 2023, see Note 13) of stock with a purchase price of $6.02.

The following table sets forth the computation of basic and diluted loss per share:

	For the Years Ended December 31,
	2023	2022
Numerator:
Net loss from continuing operations	$(13,720,546)	$(2,403,442)
Net loss attributable to noncontrolling interest	-	(437,769)
Net loss from continuing operations available to common stockholders	(13,720,546)	(1,965,673)
Net loss from discontinued operations	(4,123,028)	$(1,506,426)
Numerator for basic and diluted EPS - income available to common stockholders	(17,843,574)	$(3,472,099)
Denominator:
Denominator for EPS – weighted average shares
Basic	764,058	564,862
Diluted	2,381,443	566,609
Net loss per common share attributable to common stockholders
Basic	$(23.35)	$(6.15)
Diluted	$(7.49)	$(6.13)
Net loss per common share from continuing operations
Basic	$(17.96)	$(3.48)
Diluted	$(5.76)	$(3.47)
Net loss per common share from discontinued operations
Basic	$(5.40)	$(2.67)
Diluted	$(1.73)	$(2.66)

Income taxes

The Company’s provision for income taxes was $0 for the year ended December 31, 2023, and $0 for the year ended December 31, 2022, respectively. The income tax provisions for the twelve-month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which the Company operates. For all periods presented, the Company utilized net operating loss carryforwards to offset the impact of any taxable income. The Company’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, utilization of deferred and the effect of permanent differences and adjustments.

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

As of December 31, 2023, the Company had an accumulated deficit of $33,245,940. The Company has limited financial resources. As of December 31, 2023, the Company had a working capital deficit of $8,803,293 and a cash balance of $151,908. The Company will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If the Company is unable to access additional capital moving forward, it may hurt the Company’s ability to grow and to generate future revenues, financial position, and liquidity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless Management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Acquisitions

Superlatus, Inc.

On July 31, 2023, the Company entered into the Merger Agreement (see Note 1) with Superlatus (“Seller”) whereby the Company acquired 100% of the stock of the Seller (the “Acquisition”). Superlatus includes a wholly-owned subsidiary, Sapientia. Consideration for the Acquisition consisted of (i) 136,441 shares of the Company’s common stock at a fair value of $7.30 per share, representing 19.99% of the total issued and outstanding share of the Company’s common stock at Closing, and (ii) 306,855 shares of the Company’s Series B Preferred Stock, a new class of the Company’s non-voting convertible preferred stock with a conversion ratio of 100 to one. The total fair value of the common stock and Series B Preferred Stock on the Closing Date was $225,000,169 (“Purchase Price”). On January 8, 2024, the Company entered into Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment”). Under the terms of the Amendment, the merger consideration to the shareholders of Superlatus was adjusted to an aggregate of 136,441 shares of common stock of the Company, representing 19.99% of the total issued and outstanding common stock of the Company after the consummation of the Merger and 15,759 shares of Company’s Series B Preferred Stock, par value $0.00001 per share, with a conversion ratio of 100 shares of Series B Preferred Stock to one share of common stock. The total fair value of the common stock and Series B Preferred Stock on the Closing Date was adjusted to $12,500,089 (“Amended Purchase Price”). Additionally, the shareholders of Superlatus agreed to surrender back to the Company 291,096 shares of the Company’s Series B Preferred Stock previously received before the Amendment.

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

The Amended Purchase Price allocation as of the acquisition date is presented as follows:

July 31, 2023
Purchase consideration:
Common Stock, at fair value	$996,019
Series B Preferred Stock, at fair value	11,504,070
Total purchase consideration	$12,500,089

Purchase price allocation:
Cash	$5,546
Prepaid expenses	3,705
Inventory	122,792
Intangible assets, net	9,777,479
Goodwill	5,129,115
Assets acquired	15,038,637
Accounts payable and other current liabilities	(283,548)
Purchase price payable	(350,000)
Notes payable	(1,905,000)
Liabilities assumed	(2,538,548)
Net assets acquired	$12,500,089

The Urgent Company, Inc.

On September 27, 2023, the Company entered into an Asset Purchase Agreement (“APA”) with The Urgent Company, Inc. (“TUC”) and its wholly owned subsidiaries, pursuant to which, the Company was assigned certain inventory and property and equipment and assumed certain operating leases for consideration of $4,400,000 in promissory notes (“Purchase Price”, see Note 11). This acquisition is expected to enhance the Company’s production of sustainable food products and enable the expansion of market share.

The transaction was accounted for as an asset acquisition pursuant to FASB ASC Topic 805. As the acquirer for accounting purposes, the Company allocated the cost of the asset acquisition to the assets acquired and liabilities assumed as of the acquisition date based on their respective relative fair value as of the date of the transaction.

The following summarizes the relative fair values of the assets acquired as of the acquisition date based on the allocation of the cost of the asset acquisition:

September 27, 2023
Purchase consideration:
Promissory note	$4,400,000
Total purchase consideration	$4,400,000

Allocation of cost of assets acquired:
Inventory	$4,168,830
Property and equipment	231,170
Assets acquired	4,400,000
Net assets acquired	$4,400,000

Dispositions and Divestitures

SOSRx, LLC

Effective on, February 1, 2023, the Company, Exchange Health and SOSRx, entered into a Voluntary Withdrawal and Release Agreement, which was replaced in its entirety, corrected, and became effective on February 4, 2023 (as replaced and corrected, the “Release Agreement”).

As part of the Release Agreement, a note payable to Exchange Health was forgiven in the amount of $500,000 and $15,000 in accounts payable was waived. Effective February 4, 2023, the operations of SOSRx were discontinued and operations were shut down. As a result of this, the assets and liabilities of SOSRx have been reflected as assets and liabilities of discontinued operations in the Company’s consolidated balance sheets. As of December 31, 2023 and December 31, 2022 as follows:

	December 31, 2023	December 31, 2022

Cash	$-	$22,474
Accounts receivable	-	363
Total assets of discontinued operations	$-	$22,837

Accounts payable	$-	$46,500
Total liabilities of discontinued operations	$-	$46,500

The terms of the Release Agreement qualify the transaction as a discontinued operation in accordance with U.S. GAAP. As a result, operating results and cash flows related to the SOSRx operations have been reflected as discontinued operations in the Company’s consolidated statements of operations, consolidated statements of cash flows and consolidated statements of shareholders’ equity.

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

The divestiture of APS and CSP represented an intended strategic shift in the Company’s operations and will allow the Company to become focused on food technology As a result, the results of APS and CSP were classified as discontinued operations in our condensed statements of operations and excluded from both continuing operations and segment results for the years ended December 31, 2023 and 2022.

As part of recognizing the business as held for sale in accordance with U.S. GAAP, the Company was required to measure APS and CSP at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during the year ended December 31, 2023, the Company recognized a non-cash, pre-tax loss on disposal of $3,300,225.42. The loss is included in “Net loss from discontinued operations” in the consolidated statements of operations. The loss was determined by comparing the fair value of the consideration received for the sale of a 100% interest in APS and CSP with the net assets of APS and CSP, respectively, immediately prior to the transaction.

As a result of the transactions, the following assets and liabilities of APS and CSP were transferred to Wood Sage as of August 22, 2023:

	Alliance Pharma Solutions, LLC	Community Specialty Pharmacy, LLC
Cash	$1,050	$61,988
Accounts receivable, net	-	101,901
Inventory	-	123,230
Prepaid assets	-	525
Intangible assets and capitalized software, net	739,337	-
Accounts payable	(23,982)	(231,876)
Accrued liabilities	-	(10,182)
Net assets sold	$716,405	$45,586

Discontinued Operations

The results of operations from discontinued operations for the years ended December 31, 2023 and 2022, have been reflected as discontinued operations in the consolidated statements of operations and consist of the following:

	SOSRx		APS		CPS		Total
	Years ended December 31,		Years ended December 31,		Years ended December 31,		Years ended December 31,
	2023	2022	2023	2022	2023	2022	2023	2022

Revenue	$-	$22,623	$-	$-	$851,755	$1,175,474	$851,755	$1,198,097
Cost of sales	-	-	-	-	705,206	1,266,152	705,206	1,266,152
Gross Profit	-	22,623	-	-	146,549	(90,678)	146,549	(68,055)

Operating Expenses
Impairment of intangible asset		792,500		-		-	-	792,500
Wage and salary expense	-	55,439	-	-	456,297	304,947	456,297	360,386
Professional fees	-	-	3,125	46,787	20,246	6,120	23,371	52,907
Accounting and legal expense	-	-	7,773	104	63,000	500	70,773	604
Technology expense	-	63,160	20,611	86,688	9,464	17,823	30,075	167,671
General and Administrative	-	4,931	3,762	11,562	32,830	49,710	36,592	66,203
Total operating expense	-	916,030	35,271	145,141	581,837	379,100	617,108	1,440,271

Operating income (loss) from discontinued operations	-	(893,407)	(35,271)	(145,141)	(435,288)	(469,778)	(470,559)	(1,508,326)

Other income (expense)	-
Gain (loss) on asset sale	-	-	-	1,900	-	-	-	1,900
Total other income (expense)	-	-	-	1,900	-	-	-	1,900

Net income (loss) from discontinued operations	$-	$(893,407)	$(35,271)	$(143,241)	$(435,288)	$(469,778)	$(470,559)	$(1,506,426)

NOTE 4 - RELATED PARTY TRANSACTIONS

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

At December 31, 2023, total related party debt was $0.

On and effective on, February 1, 2023, the Company, Exchange Health and SOSRx, entered into a Voluntary Withdrawal and Release Agreement, which was replaced in its entirety and corrected on February 4, 2023, and effective February 4, 2023 (as replaced and corrected, the “Release Agreement”). Pursuant to the Release Agreement, the Company voluntarily withdrew as a member of SOSRx pursuant to the terms of the Operating Agreement of SOSRx, which provided that the Company would withdraw from SOSRx if certain revenue targets were not met, which targets have not been met.

Also pursuant to the Release Agreement, (a) the Company agreed to the termination of its interests in SOSRx and its withdrawal as a member thereof for no consideration (the “Withdrawal”); (b) the Promissory Note, and all of the Company’s obligations under such Promissory Note were terminated; and (c) the parties agreed that no Earn Out Payments will be due. The Release Agreement also (i) provides that all accumulated losses of SOSRx through December 20, 2022, will be allocated 51% to the Company and 49% to Exchange Health; (ii) provides for a total of approximately $15,000 in outstanding invoices owed by the Company to SOSRx to be waived; (iii) includes certain indemnification obligations of SOSRx and Exchange Health; (iv) requires SOSRx to pay certain pre-agreed outstanding invoices of SOSRx; (v) includes mutual releases of the Company and SOSRx and Exchange Health; and (vi) includes customary representations and warranties of the parties.

NOTE 5 – REVENUE RECOGNITION

The Company derives revenue from two primary sources—product revenue and service revenue.

Product revenue consists of shipments of:

●	Resale of pharmaceutical products to pharmacies; and
●	Revenues for our products are recognized and invoiced when the product is shipped to the customer.

Service revenue consists primarily of:

●	Transaction fees from the facilitation of buyer generated purchase orders to suppliers, billed monthly;
●	Data service fees associated with providing vendors of pharmaceutical products with data analysis of their catalogues and branding of their products or company to the Company’s registered buyers, billed monthly or as a one-time fee; and
●	Software-as-a-Service (“SaaS”) fees for a platform for virtual healthcare provider visits, billed monthly.

Revenues for the Company’s services that are billed monthly are recognized and invoiced when the at the beginning of the month. Revenues for one-time services are recognized at the point in time when services are rendered.

Payment terms for products and services are generally 0 to 60 days and the Company has no contract assets or liabilities.

The following table presents disaggregated revenue by major product and service categories during the years ended December 31, 2023, and 2022:

Years ended December 31,	2023	2022
Product revenues
Pharmaceutical product resale	$1,363,830	$4,754,067
Packaged food resale	487,021	-
Total product revenue	$1,850,851	$4,754,067

Service revenues
Transaction fee income	$6,200,334	$5,347,401
Data service fee income	201,825	88,413
SaaS fee income	19,204	60,287
Total service revenue	$6,421,363	5,496,101

Total revenues	$8,272,214	$10,250,168

NOTE 6 – INVENTORY

Inventory value is determined using the weighted average cost method and is stated at the lower cost or net realizable value. As of December 31, 2023, and 2022, inventory was comprised of the following:

As of December 31,	2023	2022
Raw materials	$-	$65,523
Finished goods	968	-
Inventory	$968	$65,523

NOTE 7 – NOTES RECEIVABLE

On August 22, 2023, the Company received a Promissory Note (the “Wood Sage Note”) in the amount of $1,300,000 from Wood Sage, LLC and entered into the APS MIPA and CSP MIPA for the Company to sell APS and CSP and entered into a Master Service Agreement (“Wood Sage MSA”). The Wood Sage Note bears no interest and is due and payable within thirty days of a change in control, as defined by the Wood Sage Note, of the borrower. As of December 31, 2023, the outstanding balance of the Wood Sage Note was $1,300,000.

NOTE 8 – INTANGIBLE ASSETS

As of December 31, 2023, intangible assets, net consisted of the following:

	Weighted Average
	Useful Life		Accumulated
	(years)	Cost	Amortization	Net
Developed technology	5.0	$9,777,478	$(814,790)	$8,962,688

	December 31, 2023	December 31, 2022
Amortization expense	$814,790	$-
Total Amortization Expense	$814,790	$-

NOTE 9 – OTHER CURRENT LIABILITIES

As of December 31, 2023 and December 31, 2022, other current liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Insurance refunds payable	$62,390	$62,390
Deferred revenue	-	5,127
Other payables	7,920	-
Other current liabilities	$70,310	$67,517

NOTE 10 – CONTINGENT FUNDING LIABILITIES

On December 13, 2023, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third party agreed to fund the Company $150,000 to purchase $214,500 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $7,500 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default. As of December 31, 2023, the balance of the payable balance is $144,231.

On November 22, 2023, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third party agreed to fund the Company $275,000 to purchase $393,250 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $13,750 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default. As of December 31, 2023, the balance of the payable balance is $222,115.

On October 25, 2023, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third party agreed to fund the Company $1,200,000 to purchase $1,728,000 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $60,000 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default. As of December 31, 2023, the balance of the payable balance is $880,000.

On June 27, 2023, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third party agreed to fund the Company $1,250,000 to purchase $1,800,000 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $62,500 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default. This agreement was fully paid off in October 2023.

On March 14, 2023, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third party agreed to fund the Company $875,000 to purchase $1,224,000 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $42,500 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default. This agreement was fully paid off in June 2023.

On September 14, 2022, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third party agreed to fund the Company $275,000 to purchase $396,000 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $15,000 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default. This agreement was fully paid off in January 2023.

On June 27, 2022, the Company entered into a non-recourse funding agreement with a third-party funder for the purchase and sale of future receivables. Pursuant to the Receivables Agreement, the third party agreed to fund the Company $550,000 to purchase $792,000 of future receivables. Under the funding agreement, the third-party receives a priority interest in the receivables of Trxade Inc. The Company also paid $27,500 as a one-time origination fee in connection with the Receivables Agreement. The Receivables Agreement also allows for the third-party funder to file UCCs securing their interest in the receivables and includes customary events of default. This agreement was fully paid off in January 2023.

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

Under ASC 470, amounts recorded as debt are to be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining period. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of December 31, 2023, and December 31, 2022, the total contingent funding liability was $1,246,346 and $108,036, respectively, and the effective interest rate was approximately 31% and 31%, respectively. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the funding source will decrease the contingent funding liability balance accordingly.

NOTE 11 – NOTES PAYABLE

On November 17, 2023, the Company issued promissory notes to Moku Foods, Inc. (the “Moku Foods November 2023 Note”) in the amount of $50,000. The promissory note accrues interest at 11.5% per annum, compounded monthly and is payable upon demand at any time after November 30, 2023. As of December 31, 2023, the balance of the Moku Foods October 2023 Note is $50,000. The Company has accrued interest of $945 as of December 31, 2023.

On October 16, 2023, the Company issued promissory notes to Moku Foods, Inc. (the “Moku Foods October 2023 Note”) in the amount of $150,000. The promissory note accrues interest at 11.5% per annum, compounded monthly and is payable upon demand at any time after October 31, 2023. As of December 31, 2023, the balance of the Moku Foods October 2023 Note is $150,000. The Company has accrued interest of $4,300 as of December 31, 2023.

On September 27, 2023, the Company issued promissory notes to Perfect Day, Inc. (the “Perfect Day Note”) in the amount of $4,400,000 as consideration for the TUC APA (see Note 3). The promissory notes do not accrue interest and are payable upon demand at any time after October 31, 2023. The entire aggregate, unpaid principal sum of the note is immediately due and payable upon the occurrence of a change in control, as defined in the agreement.

On September 14, 2023, the Company issued a promissory note to Danam Health, Inc. (the “Danam Note”) in the amount of $300,000. The Company received a deposit of $200,000 on September 14, 2023, and an additional deposit of $100,000 on October 13, 2023. The Danam Note accrues interest at 0% per annum and is due and payable no later than 30 days after a change in control of borrower, as defined in the note agreement. As of December 31, 2023, the balance of the Danam Note is $50,000.

On June 16, 2023, the Company issued a secured debenture to Eat Well Investment Group, Inc. (the “Eat Well June 2023 Note”) in the amount of $1,150,000 for the purchase of Sapientia, a wholly-owned subsidiary of Superlatus. The Eat Well June 2023 Note is secured by 100% of the membership interests in Sapientia. The Eat Well June 2023 Note began accruing interest at 12% per annum, compounded monthly, as of October 31, 2023. The Eat Well June 2023 matured on December 31, 2023. As of December 31, 2023, the balance of the Eat Well June 2023 Note is $1,150,000. The Company has accrued interest of $23,063 as of December 31, 2023. As of the date of this filing, the parties are working on an amendment for an extension.

On February 8, 2023, Sapientia, a wholly-owned subsidiary of Superlatus, entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well February 2023 Note”) in the amount of $25,000. The Eat Well February 2023 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures February 7, 2025. As of December 31, 2023, the balance of the Eat Well February 2023 Note is $25,000. The Company has accrued interest of $418 as of December 31, 2023.

On September 14, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well September 2022 Note”) in the amount of $50,000. The Eat Well September 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures September 13, 2024. As of December 31, 2023, the balance of the Eat Well September 2022 Note is $50,000. The Company has accrued interest of $1,212 as of December 31, 2023.

On July 26, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well July 26, 2022 Note”) in the amount of $35,000. The Eat Well July 26, 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures July 25, 2024. As of December 31, 2023, the balance of the Eat Well July 26, 2022 Note is $35,000. The Company has accrued interest of $938 as of December 31, 2023.

On July 12, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well July 12, 2022 Note”) in the amount of $25,000. The Eat Well July 12, 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures July 11, 2024. As of December 31, 2023, the balance of the Eat Well July 12, 2022 Note is $25,000. The Company has accrued interest of $688 as of December 31, 2023.

On March 15, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well March 2022 Note”) in the amount of $100,000. The Eat Well March 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures March 14, 2024. As of December 31, 2023, the balance of the Eat Well March 2022 Note is $100,000. The Company has accrued interest of $3,361 as of December 31, 2023.

On February 1, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well February 2022 Note”) in the amount of $100,000. The Eat Well February 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures February 1, 2024. As of December 31, 2023, the balance of the Eat Well February 2022 Note is $100,000. The Company has accrued interest of $3,576 as of December 31, 2023.

On January 20, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well January 2022 Note”) in the amount of $20,000. The Eat Well January 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures January 20, 2024. As of December 31, 2023, the balance of the Eat Well January 2022 Note is $20,000. The Company has accrued interest of $728 as of December 31, 2023.

On December 24, 2021, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well December 2021 Note”) in the amount of $100,000. The Eat Well December 2021 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matured December 24, 2023. As of December 31, 2023, the balance of the Eat Well December 2021 Note is $100,000. The Company has accrued interest of $3,776 as of December 31, 2023. As of the date of this filing, the parties are working on an amendment for an extension.

On November 10, 2021, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well November 2021 Note”) in the amount of $50,000. The Eat Well November 2021 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matured November 10, 2023. As of December 31, 2023, the balance of the Eat Well November 2021 Note is $50,000. The Company has accrued interest of $2,001 as of December 31, 2023. As of the date of this filing, the parties are working on an amendment for an extension.

On August 18, 2021, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well August 2021 Note”) in the amount of $250,000. The Eat Well August 2021 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matured August 18, 2023. As of December 31, the balance of the Eat Well August 2021 Note is $250,000. The Company has accrued interest of $11,079 as of December 31, 2023. As of the date of this filing, the parties are working on an amendment for an extension.

The following table summarizes notes payable balances as of December 31, 2023:

	Current	Noncurrent		Accrued
	Portion	Portion	Total	Interest
Perfect Day Notes	$4,400,000	$-	$4,400,000	$-
Danam Note	50,000	-	50,000	-
Moku Foods November 2023 Note	50,000	-	50,000	945
Moku Foods October 2023 Note	150,000	-	150,000	4,300
Eat Well June 2023 Note	1,150,000	-	1,150,000	57,847
Eat Well February 2023 Note	-	25,000	25,000	418
Eat Well September 2022 Note	50,000	-	50,000	1,212
Eat Well July 26, 2022 Note	35,000	-	35,000	938
Eat Well July 12, 2022 Note	25,000	-	25,000	688
Eat Well March 2022 Note	100,000	-	100,000	3,361
Eat Well February 2022 Note	100,000	-	100,000	3,576
Eat Well January 2022 Note	20,000	-	20,000	728
Eat Well December 2021 Note	100,000	-	100,000	3,776
Eat Well November 2021 Note	50,000	-	50,000	2,001
Eat Well August 2021 Note	250,000	-	250,000	11,079
	$6,530,000	$25,000	$6,555,000	$90,869

NOTE 12 – INCOME TAXES

The provision for income taxes on income from operations for fiscal 2023 and 2022 consists of the following:

	2023	2022
Federal:
Current	-	-
Deferred	-	-

State
Current	-	-
Deferred	-	-

Total	-	-

Income (loss) before income taxes for the years ended December 31, 2023 and 2022 consisted of the following:

For the year ended December 31,	2023	2022

US	(17,843,574)	(3,909,868)

As a result of the full net valuation allowance position, the Company did not recognize any U.S. federal income tax expense or tax benefit on any components of continuing or discontinued operations.

	2023	2022
Deferred Tax Assets
Net operating Losses	5,800,214	4,030,755
Purchased Intangibles	151,877	-
Lease Liability	127,896	-

Total Deferred Tax Assets	6,079,987	4,030,755

Deferred Tax Liabilities
Purchased Goodwill	(15,534)	-
Right to Use Assets	(127,896)	-

Total Deferred Tax Liabilities	(143,430)	-

Valuation Allowance	(5,936,557)	(4,030,755)

Net Deferred Taxes	-	-

The Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards.

The estimated net operating loss carry forwards of approximately $24,893,624 will be available based on the new carryover rules in section 172(a) passed with the Tax Cuts and Jobs Acts.

NOTE 13 – STOCKHOLDERS’ EQUITY

Designation of Series C Preferred Stock

Effective October 4, 2023, the Company filed a Certificate of Designation, Preferences, Rights and Limitations of the Series C Preferred Stock with the Secretary of the State of Delaware which designated 1,000 shares of the Company’s authorized and unissued preferred stock as convertible Series C Preferred Stock at a par value of $0.00001 per share.

Hudson Global Ventures Stock Purchase Agreement

On October 4, 2023, the Company entered into a Securities Purchase Agreement (“Agreement”, or “SPA”) with Hudson Global Ventures, LLC (“Hudson”). Under the terms of the Agreement, the Company agreed to sell, and Hudson agreed to purchase, Two Hundred Ninety (290) shares of Series C Preferred Stock (the “Purchased Shares”) at a price of $1,000 per share and a Warrant to purchase up to 41,193 shares of Common Stock. Additionally, pursuant to the Agreement, 40,000 shares of Common Stock were issued to Hudson upon closing for a commitment fee. The Company received $250,000 in exchange for the Purchased Shares, Common Stock, and Warrants, net of issuance costs.

Designation of Series B Preferred Stock

Effective June 26, 2023, the Company filed a Certificate of Designation, Preferences, Rights and Limitations of the Series B Preferred Stock with the Secretary of the State of Delaware which designated 787,754 shares of the Company’s authorized and unissued preferred stock as convertible Series B Preferred Stock at a par value of $0.00001 per share.

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

In lieu of the reduced cash salary payable to each officer, the Board and Compensation Committee agreed to issue such officers shares of the Company’s common stock equal to the amount of reduced cash salary, divided by the closing sales price of the Company’s common stock on the NASDAQ Capital Market on August 31, 2022, the date approved by the Board of Directors. The total amount of shares of common stock issued on August 31, 2022, to the officers was 5,460.

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

Effective on August 31, 2022, the Board of Directors approved the issuance of 3,635 shares of common stock of the Company to each independent member of the Board of Directors, for services rendered to the Company during fiscal 2022, which shares were valued at $63,250, based on the closing sales price of the Company’s common stock on the date approved by the Board of Directors. The shares vested at the rate of 1/4th of such shares immediately on the grant date, and 1/4th of such shares on each of October 1, 2022, January 1, 2023, and April 1, 2023, subject to each applicable independent director’s continued service to the Company on such dates.

All of the awards discussed above were issued under the Company’s Second Amended and Restated 2019 Equity Incentive Plan (the “Plan”) and all restricted stock awards discussed above were evidenced by Restricted Stock Grant Agreements.

NOTE 14 – PREFUNDED AND PRIVATE PLACEMENT WARRANTS

On October 4, 2022 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional investor (the “Purchaser”) which provided for the sale and issuance by the Company of (i) the Company’s common stock (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) and (iii) warrants (the “Private Placement Warrants” and, together with the Shares and the Pre-Funded Warrants, the “Securities”). The Private Placement Warrants were sold in a concurrent private placement (the “Private Placement”).

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

NOTE 15 – WARRANTS

During the year ended December 31, 2023, 41,193 warrants were granted, and none expired. During the year ended December 31, 2023, 40,116 prefunded warrants and 1,795 granted warrants to purchase shares of common stock were exercised for a total purchase price of $1,621. See Note 13 for further description.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant.

There was no compensation cost related to the warrants for the years ended December 31, 2023, and 2022, respectively.

The following table summarizes the assumptions used to estimate the fair value of the outstanding warrants during the years ended December 31, 2023, and 2022.

	2023	2022
Expected dividend yield	0%	0%
Weighted-average expected volatility	165%	86%
Weighted-average risk-free interest rate	3.9%	4.3%
Expected life of warrants	3.8 years	5 years

The Company’s outstanding and exercisable warrants as of December 31, 2023 and 2022 are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life In Years	Intrinsic Value
Warrants outstanding as of December 31, 2021	2,969	$4.82	0.95	$11,135
Warrants granted	177,536	22.50	4.77	-
Warrants forfeited, expired, cancelled	(202)	3.90	-	-
Warrants exercised	(972)	0.06	-	-
Warrants outstanding as of December 31, 2022	179,331	22.50	4.72	6,731
Warrants granted	41,193	7.20	4.76	-
Warrants forfeited, expired, cancelled	-	-	-	-
Warrants exercised	(1,795)	0.90	-	-
Warrants outstanding as of December 31, 2023	218,729	19.62	3.95	$-
Warrants exercisable as of December 31, 2023	218,279	19.62	3.95	$-

NOTE 16 – OPTIONS

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

For the year ended December 31, 2023, 9,053 options to purchase shares were granted, 140 options to purchase shares were forfeited and 2,393 options expired. For the year ended December 31, 2023, no options to purchase shares of common stock were exercised.

Total compensation cost related to stock options granted was $29,738 and $79,163 for the years ended December 31, 2023, and 2022, respectively.

The following table represents stock option activity for the year ended December 31, 2023:

	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Life in Years	Intrinsic Value

Options outstanding as of December 31, 2021	27,398	$4.78	4.67	$368,417
Options exercisable as of December 31, 2021	20,146	4.88	4.38	257,186
Options granted	-	-	-	-
Options forfeited	(1,234)	87.37	4.91	-
Options expired	(6,456)	86.03	2.66	-
Options exercised	-	-	-	-
Options outstanding as of December 31, 2022	19,708	66.00	3.92	-
Options exercisable as of December 31, 2022	17,167	66.30	3.89	-
Options granted	9,053	6.08	4.25	-
Options forfeited	(140)	82.33	1.75	-
Options expired	(2,392)	89.89	0.06	-
Options exercised	-	-	-	-
Options outstanding as of December 31, 2023	26,229	$43.04	3.70	$-
Options exercisable as of December 31, 2023	16,141	$60.75	3.64	$-

NOTE 17 – CONTINGENCIES

Studebaker Defense Group, LLC

In July 2020, the Company’s wholly-owned subsidiary, IPS, entered into an agreement with Studebaker Defense Group, LLC (“Studebaker”) wherein IPS would pay Studebaker a down payment of $500,000 and Studebaker would deliver 180,000 boxes of nitrile gloves by August 14, 2020. IPS wired the $500,000 to Studebaker, but to date, Studebaker has not delivered the gloves or provided a refund of the deposit. In December 2020, the Company filed a complaint against Studebaker in Florida state court, Case No. 20-CA-010118 in the Circuit Court for the Thirteenth Judicial Circuit in Hillsborough County, for among other things, breach of contract. Studebaker did not answer the complaint, nor did counsel for Studebaker file an appearance. Accordingly, in February 2021, the Company filed for a default judgment; however, on March 22, 2021, counsel for Studebaker filed an appearance and shortly thereafter filed a motion to vacate the default judgment and dismiss the complaint on jurisdictional grounds. The court granted Studebaker’s motion to set aside the default judgment but denied the motion to dismiss. At June 30, 2021, the $500,000 was recorded as Loss on Inventory Investment. The Company won this case but has not collected any settlement yet, another lawsuit was filed to collect.

On April 13, 2023, a settlement was reached in the Studebaker and IPS legal case. The court found in favor of IPS and ordered Studebaker to pay $550,000 to IPS. The payments were to commence on May 1, 2023 and continue monthly in 17 installments until the full amount is paid in full but as of the filing date, no payment has been received by IPS.

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

GSG PPE, LLC

On November 19, 2021, IPS filed a complaint against GSG PPE, LLC (“GSG”) and Gary Waxman (“Waxman”), the owner, alleging three counts of breach of contract for a purchase agreement, a promissory note, and a personal guaranty. Collectively, the company alleges that GSG and Waxman have materially breached all three contracts. In late 2020, GSG and IPS executed a valid initial contract setting the terms of a business transaction. GSG failed to pay IPS approximately 75% of the amount owed to IPS. GSG acknowledged it owed the money and executed a promissory note in favor of IPS in the amount of $630,000 which matured on September 30, 2021. The note provides for attorney fees and interest in addition to the $630,000. Waxman’s personal guaranty confirmed that GSG owed IPS $630,000. On September 30, 2021, the $630,000 was recorded as Bad Debt Expense. A settlement was entered into between the parties in June 2022, whereby GSG and Waxman agreed to pay $743,000 which included attorney fees and interest, which is required to be paid to the Company in monthly installments over 17 months. The Company received additional monthly installment payments as part of the agreement through January 2023. As of December 31, 2023, and through the date of this filing, the Company has not received the monthly installment payments due to the Company from GSG since January of 2023.

NOTE 18 – LEASES

The Company has two operating leases for corporate offices as of December 31, 2023. The following table outlines the details of the leases:

	Lease 1	Lease 2	Lease 3
Initial Lease Term	January 2021 to December 2021	October 2018 to November 2023	October 2023 to September 2026
New Initial Lease Term	January 2022 to December 2026	November 2023 to October 2028	-
Initial Recognition of Right of use assets at January 1, 2019	$534,140	$313,301	-
New Initial Recognition of Right of use Assets at December 31, 2021	$977,220	$-	-
New Initial Recognition of Right of use Assets at December 31, 2023			351,581
Incremental Borrowing Rate	10%	10%	10%

The Company entered into a new corporate office lease (Lease 1) in January 2022. At inception, the Company determined that the new lease required remeasurement of the lease liability resulting in the increase of the right-of-use asset and the associated lease liability by $977,220. The Company and the Lessor agreed to terminate the lease and vacate the premises in November 2023. The termination resulted in the surrender of the Company’s security deposit of $38,500. The related right-of-use assets of $642,887 and lease liabilities of $664,992 were removed from the balance sheet as of December 31, 2023.

The Company entered into a lease agreement (Lease 2) for the period of October 2018 to November 2023. At inception, management had included the renewal period from November 2023 to November 2028 within the initial recognition of the related right of use assets and lease liabilities, as it was reasonably expected, at the time, that the renewal option would be exercised. The Company determined that the new lease required measurement and recognition of the lease liability and right-of-use assets of $313,301. The lease is classified as an operating lease. No incentives were included in the lease.

The Company entered into a new warehouse lease (Lease 3) October 2023. The Company determined that the new lease required measurement and recognition of the lease liability and right-of-use assets of $351,581. The lease is classified as an operating lease. No incentives were included in the lease.

The table below reconciles the fixed component of the undiscounted cash flows for each of the first five years and the total remaining years to the lease liabilities recorded in the Consolidated Balance Sheet as of December 31, 2023.

Future lease obligations
2024	187,935
2025	193,487
2026	163,146
2027	58,347
2028	48,612
Thereafter	-
Total minimum lease payments	651,527
Less: effect of discounting	(102,617)
Present value of future minimum lease payments	548,910
Less: current obligations under leases	139,705
Long-term lease obligations	$409,205

Weighted Average Discount Rate	10%
Weighted Average Term Remaining	3.6 Years
Short-Term Lease Expense Remaining	$187,361

For the years ended December 31, 2023, and 2022, total lease expense was $385,977 and $344,525, respectively.

For the years ended December 31, 2023, and 2022, amortization of right-of-use assets was $215,665 and $181,218, respectively.

For the years ended December 31, 2023, and 2022, net operating lease liabilities settled was $195,475 and $164,618, respectively.

NOTE 19 – SEGMENT REPORTING

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

The Company classifies its business interests into reportable segments which are:

●	Trxade, Inc. - Web based pharmaceutical marketplace platform – B2B sales

●	IPS - Integra Pharma, LLC - Licensed wholesaler of brand, generic and non-drug products – B2B sales
●	Superlatus – holds Sapientia’s intellectual property for advanced food extrusion technology and The Urgent Company – Manufacturer of ice cream that is animal product-free, vegan, lactose-free, and made with plants – B2B sales
●	Unallocated - Other – corporate overhead expense, discontinued operations and Bonum Health, LLC.

Years Ended December 31, 2023	Trxade, Inc.	Integra	Superlatus	Unallocated	Total
Revenue	6,402,159	1,363,830	487,021	19,204	8,272,214
Gross Profit	6,402,159	49,030	(3,872,136)	19,204	2,598,257
Segment Assets	1,375,109	220,634	9,663,310	1,273,860	12,532,913
Segment Profit/Loss	2,325,175	(668,625)	(10,416,347)	(9,083,777)	(17,843,574)
Cost of Sales	-	1,314,800	4,359,157	-	5,673,957

Years Ended December 31, 2022	Trxade, Inc.	Integra	Superlatus	Unallocated	Total
Revenue	5,435,814	4,754,067	-	60,287	10,250,168
Gross Profit	5,433,641	25,343	-	60,287	5,519,271
Segment Assets	1,877,881	445,264	-	1,386,881	3,710,026
Segment Profit (Loss)	1,924,355	(545,557)	-	(5,288,666)	(3,909,868)
Cost of Sales	2,173	4,728,724	-	-	4,730,897

NOTE 20 – SUBSEQUENT EVENTS

Asset Purchase Agreement

On February 16, 2024, the Company, together with Trxade, Inc., a wholly owned subsidiary of the Company, and Micro Merchant Systems, Inc. (“MMS”) entered into an asset purchase agreement (the “APA”) under which MMS agreed to purchase for cash substantially all of the assets of Trxade, Inc. On February 16, 2024, the parties consummated the closing of the transactions contemplated by the APA. Trxade, Inc. operated a web-based market platform designed to enable trading among healthcare buyers and sellers of pharmaceuticals, accessories and services. The purchase price paid at closing was $22.5 million, subject to customary adjustments for cash, indebtedness, working capital and transaction expenses. Subject to the terms and conditions of the APA, if, during the period beginning on the closing date and ending on the four-month anniversary of the closing date, MMS receives $1.6 million or greater in certain collections from third parties resulting from any products or services sold, or provided, by the business assets and operations acquired from Trxade, Inc., Trxade, Inc. will be due an additional $7.5 million payment from MMS.

Subscription Agreement

On February 29, 2024, the Company’s wholly owned subsidiary Trxade, Inc. entered into a Subscription Agreement (the “Subscription Agreement”) with Lafayette Energy Corp., a Delaware corporation (“Lafayette”). Pursuant to the Subscription Agreement, Trxade, Inc. will, in two equal tranches, invest a total of up to $5.0 million in Lafayette in exchange for up to 2,000,000 shares of Lafayette’s newly created Series A Convertible Preferred Stock, with the second tranche becoming payable only upon Trxade, Inc.’s receipt of notice that Lafayette has successfully drilled its first oil and gas well and produced at least one hundred (100) barrels of oil. Mr. Michael Peterson is a director of the Company as well as the CEO of Lafayette and a member of Lafayette’s board of directors.  This relationship was disclosed to the Company’s Board of Directors and the audit committee of the Board of Directors prior to, and at the time that the terms of the Subscription Agreement and the transaction effected thereby were approved by the Board of Directors as a whole and the members of the audit committee.

Stock Purchase Agreement

On March 5, 2024, the Company entered in a Stock Purchase Agreement (“SPA”) with Superlatus Foods Inc. (the “Buyer”). Pursuant to the SPA, the Company sold all of the issued and outstanding stock (the “Stock”) of Superlatus Inc., a Delaware corporation and wholly-owned subsidiary of the Company (“Superlatus”), to the Buyer. The purchase price for the Stock was $1.00 which was delivered to the Company at the closing, which occurred simultaneously with the execution of the SPA. As a result of the transaction Superlatus is no longer a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus became rights and obligations of Buyer.

Special Cash Dividend

On March 6, 2024, the Company announced the declaration of a special cash dividend of eight dollars ($8.00) per share of common stock, payable to stockholders of record as of March 18, 2024, with the dividend being paid on or about March 22, 2024. The special dividend was paid using a portion of the proceeds from the closing of the sale of the Company’s web-based market platform assets.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our interim Chief Financial Officer, Mr. Ajjarapu and Mr. Patel, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (December 31, 2023). Based on this evaluation, our Chief Executive Officer and our interim Chief Financial Officer concluded that as of December 31, 2023, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and interim CFO, as appropriate, to allow timely decisions regarding required disclosures.

As a result of the formative stage of our development, the Company has not fully implemented the necessary internal controls. The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) were: (1) The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes, and (2) The Company does not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2023, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2023:

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

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our workforce operated primarily in a work from home environment for the year ended December 31, 2023. While pre-existing controls were not specifically designed to operate in our current work-from-home operating environment, we do not believe that such work-from-home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

ITEM 9B.	OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Resignation of Director

Effective April 10, 2024, Candice Beaumont voluntarily resigned as a director of the Company. Ms. Beaumont’s decision to resign was not the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices.

Nasdaq Notification

On April 2, 2024 the Company filed with the SEC a Notification of Late Filing on Form 12b-25 reporting that it required additional time to complete its Annual Report on Form 10-K for the period ending December 31, 2023 (the “Form 10-K”).

On April 17, 2024, the Company received a notice (the “Notice”) from the Nasdaq Listing Qualifications Department indicating that the Company was not compliant with the timely filing requirement for continued listing under Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to timely file all required periodic reports with the SEC.

The Notice had no immediate effect on the listing or trading of the Company’s common stock. The Notice indicated that the Company must, no later than June 17, 2024, submit a plan to regain compliance with respect to the filing requirement. However, as a result of filing this Form 10-K on April 22, 2024, the Company believes it has fully regained compliance with the Nasdaq Listing Rule.

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

The information required by this Item will be set forth in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 (subject to any extension provided by Exchange Act Rule 0-3) in connection with the solicitation of proxies for the Company’s 2024 annual meeting of stockholders including under the headings “Election of Directors”, “Information about our Executive Officers”, “Corporate Governance”, “Code of Ethics”, “Committees of the Board”, and “Delinquent Section 16(a) Reports” (to the extent applicable and warranted), and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item will be set forth in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 (subject to any extension provided by Exchange Act Rule 0-3), including under the headings “Executive Compensation”, “Directors Compensation”, “Outstanding Equity Awards at Fiscal Year-End”, “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” (to the extent required), and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item will be set forth under the heading “Voting Rights and Principal Stockholders” and “Equity Compensation Plan Information” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 (subject to any extension provided by Exchange Act Rule 0-3) and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be set forth in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 (subject to any extension provided by Exchange Act Rule 0-3), including under the headings “Certain Relationships and Related Transactions” and “Committees of the Board” - “Director Independence”, and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be set forth under the heading “Ratification of Appointment of Auditors” - “Audit Fees” in the Company’s 2024 Proxy Statement to be filed with the SEC within 120 days after December 31, 2023 (subject to any extension provided by Exchange Act Rule 0-3), and is incorporated herein by reference.

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

(3)	Exhibits

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Trxade Group, Inc.	S-1	333-234221	3.1	10/15/2019
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020	8-K	001-39199	3.1	2/13/2020
3.4	Certificate of Amendment of Certificate of Incorporation (changing name TRxADE HEALTH, INC.)	8-K	001-39199	3.1	5/28/2021
3.5	Form of Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	001-39199	3.1	6/15/2023
3.6	Certificate of Designation of Series B Preferred Stock	8-K	000-55218	3.1	06/26/2023
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock	8-K	000-55218	3.1	10/11/2023
3.8	Amended and Restated Bylaws of Trxade Group, Inc.	10-12G/A	000-55218	3.1	7/24/2014
3.9	Form of Common Stock Purchase Warrant	8-K	000-55218	4.2	10/7/2022
4.1	Description of Registered Securities	10-K	001-39199	4.1	3/27/2023
10.1***	Indemnification Agreement dated February 6, 2019 with Prashant Patel and Suren Ajjarapu	10-K	000-55218	10.1	3/22/2019
10.2***	Form of Indemnification Agreement entered into between Trxade Group, Inc. and its directors and certain officers	10-12G	000-55218	10.4	6/11/2014
10.3***	Employment Agreement between Trxade, Inc. and Prashant Patel dated May 24, 2013	10-12G/A	000-55218	10.6	7/24/2014
10.4***	First Amendment to Employment Agreement with Mr. Patel	8-K	001-39199	10.3	9/1/2022
10.5***	Second Amendment to Employment Agreement between Trxade, Inc. and Prashant Patel dated January 17, 2023 and effective September 1, 2022	8-K	001-39199	10.7	1/20/2023
10.6***	April 14, 2020 Executive Employment Agreement with Suren Ajjarapu	8-K	001-39199	10.4	4/16/2020
10.7***	First Amendment to Executive Employment Agreement with Suren Ajjarapu dated May 5, 2020	8-K	001-39199	10.2	5/7/2020
10.8***	Second Amendment to Employment Agreement with Mr. Ajjarapu	8-K	001-39199	10.3	9/1/2022
10.9***	Third Amendment to Employment Agreement between TRxADE HEALTH, Inc. and Suren Ajjarapu dated January 17, 2023 and effective September 1, 2022	8-K	001-39199	10.4	1/20/2023
10.10***	2014 Equity Incentive Plan	10-12G	000-55218	10.3	6/11/2014

10.11***	Second Amended and Restated Trxade Group, Inc. 2019 Equity Incentive Plan	8-K	001-39199	10.1	5/28/2021
10.12***	Form of Stock Option Agreement (April 2020 Grants to Employees) April 14, 2020	8-K	001-39199	10.2	4/16/2020
10.13***	Form of Restricted Stock Grant Agreement (Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel) April 14, 2020	8-K	001-39199	10.3	4/16/2020
10.14***	Restricted Stock Grant Agreement (Mr. Ajjarapu 2020 Performance Bonus)(Updated) May 5, 2020	8-K	001-39199	10.3	5/7/2020
10.15***	Form of First Amendment to Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement (April 2020 Grants to Employees; Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel Award)	8-K	001-39199	10.4	8/4/2020
10.16***	Form of Stock Option Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.6	8/14/2020
10.17***	Form of Restricted Stock Grant Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.7	8/14/2020
10.18***	Form of Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement	S-8	333-246318	10.8	8/14/2020
10.19***	Trxade Group, Inc. Independent Director Compensation Policy adopted April 14, 2020	10-Q	001-39199	10.1	7/27/2020
10.20	Membership Interest Purchase Agreement dated January 20, 2023, by and among Alliance Pharma Solutions, LLC, Wood Sage, LLC, as buyer, and TRxADE HEALTH, Inc., as seller	8-K	001-39199	10.1	1/23/2023
10.21	Membership Interest Purchase Agreement dated January 20, 2023, by and among Community Specialty Pharmacy, LLC, Wood Sage, LLC, as buyer, and TRxADE HEALTH, Inc., as seller	8-K	001-39199	10.2	1/23/2023
10.22	Voluntary Withdrawal and Release Agreement effective February 4, 2023, by and between TRxADE HEALTH, INC., SOSRx, LLC and Exchange Health, LLC	8-K	001-39199	10.1	2/7/2023
10.23	Agreement and Plan of Merger dated as of June 30, 2023, by and among TRxADE Health, Inc., Foods Merger Sub, Inc., and Superlatus Inc.	8-K	001-39199	2.1	6/30/2023
10.24	Stock Swap Agreement dated June 28, 2023, by and among TRxADE Health, Inc., Suren Ajjarapu and Prashant Patel	8-K	001-39199	10.1	6/30/2023
10.25	Amended and Restated Agreement and Plan of Merger, dated July 14, 2023 by and between TRxADE Health, Inc. and Superlatus, Inc.	8-K	001-39199	2.1	7/14/2023
10.26	Form of Lock-Up Agreement	8-K	001-39199	10.1	7/31/2023
10.27	Form of MEDS Shareholder Registration Rights Agreement for MEDS Rights	8-K	001-39199	10.2	7/31/2023
10.28	Asset Purchase Agreement, dated August 21, 2023, by and among Superlatus Inc., Perfect Day, Inc., and The Urgent Company, Inc.	8-K	001-39199	10.1	8/24/2023

10.29	Reserved
10.30	Supplier Agreement, dated October 9, 2023, by and among Superlatus PD Holding Company and Rainforest Distribution Corp.	8-K	001-39199	10.1	10/13/2023
10.31	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger by and between the Company, Superlatus Inc. and Foods Merger Sub Inc., dated January 8, 2024	8-K	001-39199	10.1	1/11/2024
10.32	Asset Purchase Agreement between Trxade, Inc., Micro Merchant Systems, Inc. and TRxADE HEALTH Inc. (for the limited purposes identified therein), dated February 16, 2024	8-K	001-39199	2.1	2/16/2024
10.33	Subscription Agreement, dated February 29, 2024 between Trxade, Inc. and Lafayette Energy Corp.	8-K	001-39199	10.1	3/6/2024
10.34	Stock Purchase Agreement, dated March 5, 2024 between TRxADE HEALTH Inc. and Superlatus Foods Inc.	8-K	001-39199	10.2	3/6/2024
14.1	Code of Ethics	10-K	000-55218	14.1	3/23/2015
16.1	Letter from MaloneBailey, LLP to the Securities and Exchange Commission dated September 14, 2023	8-K	001-39199	16.1	9/14/2023
19.1*	Insider Trading Policy					X
21.1*	List of Subsidiaries					X
23.1*	Consent of Independent Registered Accounting Firm					X
23.2	Consent of Independent Registered Accounting Firm					X
31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1**	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2**	Certification of Principal Accounting Officer Pursuant to Section 906` of the Sarbanes-Oxley Act					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRxADE HEALTH, INC.

Date: April 22, 2024		/s/ Suren Ajjarapu
	By:	Suren Ajjarapu, Chief Executive Officer (Principal Executive Officer)

Date: April 22, 2024		/s/ Prashant Patel
	By:	Prashant Patel (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Suren Ajjarapu	Chairman of the Board, Chief Executive Officer and Secretary	April 22, 2024
Suren Ajjarapu	(Principal Executive Officer)

/s/ Prashant Patel	Director, President, Principal Accounting Officer and Chief Operating Officer	April 22, 2024
Prashant Patel

/s/ Donald G. Fell	Director	April 22, 2024
Donald G. Fell

/s/ Jeff Newell	Director	April 22, 2024
Jeff Newell

/s/ Michael L. Peterson	Director	April 22, 2024
Michael L. Peterson

