Form 10-K/A
period 2023-12-31
TRxADE HEALTH, INC
filed 2024-05-03
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

As of May 3, 2024, there were 1,406,348 shares of common stock issued and outstanding.

Audit Firm ID	Auditor Name:	Auditor Location:
6866	CM3 Advisory	San Diego, California
00206	MaloneBailey, LLP	Houston, Texas

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Form 10-K/A”) amends the Annual Report on Form 10-K of TRxADE HEALTH, INC., a Delaware corporation (“Trxade,” “we,” “us,” the “registrant” or the “Company,” including our subsidiaries, as applicable), for the year ended December 31, 2023 that we originally filed with the Securities and Exchange Commission (the “SEC”) on April 22, 2024 (the “Original Filing”). We are filing this Form 10-K/A to provide the information required by Items 10, 11, 12, 13, and 14 of Part III of Form 10-K. We previously omitted this information from the Original Filing in reliance on General Instruction G(3) to Form 10-K. We hereby amend and restate in its entirety Part III of the Original Filing. Capitalized terms not otherwise defined in Part III of this Form 10-K/A shall have the same meanings assigned to those terms in Parts I and II of the Original Filing.

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

Except as set forth in this Form 10-K/A, this Form 10-K/A does not amend or otherwise update any other information in the Original Filing. Other than the information specifically amended and restated herein, this Form 10-K/A does not reflect events occurring after April 22, 2024, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with the Original Filing and with our filings with the SEC after the Original Filing.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Form 10-K/A contains statements that constitute forward-looking statements which are subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Some of the statements in this Form 10-K/A constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by the following words: “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These factors include those set forth below and those disclosed under “Risk Factors” in the Original Filing. Forward-looking statements in this Form 10-K/A may include, for example, statements about:

●	Risks related to our history of operating losses and that our operations may not become profitable;
●	Claims relating to alleged violations of intellectual property rights of others;
●	Technical problems with our websites;
●	Risks relating to implementing our acquisition strategies, and the risk that acquisitions will likely be dilutive to our stockholders and we may not realize the anticipated benefits of certain strategic transactions that we pursue or effect;
●	Our ability to manage our growth;
●	Negative effects on our operations associated with the opioid pain medication health crisis;
●	Regulatory and licensing requirement risks;
●	Risks related to changes in the U.S. healthcare environment;
●	The status of our information systems, facilities and distribution networks;
●	Risks associated with the operations of our more established competitors;
●	Regulatory changes;
●	Healthcare fraud;
●	Our ability to respond to general economic conditions, including financial market volatility and disruption, elevated levels of inflation, and declining economic conditions in the United States;
●	Changes in laws or regulations relating to our operations;
●	Privacy laws;
●	System errors;
●	Dependence on current management;
●	Our growth strategy; and
●	Other risks disclosed in the Original Filing under “Risk Factors.”

The forward-looking statements contained in this Form 10-K/A are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.

These risks and uncertainties include, but are not limited to, those factors described under the section of the Original Filing entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Form 10-K/A involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I — Item 1A. Risk Factors” in the Original Filing.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Form 10-K/A should not be regarded as a representation by us that our plans and objectives will be achieved.

We have based the forward-looking statements included in this Form 10-K/A on information available to us on the date of this Form 10-K/A, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Form 10-K/A, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the information of our directors and executive officers, including their age, as of May 3, 2024.

Name	Age	Positions and Offices Held with Company	Director Since
Suren Ajjarapu	53	Chairman of the Board, Chief Executive Officer and Secretary	01/2014
Prashant Patel	50	President, Chief Operating Officer, Interim Principal Financial/Accounting Officer and Director	01/2014
Donald G. Fell	78	Director	01/2014
Michael L. Peterson	62	Director	01/2023
Jeff Newell	66	Director	09/2022

The following is a brief description of the education and business experience of our current directors and executive officers:

Suren Ajjarapu, Chairman of the Board, Chief Executive Officer and Secretary

Mr. Ajjarapu has served as Chairman of the Board, Chief Executive Officer and Secretary since our acquisition of Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) (our predecessor company) on January 8, 2014, and as the Chairman of the Board, Chief Executive Officer and Secretary of Trxade Nevada since its inception. He has also served as Chairman and Chief Executive Officer of Kernel Group Holdings, Inc. (NASDAQ: KRNL), a special purpose acquisition company, since December 2022, served as Chairman and Chief Executive Officer of Oceantech Acquisitions I Corp. (NASDAQ: OTEC), a special purpose acquisition company, since March 2023, served as Chairman and Chief Executive Officer of PowerUp Acquisition Corp. (NASDAQ: PWUP), a special purpose acquisition company, since August 2023, and served as a director and the Chief Executive Officer of Integrated Wellness Acquisition Corp (NYSE: WEL), a special purpose acquisition company, since January 2024 and February 2024, respectively. Mr. Ajjarapu served as Chairman and Chief Executive Officer of Aesther Healthcare Acquisition Corp. (NASDAQ: AEHA), a special purpose acquisition company, from June 2021 until the completion of its initial business combination in February 2023. Mr. Ajjarapu now serves as a director of the post-combination company Ocean Biomedical, Inc. (NASDAQ: OCEA). Mr. Ajjarapu served as Chairman and Chief Executive Officer of Semper Paratus Acquisition Corporation (NASDAQ: LSGT), a special purpose acquisition company, from June 2023 until the completion of its initial business combination in February 2024. Mr. Ajjarapu now serves as a director of the post-combination company Tevogen Bio Holdings Inc. (NASDAQ: TVGN). Mr. Ajjarapu also serves as a director and the Chief Executive Officer of Danam Health, Inc. Mr. Ajjarapu has served on the board of directors of Kano Energy, Inc, which is involved in developing renewable natural gas sites in USA, since 2018. Mr. Ajjarapu has also served as Chairman of Feeder Creek Group, Inc., since March 2018. Feeder Creek Group, Inc. is a company involved in developing renewable natural gas sites in Iowa.

Mr. Ajjarapu was a Founder, Chief Executive Officer and Chairman of Sansur Renewable Energy, Inc., a company involved in developing wind power sites in the Midwest, United States, from 2009 to 2012. Mr. Ajjarapu was a Founder, President and Director of Aemetis, Inc., a biofuels company (AMTX.OB) and a Founder, Chairman and Chief Executive Officer of International Biofuels, a subsidiary of Aemetis, Inc., from 2006 to 2009. Mr. Ajjarapu was Co-Founder, Chief Operating Officer, and Director of Global Information Technology, Inc., an IT outsourcing and systems design company, headquartered in Tampa, Florida with major operations in India from 1995 to 2006. Mr. Ajjarapu holds an MS in Environmental engineering from South Dakota State University, Brookings, South Dakota, and an MBA from the University of South Florida, specializing in International Finance and Management. Mr. Ajjarapu is also a graduate of the Venture Capital and Private Equity program at Harvard University.

Prashant Patel, President, Chief Operating Officer, Interim Principal Financial/Accounting Officer and Director

Mr. Patel has served as our full-time President and Chief Operating Officer, and as a director, since our acquisition of TRxADE Nevada on January 8, 2014. Effective March 6, 2023, Mr. Patel, was appointed as Interim Principal Financial/Accounting Officer of the Company since March 2023. Mr. Patel also serves as a director, the President, and the Chief Operating Officer of Danam Health, Inc. Mr. Patel is a registered pharmacist and pharmaceutical consultant with over twenty years of experience in retail pharmacy and pharmaceutical logistics, and the founder of several pharmacies in the Tampa Bay, Florida area. Mr. Patel has been President and Member of Board of Directors of Trxade Nevada since August 2010. Since October 2008, Mr. Patel has been Managing Member of APAA LLC, a pharmacy and CEO of Pharmaceutical Returns Of America LLC, a pharmaceutical reverse distributor. Mr. Patel graduated from Nottingham University School of Pharmacy and practiced in the United Kingdom before obtaining his masters in Transport, Trade and Finance from Cass Business School, City University, United Kingdom.

Donald G. Fell, Director

Mr. Fell has served as an independent director of our company since January 2014. Mr. Fell has also served as a director of Kernel Group Holdings, Inc. (NASDAQ: KRNL), a special purpose acquisition company, since December 2022, served as a director of Oceantech Acquisitions I Corp. (NASDAQ: OTEC), a special purpose acquisition company, since March 2023, served as a director of PowerUp Acquisition Corp. (NASDAQ: PWUP), a special purpose acquisition company, since August 2023, and served as a director of Integrated Wellness Acquisition Corp (NYSE: WEL), a special purpose acquisition company, since February 2024. Mr. Fell served as a director of Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc. (NASDAQ: OCEA)), a special purpose acquisition company, from June 2021 until the completion of its initial business combination in February 2023. Mr. Fell served as a director of Semper Paratus Acquisition Corporation (n/k/a Tevogen Bio Holdings Inc. (NASDAQ: TVGN)), a special purpose acquisition company, from June 2023 until the completion of its initial business combination in February 2024.

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

Michael L. Peterson, Director

Mr. Peterson has served as an independent director of our company since January 2023 and previously served as a director of the Company from August 2016 to May 2021. Since December 2020, he has served as the Chief Executive Officer of Nevo Motors, Inc., a company that is commercializing low carbon emission trucks. Since January 2021, Mr. Peterson has served as a director of Indonesia Energy Corporation Limited (NYSE American: INDO). Mr. Peterson commenced serving as President, Chief Executive Officer and as a director of Lafayette Energy Corp. in April 2022. Mr. Peterson has served as the Chief Executive Officer of Trio Petroleum Corp. since October 2023 and formerly served as a director since July 2022. Mr. Peterson has also served as a director of Kernel Group Holdings, Inc. (NASDAQ: KRNL), a special purpose acquisition company, since December 2022, served as a director of Oceantech Acquisitions I Corp. (NASDAQ: OTEC), a special purpose acquisition company, since March 2023, served as a director of PowerUp Acquisition Corp. (NASDAQ: PWUP), a special purpose acquisition company, since August 2023, and served as a director of Integrated Wellness Acquisition Corp (NYSE: WEL), a special purpose acquisition company, since February 2024. Mr. Fell served as a director of Aesther Healthcare Acquisition Corp. (NASDAQ: AEHA), a special purpose acquisition company, from June 2021 until the completion of its initial business combination in February 2023. He now serves as a director of the post-combination company Ocean Biomedical, Inc. (NASDAQ: OCEA). Mr. Peterson served as a director of Semper Paratus Acquisition Corporation (n/k/a Tevogen Bio Holdings Inc. (NASDAQ: TVGN)), a special purpose acquisition company, from June 2023 until the completion of its initial business combination in February 2024. Mr. Peterson also serves as a director of Danam Health, Inc. since January 2024.

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

Jeff Newell, Director

Mr. Jeff Newell has served as an independent director of our company since September 2022. Mr. Newall has over forty years of experience in the healthcare industry. Since May 2003, Mr. Newell has served as the Chief Executive Officer of The Newell Group LLC, a healthcare consulting firm. Prior to that, from 2017 to 2021, he served as the Chief Executive Officer of Pharmacy Quality Solutions, a healthcare quality measuring and reporting company. He also previously served as the Vice President of Pharmacy Administration for Kmart Pharmacy/Sears Holding Corporation (2015-2017), a retail pharmacy and as Senior Vice President and Chief Compliance Officer for Millennium Long Term Care Pharmacy Systems (2012-2014), a long-term care pharmacy. Prior to that, he served in various other healthcare management roles, including serving as Chief Operating Officer of Quality Partners Rhode Island, a non-profit healthcare consulting group (2003-2011), in various roles, including as a Pharmacist, Corporate Analyst, Pharmacy Supervisor, Manager, and Director of Pharmacy Programs with CVS (1982-2003), and as a Co-Owner of, and Pharmacist with, Newell’s Pharmacy in New York (1980-1984). Throughout his career, Mr. Newell has served on many National, State and Local Boards, within the Healthcare Industry. Mr. Newell is retired and stays active within the industry through his consulting company (The Newell Group LLC). He consults with a select number of companies and individuals and leverages his expertise and vast network to drive improved performance. Mr. Newell is a member of the American Pharmacist Association and Rhode Island Pharmacist Association. He received his Bachelor of Science degree in Pharmacy from Albany College of Pharmacy & Health Sciences.

Other Directorships

No directors of the Company are also directors of issuers with a class of securities registered under Section 12 of the Exchange Act (or which otherwise are required to file periodic reports under the Exchange Act), except for Mr. Ajjarapu, Mr. Fell and Mr. Peterson as described above.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Election of Officers and Directors

Our executive officers are currently appointed by the Board of Directors (the “Board”) on an annual basis and serve until their successors are duly appointed and qualified, or until their earlier resignation or removal.

Our Board is currently composed of five directors. Our directors are elected by the Company’s shareholders on an annual basis and serve until their successors are duly elected and qualified, or until their earlier resignation or removal.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and holders of more than 10% of our common stock to file reports with the SEC regarding their ownership and changes in ownership of our securities.

Other than as reported below, and based solely upon a review of those reports and written representations provided to us by all of our directors and executive officers, we believe that during the year ended December 31, 2023, our directors, executive officers and greater than 10% stockholders timely filed all reports they were required to file under Section 16(a).

Michael L. Peterson, a director, filed a Statement of Changes in Beneficial Ownership report on Form 4 on January 20, 2023 reporting the receipt of a stock award and a stock option. That Form 4 was filed after its prescribed due date.

Suren Ajjarapu, our Chairman of the Board, Chief Executive Officer and Secretary, did not timely file one Statement of Changes in Beneficial Ownership report on Form 4, resulting in the untimely disclosure of a stock grant awarded in 2023.

Prashant Patel, our President, Chief Operating Officer, Interim Principal Financial/Accounting Officer and a director, did not timely file one Statement of Changes in Beneficial Ownership report on Form 4, resulting in the untimely disclosure of a stock grant awarded in 2023.

Each of Mr. Fell and Mr. Peterson, who serve on the Board, did not timely file a Statement of Changes in Beneficial Ownership report on Form 4 reporting a grant on or about April 13, 2023 of 12,222 shares of common stock for services rendered to the Company. And, Jeff Newell, a director of the Company, did not timely file a Statement of Changes in Beneficial Ownership report on Form 4 reporting a grant on or about April 13, 2023 of 14,056 shares of common stock for services rendered to the Company.

During our 2023 fiscal year each of Messrs. Fell, Peterson, and Newell were granted 10,000 shares with immediate vesting to recognize the significant additional work for various financing, sales, acquisitions, operations and restructuring activities evaluated and / or effected by the Company during, and each did not timely file a Statement of Changes in Beneficial Ownership report on Form 4 reporting their respective grant

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our directors, officers and employees. The Code of Ethics will be available for review in print, without charge, to any stockholder who requests a copy by writing to us at TRxADE HEALTH, Inc., 2420 Brunello Trace Lutz, FL 33558, Attention: Investor Relations. Each of our directors, employees and officers are required to comply with the Code of Ethics.

The Code of Ethics was filed as Exhibit 14.1 to the Annual Report on Form 10-K which we filed with the SEC on March 23, 2015.

We intend to disclose any amendments to our Code of Ethics and any waivers with respect to our Code of Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website at https://trxadehealth.com/investors/ and also in a Current Report on Form 8-K, as required, within four business days following the date of such amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Ethics to any such officers or employees. The inclusion of our website address in this Form 10-K/A does not include or incorporate by reference the information on our website into this Form 10-K/A.

Corporate Governance

Audit Committee

Our Audit Committee, which is comprised exclusively of independent directors, currently consists of Michael L. Peterson (chair), Donald G. Fell and Jeff Newell. The Audit Committee has been established by the Board to oversee our accounting and financial reporting processes and the audits of our financial statements.

The Board has selected the members of the Audit Committee based on the Board’s determination that the members are financially literate (as required by Nasdaq rules) and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition and results of operations.

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

The Audit Committee Charter was filed as Exhibit 99.1 to the Current Report on Form 8-K which we filed with the SEC on October 28, 2019.

Risk Oversight

Effective risk oversight is an important priority of the Board. Because risks are considered in virtually every business decision, the Board discusses risk throughout the year generally or in connection with specific proposed actions. The Board’s approach to risk oversight includes understanding the critical risks in the Company’s business and strategy, evaluating the Company’s risk management processes, allocating responsibilities for risk oversight, and fostering an appropriate culture of integrity and compliance with legal responsibilities.

The Board exercises direct oversight of strategic risks to the Company. The Audit Committee reviews and assesses the Company’s processes to manage business and financial risk and financial reporting risk. It also reviews the Company’s policies for risk assessment and assesses steps management has taken to control significant risks. The Compensation Committee oversees risks relating to compensation programs and policies. In each case management periodically reports to our Board or relevant committee, which provides guidance on risk assessment and mitigation. The Nominating and Corporate Governance Committee recommends the slate of director nominees for election to the Company’s Board, identifies and recommends candidates to fill vacancies occurring between annual stockholder meetings, reviews, evaluates and recommends changes to the Company’s Corporate Governance Guidelines, and establishes the process for conducting the review of the Chief Executive Officer’s performance.

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

Compensation Committee Interlocks and Insider Participation

The current members of the Compensation Committee are Donald G. Fell (chair), Jeff Newell, and Michael L. Peterson, who are each independent members of our Board. No member of the Compensation Committee is an employee or a former employee of the Company. During 2023, none of our executive officers (A) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Compensation Committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; (B) served as a director of another entity, one of whose executive officers served on the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of the Company; or (C) served as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as a director of the Company.

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

2023 Summary Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2023 and 2022.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)*	Option Awards ($)*	All Other Compensation ($)		Total ($)
Suren Ajjarapu	2022	$354,231	(1)	-	60,000	$-	16,647	(3)	$414,230
Chairman of the Board, Chief Executive Officer, and Secretary	2023	$360,000		-	243,075	$-	24,934		$628,009

Prashant Patel	2022	$147,038	(2)	-	10,000	$-	-		$157,038
President, Chief Operating Officer, Interim Principal Financial/ Accounting Officer and Director	2023	$150,000		-	43,650	$-	-		$193,650

Does not include perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is more than $10,000.

*	Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of restricted shares and option awards are set forth in the Critical Accounting Estimates as disclosed in our Consolidated Financial Statements for the year ended December 31, 2023. The amount reported in this column reflects the accounting cost for these awards and does not correspond to the actual economic value that may be received by the officer upon the vesting of the restricted shares, the exercise of the stock options, or any sale of the underlying shares of common stock.

(1)	The amount shown reflects compensation under an employment agreement with the Company.

(2)	The amount shown reflects compensation under an at will employment agreement with the Company.

(3)	Represents the car allowance of $1,000 per month and a disability insurance policy paid for by the Company.

No Named Executive Officer received any Non-Equity Incentive Plan Compensation or Nonqualified Deferred Compensation Earnings for the periods presented.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information as of December 31, 2023 concerning unexercised options, unvested stock and equity incentive plan awards for each of the executive officers named in the Summary Compensation Table.

Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Restricted stock unvested as of 12/31/2023	Market value of restricted stock(1)
Suren Ajjarapu	5/13/2019	1,111	-	-	$39.60	05/13/2029	-	$2,192,499

Prashant Patel	5/13/2019	1,111	-	-	$39.60	05/13/2029	-	$2,645,400

(1)	Based upon the closing stock price of $3.47 on December 31, 2023.

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

Pursuant to the terms of the agreement, Mr. Ajjarapu’s annual compensation package includes (1) a base salary of $360,000 per year ($300,000 for the 2020 fiscal year), subject to annual increases as determined in the sole discretion of the Compensation Committee, and as discussed below (the “Base Salary”), and (2) a performance bonus equal to up to 100% of his Base Salary each year, based on the Company meeting certain performance metrics as determined from time to time by the Compensation Committee and Mr. Ajjarapu (“Performance Metrics”). Additionally, in the event that Mr. Ajjarapu meets at least 70% of the requirements for any annual performance bonus, as determined in the reasonable discretion of the Compensation Committee of the Board (which requirement was met for the 2020 fiscal year, and which salary was automatically increased), Mr. Ajjarapu’s Base Salary is increased by 20%. Mr. Ajjarapu is eligible for the Base Salary increase on an annual basis, with such increases being cumulative. Such increases in Base Salary do not require an amendment to the agreement. Mr. Ajjarapu’s performance bonus metrics include specific company performance goals and objectives, including revenue goals, app downloads, and net operating income milestones, as may be modified or added to from time to time with the mutual approval of Mr. Ajjarapu and the Compensation Committee. The determination of whether the Performance Metrics have been met are determined in the reasonable discretion of the Compensation Committee, no later than 90 days after (a) December 31, 2020, in connection with the 2020 Performance Metrics; and (b) the end of such calendar year for subsequent years. For the year ended December 31, 2020, Mr. Ajjarapu was awarded 49,020 shares of restricted common stock (the “2020 Restricted Stock”), valued at $372,062, based on the closing sales price of the Company’s common stock on the effective date of grant, which vested in full. Mr. Ajjarapu may also receive additional bonuses awarded from time to time in the discretion of the Board and/or Compensation Committee and the Board (in cash, options or other forms of equity) or the Compensation Committee may waive or change the performance metrics associated with his performance bonus in their discretion. Mr. Ajjarapu’s compensation under his employment agreement may be increased from time to time, by the Compensation Committee, or the Board (with the recommendation of the Compensation Committee), which increases do not require the entry into an amended employment agreement. Mr. Ajjarapu is also paid an automobile allowance of $1,000 per month during the term of the agreement and is eligible to participate in our stock option plan and other benefit plans.

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

In the event that Mr. Ajjarapu’s employment is terminated for any reason (not including, however, a termination by us for “cause” or a termination as a result of Mr. Ajjarapu’s death or disability) during the twelve month period following a Change of Control (a “Change of Control Termination”) or in anticipation of a Change of Control, we are required to pay Mr. Ajjarapu, within 60 days following the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of his current base salary and the amount of the last bonus payable to Mr. Ajjarapu (the “Change of Control Payment”), which amount is due within 60 days of the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control. If Mr. Ajjarapu’s employment terminates due to a Change of Control Termination within six (6) months prior to a Change of Control, it will be deemed to be “in anticipation of a Change of Control” for all purposes. In addition, in the event of a Change of Control, all of Mr. Ajjarapu’s equity-based compensation immediately vests to Mr. Ajjarapu and any outstanding stock options held by Mr. Ajjarapu can be exercised by Mr. Ajjarapu until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances, provided that if Mr. Ajjarapu’s employment ends in anticipation of a Change of Control and such equity-based compensation awards or stock options have previously expired pursuant to their terms, the Company is required to pay Mr. Ajjarapu a lump sum payment, payable on the same date as the Change of Control Payment, equal to the Black Scholes value of the expired and unexercised equity compensation awards and stock options held by Mr. Ajjarapu on the date of termination, based on the value of such awards had they been exercisable through the end of their stated term and had not previously expired. “Change of Control” for the purposes of the agreement means: (a) any person obtaining beneficial ownership representing more than 50% of the total voting power represented by our then outstanding voting securities without the approval of not fewer than two-thirds of our Board; (b) a merger or consolidation of us whether or not approved by our Board, other than a merger or consolidation that would result in our voting securities immediately prior thereto continuing to represent at least 50% of the total voting power outstanding immediately after such merger or consolidation, (c) our stockholders approving a plan of complete liquidation or an agreement for the sale or disposition by us of all or substantially all of our assets, or (d) as a result of the election of members to our Board, a majority of the Board consists of persons who are not members of the Board on April 14, 2020, except in the event that such slate of directors is proposed by a committee of the Board or the Board; provided that if the definition of “Change of Control” in our Stock Incentive Plans or Equity Compensation Plans is more favorable than the definition above, then such definition shall be controlling.

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

See also “2022 Reduced Officer Compensation” and “2023 Increased Officer Compensation” below.

Prashant Patel, President, Chief Operating Officer and Interim Principal Financial/Accounting Officer

In 2016, the Company entered into an at-will employment agreement with Mr. Prashant Patel, our President, with an annual salary of $125,000 and a possible $50,000 performance bonus payable at the discretion of the Board or Compensation Committee. In January 2017, Mr. Patel suspended his executive salary through June 30, 2017, a period of six months. Mr. Patel resumed his salary on July 1, 2017. In January 2018, Mr. Patel’s salary was amended to $150,000 per annum. The annual bonus payable to Mr. Patel is based upon his performance and the Company’s attainment of objectives established by the Board or Compensation Committee of the Board and is payable at the discretion of the Board or Compensation Committee. With respect to any subjective milestones, the determination of whether executive has attained the mutually agreed upon milestones for the bonus shall be reasonably determined by the Board or the Compensation Committee. Mr. Patel is further able to receive bonuses from time to time in the discretion of the Board and/or the Compensation Committee in cash, options or other forms of equity. Mr. Patel’s compensation under his employment agreement may be increased from time to time, by the Compensation Committee, or the Board (with the recommendation of the Compensation Committee), which increases do not require the entry into an amended employment agreement.

See also “2022 Reduced Officer Compensation” and “2023 Increased Officer Compensation” below.

2022 Reduced Officer Compensation

Effective September 1, 2022, the Board and Compensation Committee, with the approval of each of the following officers, agreed to reduce the annual cash compensation payable to Suren Ajjarapu, Prashant Patel, and Janet Huffman, in an effort to conserve cash.

Specifically, effective beginning on September 1, 2022, the cash salaries of the officers set forth below were reduced in the following amounts, applied pro rata for the 2022 fiscal year, which reductions in salary remained in place until January 1, 2023 (further described below):

Officer	Position with Company	Reduced Cash Salary	Shares of Common Stock In Lieu of Reduced Cash Salary
Suren Ajjarapu	Chief Executive Officer and Secretary	$60,000	51,724
Prashant Patel	President, Chief Operating Officer and Interim Principal Financial/ Accounting Officer	$10,000	8,620
Janet Huffman(1)	Former Chief Financial Officer	$25,000	21,551

(1)	Effective February 27, 2023, Ms. Janet Huffman, the Company’s former Chief Financial Officer notified the Company of the termination of her Offer Letter dated February 3, 2022. Effective March 1, 2023, Ms. Huffman also transitioned from Chief Financial Officer to a consulting relationship with the Company. Effective March 6, 2023, Prashant Patel, a member of the Board, the President and the Chief Operating Officer of the Company, was appointed as Interim Principal Financial/Accounting Officer of the Company.

In lieu of the reduced cash salary payable to each officer, the Board and Compensation Committee agreed to issue such officers shares of the Company’s common stock as set forth in the table above under “Shares of Common Stock In Lieu of Reduced Cash Salary,” equal to the amount of reduced cash salary set forth in the table above, divided by the closing sales price of the Company’s common stock on Nasdaq on August 31, 2022, the date approved by the Board.

The shares of common stock issuable to the officers, vested at the rate of 1/4th of such shares on each of September 30, 2022, October 31, 2022, November 30, 2022, and December 31, 2022, subject to each applicable officer’s continued service to the Company on such dates and subject to the restricted stock award agreements entered into evidence such awards.

The reductions in officer compensation were documented by amendments to the employment agreements with each officer. Mr. Ajjarapu’s agreement also clarified that any severance payment paid to Mr. Ajjarapu under the terms of his employment agreement, described above, would reduce any Change of Control Payment payable to Mr. Ajjarapu under the terms of his agreement, as amended.

The reductions in cash salary discussed above were implemented in order for the Company to conserve cash and reduce its cash operating expenses.

All of the awards discussed above were issued under the Company’s Second Amended and Restated 2019 Equity Incentive and all restricted stock awards discussed above were evidenced by Restricted Stock Grant Agreements.

2023 Increased Officer Compensation

Effective January 1, 2023, the Board and the Compensation Committee, increased the annual salaries of each of Mr. Ajjarapu, Mr. Patel and Ms. Huffman to the levels of their salaries prior to the September 1, 2022 decreases discussed above. Mr. Ajjarapu’s annual salary was increased back to $360,000 per year, Mr. Patel’s annual salary was increased back to $150,000 per year. There were no changes made to terms of the restricted stock shares discussed above.

The increases in officer salaries were documented by amendments to the employment agreements with each officer. The amendments also clarified that the equity compensation issuable to each officer was additional compensation and not specifically a result of the reduction in salaries effective on September 1, 2022, and that the amount of reduced salary from September 1, 2022 to December 31, 2022 was forgiven by each officer.

Compensation Recovery and Clawback Policies

The Board has adopted a Clawback Policy (the “Clawback Policy”) designed to comply with Section 10D of the Exchange Act of 1934, the rules promulgated thereunder, and the listing standards of the national securities exchange on which the Company’s securities are listed. The Clawback Policy is included as Exhibit 97.1 to this Form 10-K/A.

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

Director Compensation

Summary Independent Director Compensation Table

The following table provides information regarding all compensation awarded to, earned by or paid to each person who served as a non-executive director of the Company for some portion or all of 2023. Other than as set forth in the table and described more fully below, the Company did not pay any fees, make any equity or non-equity awards, or pay any other compensation, to its non-employee directors. All compensation paid to its employee directors is set forth in the tables summarizing executive officer compensation above.

Name	Fees Earned or paid in cash	Stock Awards*	Option Awards	All Other Compensation	Total

Donald G. Fell(1)	$48,677	$100,000	$-	$-	$148,677
Charles L. Pope(2)	$-	$-	$-	-	$-
Jeff Newell (3)	$30,375	$108,250	$-	-	$138,625
Michael L. Peterson (4)	$41,250	$100,000	$55,000	-	$196,250
Candice Beaumont (5)	$-	$-	$-	-	$-

* Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of restricted shares and option awards are set forth in the Critical Accounting Estimates as disclosed in our Consolidated Financial Statements for the year ended December 31, 2023. The amount reported in this column reflects the accounting cost for these awards and does not correspond to the actual economic value that may be received by the director upon the vesting of the restricted shares, the exercise of the stock options, or any sale of the underlying shares of common stock.

(1) Stock awards for fiscal year 2023 include an annual stock award of 12,222 shares and a one-time award of 10,000 shares with immediate vesting to each Board member to recognize the significant additional work related to various financing, sales, acquisitions, operations, and restructuring activities of the Company. At December 31, 2023, Mr. Fell had 2,245 vested stock options and 0 unvested shares of restricted stock.

(2) Mr. Pope resigned from the Board effective January 3, 2023. Mr. Pope did not receive any fees or other compensation for serving on the Board during a portion of 2023.

(3) Stock awards for fiscal year 2023 include an annual stock award of 14,056 shares and a one-time award of 10,000 shares with immediate vesting to each Board member to recognize the significant additional work related to various financing, sales, acquisitions, operations, and restructuring activities of the Company. At December 31, 2023, Mr. Newell had 0 vested stock options and 0 unvested shares of restricted stock.

(4) Stock awards for fiscal year 2023 include an annual stock award of 12,222 shares and a one-time award of 10,000 shares with immediate vesting to each Board member to recognize the significant additional work related to various financing, sales, acquisitions, operations, and restructuring activities of the Company. At December 31, 2023, Mr. Peterson had 3,078 vested stock options and 4,167 unvested shares of restricted stock

(5) Ms. Beaumont was appointed to the Board on July 31, 2023 and then resigned from the Board effective April 10, 2024. Ms. Beaumont did not receive any fees or other compensation for serving on the Board during a portion of 2023.

Independent Director Compensation Policy

Each independent member of the Board is to receive an annual grant of restricted common stock of the Company equal to $55,000 in value, on April 1st of each year (or such date thereafter as the awards are approved by the Board), and valued on such same date, based on the closing sales price on such date (or the first business day thereafter), which restricted stock awards will vest at the rate of 1/4th of such awards over the following four calendar quarters, subject to such directors continued service to the Company.

The Company has also entered into an indemnification agreement with each member of the Board.

2023 Independent Director Compensation

Effective on August 13, 2023, the Board approved the issuance of 24,444 shares of common stock of the Company to each of Mr. Fell and Mr. Peterson for services rendered to the Company during fiscal 2023, which shares were valued at $110,000. The Board also approved the issuance of 14,056 shares of common stock of the Company to Jeff Newell for services rendered during fiscal 2023, which were valued at $63,250 based on the most recent close price of the Company’s common stock on the date approved by the Board. The shares vest at the rate of 1/4th of such shares immediately on the grant date, and 1/4th of such shares on each of October 1, 2023, January 1, 2024 and April 1, 2024, subject to each applicable independent director’s continued service to the Company on such dates. Additionally, the Board approved 10,000 shares with immediate vesting to each Board member to recognize the significant additional work for various financing, sales, acquisitions, operations restructuring.

All of the awards discussed above were issued under the Company’s Second Amended and Restated 2019 Plan and all restricted stock awards discussed above were evidenced by Restricted Stock Grant Agreements.

Changes in Independent Director Cash Compensation

Also on August 31, 2022, in an effort to conserve cash for operations, the Board approved a reduction in the annual cash retainer payable to independent members of the Board from $35,000 per year to $26,750 per year, effective as of September 1, 2022. However, effective January 1, 2023, the annual cash retainer payable to each independent member of the Board was increased back to $35,000.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of May 3, 2024 by (i) each Named Executive Officer, (ii) each member of our Board, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person. The address of each person is deemed to be the address of the Company unless otherwise noted.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of May 3, 2024, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The percentages are based upon 1,406,348 shares of our common stock outstanding as of May 3, 2024.

Beneficial ownership as set forth below is based on our review of our record stockholders list and public ownership reports filed by certain stockholders of the Company and may not include certain securities held in brokerage accounts or beneficially owned by the stockholders described below.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of May 3, 2024, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 2420 Brunello Trace, Lutz, FL 33558. All of the securities reported below are common stock shares as we do not currently have any other outstanding classes of stock that can be converted to common shares.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Directors and Named Executive Officers:
Suren Ajjarapu, Chairman, CEO (1)	210,103	14.94%
Prashant Patel, Director, COO, and President (2)	176,687	12.56%
Donald G. Fell, Director (3)	39,663	2.82%
Michael L. Peterson, Director	42,159	3.00%
Jeff Newell, Director	43,798	3.11%
Candace Beaumont, Director	—	—%

All executive officers, directors and director nominees as a Group (six persons)	512,410	36.44%

Greater than 5% Stockholders
Timothy Alford	136,441	9.70%
Annapurna Gundlapalli	95,000	6.76%
Nitesh Patel	87,265	6.21%
Hudson Global Ventures, LLC (4)	68,487	4.87%

* Less than 1%.

(1) Includes (i) 82,643 shares owned directly by Mr. Ajjarapu, (ii) 3,449 shares owned by Mr. Ajjarapu’s wife, which Mr. Ajjarapu claims beneficial ownership of, (iii) 34,844 shares owned by the Surendra Ajjarapu Revocable Trust of 2007, which Mr. Ajjarapu claims beneficial ownership of, as Trustee, (iv) 89,167 shares owned by the Sandhya Ajjarapu Revocable Trust of 2007, which Mr. Ajjarapu claims beneficial ownership of, as Trustee, and which shares Mr. Ajjarapu is therefore deemed to beneficially own, and (v) options to purchase 1,111 shares of common stock granted in 2019, that are exercisable within 60 days of May 3, 2024.

(2) Includes (i) 112,242 shares owned directly by Mr. Patel, (ii) 27,778 shares owned by Rina Patel, Mr. Patel’s wife, which Mr. Patel claims beneficial ownership of, (iii) 36,667 shares owned by the Patel Trust; and (iv) options to purchase 1,111 shares of common stock granted in 2019, that are exercisable within 60 days of May 3, 2024, which Mr. Patel claims beneficial ownership of, as Trustee.

(3) Includes 2,245 shares of common stock issuable upon the exercise of stock options that are exercisable within 60 days of May 3, 2024.

(4) Does not include 137 shares of Series C preferred stock, which are not convertible into common stock within 60 days of May 3, 2024.

Change of Control

The Company is not aware of any arrangements which may at a subsequent date result in a change of control of the Company.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	26,229	$43.04	123,094
Equity compensation plans not approved by security holders	-	$0.00	-
Total	26,229	$43.04	123,094

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

Administration. The 2014 Stock Plan is administered by the Company’s Board and the Compensation Committee of the Board.

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

Plan Limit. The 2014 Stock Plan had no remaining shares reserved for issuance as of the date of this Form 10-K/A.

Second Amended and Restated 2019 Equity Incentive Plan

On May 27, 2021, the stockholders of the Company approved and ratified the Company’s Second Amended and Restated 2019 Equity Incentive Plan (the “2019 Plan”). The 2019 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to any limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board (or the Compensation Committee) may take into account the nature of the services rendered by such person, his or her present and potential future contribution to the Company’s success, and such other factors as the Board (or the Compensation Committee) in its discretion shall deem relevant. Incentive stock options granted under the 2019 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Nonqualified (non-statutory stock options) granted under the 2019 Plan are not intended to qualify as incentive stock options under the Code.

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

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the 2019 Plan is (i) two million (2,000,000) shares of common stock, and (ii) an annual increase on April 1st of each calendar year, beginning in 2021 (provided that no increase was approved in 2021 or 2022) and ending in 2029 (each a “Date of Determination”), in each case subject to the approval and determination of the Administrator on or prior to the applicable Date of Determination, equal to the lesser of (A) ten percent (10%) of the total shares of Common Stock of the Company outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Administrator (the “Share Limit”), also known as an “evergreen” provision. Notwithstanding the above, no more than 25 million shares of shares of common stock may be issuable upon exercise of incentive stock options granted under the plan. In June 2023 our shareholders approved an amendment to the 2019 Plan to increase the number of shares of common stock reserved under the 2019 Plan by 2,000,000 additional shares. The shares reserved under the 2019 Plan (and outstanding awards under the 2019 Plan) were proportionally reduced to give effect to the 1-for-15 reverse stock split effected by the Company in June 2023. As of the date of this Form 10-K/A, a total of 123,094 shares of common stock remain available for awards under the 2019 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed or otherwise disclosed above under “Executive Compensation”, which information is incorporated by reference where applicable in this “Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions since the beginning of the 2023, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for 2022 and 2023, and in which any related person had or will have a direct or indirect material interest (other than compensation described above under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Related Persons

On April 1, 2023, and July 1, 2023, the Company entered into a relationship with Scietech, LLC (“Scietech”) in an independent contractor agreement to consult on increasing sales on the Integra Pharma Solutions, LLC (“IPS”) and Trxade, Inc. platforms. The agreement was for an annual fee of $400,000 to be split equally between IPS and Trxade, Inc. A 31% investor in Scietech is the spouse of the interim CFO, Prashant Patel, which qualifies as a related party. The company was chosen because they were the most qualified to perform the desired qualifications.

On September 14, 2023, the Company issued a promissory note to Danam Health, Inc. (the “Danam Note”) in the amount of $300,000. The Company received a deposit of $200,000 on September 14, 2023, and an additional deposit of $100,000 on October 13, 2023. The Danam Note accrues interest at 0% per annum and is due and payable no later than 30 days after a change in control of borrower, as defined in the note agreement. As of December 31, 2023, the balance of the Danam Note was $50,000.

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

The committee will only approve a related party transaction if the committee determines that the terms of the related party transaction are beneficial and fair (including fair from a financial point of view) to the Company and are lawful under the laws of the United States. In the event multiple members of the committee are deemed a related party, the related party transaction will be considered by the disinterested members of the Board in place of the committee.

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

Director Independence

The Board annually determines the independence of each director and nominee for election as a director, as defined in the listing standards of Nasdaq and applicable laws. The Board makes these determinations in accordance with Nasdaq’s listing standards for the independence of directors and the SEC’s rules.

In assessing director independence, the Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between the Company and each director and between the Company and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

The Board has affirmatively determined that each of Donald G. Fell, Michael L. Peterson and Jeff Newell are independent. Due to the fact that Mr. Suren Ajjarapu serves as our Chief Executive Officer and Mr. Prashant Patel serves as our President and interim Chief Financial officer, such persons are not independent. A majority of the Board is comprised of independent directors.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the fees billed by CM3 Advisory, our independent registered public accounting firm, for audit and non-audit services rendered to us in 2023, commencing from their appointment on September 14, 2023 as our independent registered public accounting firm. The table also shows the fees billed by MaloneBailey LLP, our former independent registered public accounting firm, for audit and non-audit services rendered to us in 2022 and through the date of their dismissal on September 13, 2023. These fees are categorized as audit fees and all other fees.

	Year Ended December 31,
	2023	2022
Independent Registered Public Accounting Firm Fees
Audit fees	$180,691	$98,950
Audit-related fees	-	-
Tax fees	-	-
All other fees	$9,309	$61,600
Total fees	$190,000	$160,550

Audit Fees. This category includes the aggregate fees and expenses billed for professional services rendered for the audits of the Company’s consolidated financial statements for the fiscal years ended December 31, 2023 and 2022, for reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q during those fiscal years and for services that are normally provided by the independent registered public accounting firm and affiliates in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees. This category would include the aggregate fees billed for audit-related services by the independent registered public accounting firm that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees.”

Tax Fees. This category would include the aggregate fees billed for professional services rendered by the independent registered public accounting firm for tax compliance and tax planning.

All Other Fees. This category includes the aggregate fees billed for products and services provided by the independent registered public accounting firm that are not reported above under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” The fees incurred during 2023 relate to the Company’s filing of Form S-1.

Audit Committee Pre-Approval Policy

The Audit Committee is required to pre-approve the audit and (unless the de minimus exception of applicable law permits) non-audit services performed by the independent registered public accounting firm in order to assure that the provision of such services does not impair the independent registered public accounting firm’s independence. Unless a type of service to be provided by the independent registered certified public accounting firm has received general pre-approval, it will require specific pre-approval by the Audit Committee. For the fiscal years ended December 31, 2023 and 2022, all fees associated with the independent registered public accounting firm’s services were pre-approved by the Audit Committee.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member or members to whom such authority is delegated will report any pre-approval decisions to the Audit Committee at its next scheduled meeting. The Audit Committee does not delegate its responsibilities to pre-approve services performed by the independent registered public accounting firm to management.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

Exhibits

			Incorporated by Reference
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Filed/Furnished Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Trxade Group, Inc.	S-1	333-234221	3.1	10/15/2019
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020	8-K	001-39199	3.1	2/13/2020
3.4	Certificate of Amendment of Certificate of Incorporation (changing name TRxADE HEALTH, INC.)	8-K	001-39199	3.1	5/28/2021
3.5	Form of Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	001-39199	3.1	6/15/2023
3.6	Certificate of Designation of Series B Preferred Stock	8-K	000-55218	3.1	06/26/2023
3.7	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock	8-K	000-55218	3.1	10/11/2023
3.8	Amended and Restated Bylaws of Trxade Group, Inc.	10-12G/A	000-55218	3.1	7/24/2014
3.9	Form of Common Stock Purchase Warrant	8-K	000-55218	4.2	10/7/2022
4.1	Description of Registered Securities	10-K	001-39199	4.1	3/27/2023
10.1***	Indemnification Agreement dated February 6, 2019 with Prashant Patel and Suren Ajjarapu	10-K	000-55218	10.1	3/22/2019
10.2***	Form of Indemnification Agreement entered into between Trxade Group, Inc. and its directors and certain officers	10-12G	000-55218	10.4	6/11/2014
10.3***	Employment Agreement between Trxade, Inc. and Prashant Patel dated May 24, 2013	10-12G/A	000-55218	10.6	7/24/2014
10.4***	First Amendment to Employment Agreement with Mr. Patel	8-K	001-39199	10.3	9/1/2022
10.5***	Second Amendment to Employment Agreement between Trxade, Inc. and Prashant Patel dated January 17, 2023 and effective September 1, 2022	8-K	001-39199	10.7	1/20/2023
10.6***	April 14, 2020 Executive Employment Agreement with Suren Ajjarapu	8-K	001-39199	10.4	4/16/2020
10.7***	First Amendment to Executive Employment Agreement with Suren Ajjarapu dated May 5, 2020	8-K	001-39199	10.2	5/7/2020
10.8***	Second Amendment to Employment Agreement with Mr. Ajjarapu	8-K	001-39199	10.3	9/1/2022
10.9***	Third Amendment to Employment Agreement between TRxADE HEALTH, Inc. and Suren Ajjarapu dated January 17, 2023 and effective September 1, 2022	8-K	001-39199	10.4	1/20/2023
10.10***	2014 Equity Incentive Plan	10-12G	000-55218	10.3	6/11/2014

10.11***	Second Amended and Restated Trxade Group, Inc. 2019 Equity Incentive Plan	8-K	001-39199	10.1	5/28/2021
10.12***	Form of Stock Option Agreement (April 2020 Grants to Employees) April 14, 2020	8-K	001-39199	10.2	4/16/2020
10.13***	Form of Restricted Stock Grant Agreement (Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel) April 14, 2020	8-K	001-39199	10.3	4/16/2020
10.14***	Restricted Stock Grant Agreement (Mr. Ajjarapu 2020 Performance Bonus)(Updated) May 5, 2020	8-K	001-39199	10.3	5/7/2020
10.15***	Form of First Amendment to Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement (April 2020 Grants to Employees; Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel Award)	8-K	001-39199	10.4	8/4/2020
10.16***	Form of Stock Option Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.6	8/14/2020
10.17***	Form of Restricted Stock Grant Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.7	8/14/2020
10.18***	Form of Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement	S-8	333-246318	10.8	8/14/2020
10.19***	Trxade Group, Inc. Independent Director Compensation Policy adopted April 14, 2020	10-Q	001-39199	10.1	7/27/2020
10.20	Membership Interest Purchase Agreement dated January 20, 2023, by and among Alliance Pharma Solutions, LLC, Wood Sage, LLC, as buyer, and TRxADE HEALTH, Inc., as seller	8-K	001-39199	10.1	1/23/2023
10.21	Membership Interest Purchase Agreement dated January 20, 2023, by and among Community Specialty Pharmacy, LLC, Wood Sage, LLC, as buyer, and TRxADE HEALTH, Inc., as seller	8-K	001-39199	10.2	1/23/2023
10.22	Voluntary Withdrawal and Release Agreement effective February 4, 2023, by and between TRxADE HEALTH, INC., SOSRx, LLC and Exchange Health, LLC	8-K	001-39199	10.1	2/7/2023
10.23	Agreement and Plan of Merger dated as of June 30, 2023, by and among TRxADE Health, Inc., Foods Merger Sub, Inc., and Superlatus Inc.	8-K	001-39199	2.1	6/30/2023
10.24	Stock Swap Agreement dated June 28, 2023, by and among TRxADE Health, Inc., Suren Ajjarapu and Prashant Patel	8-K	001-39199	10.1	6/30/2023
10.25	Amended and Restated Agreement and Plan of Merger, dated July 14, 2023 by and between TRxADE Health, Inc. and Superlatus, Inc.	8-K	001-39199	2.1	7/14/2023
10.26	Form of Lock-Up Agreement	8-K	001-39199	10.1	7/31/2023
10.27	Form of MEDS Shareholder Registration Rights Agreement for MEDS Rights	8-K	001-39199	10.2	7/31/2023
10.28	Asset Purchase Agreement, dated August 21, 2023, by and among Superlatus Inc., Perfect Day, Inc., and The Urgent Company, Inc.	8-K	001-39199	10.1	8/24/2023

10.29	Reserved
10.30	Supplier Agreement, dated October 9, 2023, by and among Superlatus PD Holding Company and Rainforest Distribution Corp.	8-K	001-39199	10.1	10/13/2023
10.31	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger by and between the Company, Superlatus Inc. and Foods Merger Sub Inc., dated January 8, 2024	8-K	001-39199	10.1	1/11/2024
10.32	Asset Purchase Agreement between Trxade, Inc., Micro Merchant Systems, Inc. and TRxADE HEALTH Inc. (for the limited purposes identified therein), dated February 16, 2024	8-K	001-39199	2.1	2/16/2024
10.33	Subscription Agreement, dated February 29, 2024 between Trxade, Inc. and Lafayette Energy Corp.	8-K	001-39199	10.1	3/6/2024
10.34	Stock Purchase Agreement, dated March 5, 2024 between TRxADE HEALTH Inc. and Superlatus Foods Inc.	8-K	001-39199	10.2	3/6/2024
14.1	Code of Ethics	10-K	000-55218	14.1	3/23/2015
16.1	Letter from MaloneBailey, LLP to the Securities and Exchange Commission dated September 14, 2023	8-K	001-39199	16.1	9/14/2023
19.1	Insider Trading Policy	10-K	001-39199	19.1	4/22/2024
21.1	List of Subsidiaries	10-K	001-39199	21.1	4/22/2024
23.1	Consent of Independent Registered Accounting Firm	10-K	001-39199	23.1	4/22/2024
23.2	Consent of Independent Registered Accounting Firm	10-K	001-39199	23.2	4/22/2024
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	10-K	001-39199	31.1	4/22/2024
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	10-K	001-39199	31.2	4/22/2024
31.3*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.4*	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	10-K	001-39199	32.1	4/22/2024
32.2	Certification of Principal Accounting Officer Pursuant to Section 906` of the Sarbanes-Oxley Act	10-K	001-39199	32.2	4/22/2024
97.1*	Form of Clawback Policy					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.

**	Furnished herewith.

***	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRxADE HEALTH, INC.

Date: May 3, 2024		/s/ Suren Ajjarapu
	By:	Suren Ajjarapu, Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2024		/s/ Prashant Patel
	By:	Prashant Patel (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Suren Ajjarapu	Chairman of the Board, Chief Executive Officer and Secretary	May 3, 2024
Suren Ajjarapu	(Principal Executive Officer)

/s/ Prashant Patel	Director, President, Principal Accounting Officer and Chief Operating Officer	May 3, 2024
Prashant Patel

/s/ Donald G. Fell	Director	May 3, 2024
Donald G. Fell

/s/ Jeff Newell	Director	May 3, 2024
Jeff Newell

/s/ Michael L. Peterson	Director	May 3, 2024
Michael L. Peterson

