Form 10-Q
period 2024-03-31
TRxADE HEALTH, INC
filed 2024-06-26
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39199

TRxADE HEALTH, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6308 Benjamin Rd, Suite 708 Tampa, Florida	33634
(Address of principal executive offices)	(Zip code)

(800) 261-0281

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value Per Share	MEDS	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

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

There were 1,406,348 shares of the registrant’s common stock outstanding on June 26, 2024 and 16,049 shares of preferred stock outstanding.

TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended March 31, 2024

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

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in this Quarterly Report and in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and Part II, Item 1A. “Risk Factors” in the Annual Report for the period ending December 31, 2023, filed with the Securities and Exchange Commission (SEC) on April 22, 2024. Readers of this Quarterly Report on Form 10-Q should also read our other periodic filings made with the SEC and other publicly filed documents for further discussion regarding such factors.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRxADE HEALTH, INC.

Condensed Consolidated Balance Sheets

March 31, 2024 and December 31, 2023

(Unaudited)

	March 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash	$3,498,812	$361
Accounts receivable, net	6,937	8,492
Inventory	5,372	968
Prepaid expenses	174,230	50,724
Notes receivable	1,300,000	1,300,000
Other receivables	9,041,465	1,224,702
Current assets of discontinued operations	-	167,816
Total current assets	14,026,816	2,753,063
Property, plant and equipment, net	7,000	7,500
Deposits	22,039	10,531
Investments	2,500,000	-
Operating lease right-of-use assets	183,414	191,216
Noncurrent assets of discontinued operations	-	9,570,603
Total assets	$16,739,269	$12,532,913

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$953,098	$1,497,225
Accrued liabilities	493,398	163,521
Other current liabilities	5,441	67,831
Contingent funding liabilities	-	1,246,346
Lease liability - current	32,608	32,595
Warrant liability	1,466,842	736,953
Current liabilities of discontinued operations	-	7,811,884
Total current liabilities	2,951,387	11,556,355
Lease liability, net of current portion	168,976	176,909
Noncurrent liabilities of discontinued operations	-	257,296
Total liabilities	3,120,363	11,990,560

Commitments and contingencies

Stockholders’ equity (deficit):
Series A preferred stock, $0.00001 par value; 9,211,246 shares authorized; none issued and outstanding as of both March 31, 2024 and December 31, 2023	-	-
Series B preferred stock, $0.00001 par value; 787,754 shares authorized; 15,759 shares issued and outstanding as of both March 31, 2024 and December 31, 2023	-	-
Series C preferred stock, $0.00001 par value; 1,000 shares authorized; 290 shares issued and outstanding as of both March 31, 2024 and December 31, 2023	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 1,406,348 and 905,008 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	14	9
Additional paid-in capital	38,289,871	33,788,284
Accumulated deficit	(24,670,979)	(33,245,940)
Total stockholders’ equity	13,618,906	542,353
Total liabilities and stockholders’ equity	$16,739,269	$12,532,913

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Condensed Consolidated Statements Of Operations

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues	$-	$493,316
Cost of sales	-	420,097
Gross profit	-	73,219

Operating expenses:
Wage and salary expense	223,172	203,401
Professional fees	179,553	135,954
Accounting and legal expense	339,047	248,216
Technology expense	53,859	43,717
General and administrative	4,700,840	248,021
Total operating expenses	5,496,471	879,309
Operating loss	(5,496,471)	(806,090)

Non-operating income (expense):
Change in fair value of warrant liability	(729,889)	79,891
Interest income	62,921	4,198
Loss on disposal of asset	(374,968)	(352,244)
Interest expense	(98,515)	(62,392)
Total non-operating expense	(1,140,451)	(330,547)
Net loss from continuing operations	(6,636,922)	(1,136,637)
Net income on discontinued operations	27,882,955	458,684
Net income(loss)	$21,246,033	$(677,953)

Net loss per common share from continuing operations
Basic	$(6.40)	$(1.69)
Diluted	$(6.40)	$(1.69)
Net income per common share from discontinued operations
Basic	$26.89	$0.68
Diluted	$22.01	$0.68
Net income/(loss)
Basic	$20.49	$(1.01)
Diluted	$16.77	$(1.01)
Weighted average common shares outstanding
Basic	1,036,756	670,716
Diluted	1,266,977	670,716

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2024, and 2023

(Unaudited)

	Series B		Series C		Common		Additional		Non-controlling	Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Interests in	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiaries	Equity
Balances at December 31, 2022	-	$-	-	$-	626,247	$6	$20,482,666	$(19,719,536)	$(420,269)	$342,867
Common stock issued for services	-	-	-	-	14,362	-	63,486	-	-	63,486
Disposition of assets, related party	-	-	-	-	-	-	-	492,030	420,269	912,299
Warrants exercised for cash	-	-	-	-	40,116	1	6	-	-	7
Options expense	-	-	-	-	-	-	14,434	-	-	14,434
Net loss	-	-	-	-	-	-	-	(677,953)	-	(677,953)
Balances at March 31, 2023	-	$-	-	$-	680,725	$7	$20,560,592	(19,905,459)	$-	$655,140

Balances at December 31, 2023	15,759	$-	290	$-	905,008	$9	$33,788,284	(33,245,940)	$-	$542,353
Cash dividends paid	-	-	-	-	-	-	-	(12,671,072)	-	(12,671,072)
Common stock issued for services	-	-	-	-	470,482	5	4,450,914	-	-	4,450,919
Options exercised for cash	-	-	-	-	2,371	-	9,840	-	-	9,840
Warrants exercised for cash	-	-	-	-	28,487	-	16,567	-	-	16,567
Options expense	-	-	-	-	-	-	24,266	-	-	24,266
Net income	-	-	-	-	-	-	-	21,246,033	-	21,246,033
Balances at March 31, 2024	15,759	$-	290	$-	1,406,348	$14	$38,289,871	$(24,670,979)	$-	$13,618,906

The accompanying notes are an integral part of the unaudited consolidated financial statements

TRxADE HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(6,636,922)	$(1,136,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	500	2,821
Options expense	24,266	14,434
Common stock issued for services	4,450,919	63,486
Adjustment to allowance for bad debt	-	(32,074)
Amortization of right of use assets	7,803	49,498
Changes in operating assets and liabilities:
Accounts receivable, net	1,555	52,761
Prepaid expenses and deposits	(135,013)	(22,866)
Inventory	(4,404)	(6,672)
Other receivables	(7,816,763)	-
Lease liability	(7,920)	(47,359)
Accounts payable	(544,127)	(166,887)
Accrued liabilities	329,876	(210,844)
Current liabilities	(62,390)	161,648
Warrant liability	729,889	(79,891)
Net cash used in operating activities from continuing operations	(9,662,731)	(1,358,582)
Net cash (used in) provided by operating activities from discontinued operations	(526,942)	427,051
Net cash used in operating activities	(10,189,673)	(931,531)
Cash flows from investing activities:
Investment in securities	(2,500,000)	(87,072)
Net cash used in investing activities from continuing operations	(2,500,000)	(87,072)
Net cash provided by investing activities from discontinued operations	29,932,589	420,269
Net cash provided by investing activities	27,432,589	333,197
Cash flows from financing activities:
Repayment of contingent liability	(1,246,346)	(143,750)
Cash dividends paid	(12,671,072)	-
Proceeds from sale of future revenue	-	825,000
Proceeds from exercise of warrants	16,567	7
Proceeds from exercise of options	9,840	-
Net cash (used in) provided by financing activities from continuing operations	(13,891,011)	681,257
Net cash used in financing activities from discontinued operations	(5,000)	-
Net cash (used in) provided by financing activities	(13,896,011)	681,257
Net change in cash	3,346,905	82,923
Cash at beginning of period	151,907	1,111,156
Cash at end of period	$3,498,812	$1,194,079

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-Cash Transactions
Other receivable pursuant to disposition	$7,500,000	$-
Insurance premium financed	$-	$224,055
Note issued as SOSRx contribution	$-	$500,000
Disposition of assets, related party	$-	$492,030

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Overview

TRxADE HEALTH, INC. (“we”, “our”, “Trxade”, and the “Company”) owns, as of March 31, 2024, 100% of Trxade, Inc., Integra Pharma Solutions, LLC, Bonum Health, Inc., and Bonum Health, LLC.

During the year ended December 31, 2023 and a portion of the quarter ended March 31, 2024, Trxade, Inc., operated a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Integra Pharma Solutions, LLC (“IPS” d.b.a. Trxade Prime), is a licensed pharmaceutical wholesaler and sells brand, generic and non-drug products to customers. IPS customers include all healthcare markets including government organizations, hospitals, clinics and independent pharmacies nationwide.

On January 20, 2023, the Company entered into Membership Interest Purchase Agreements to sell 100% of the outstanding membership interests of the Company’s former subsidiaries, Community Specialty Pharmacy, LLC (“CSP”) and Alliance Pharma Solutions, LLC (“APS” d.b.a DelivMeds). The Company will receive consideration in the amount of $125,000 for APS and $100,000 for CSP. The Company also agreed to enter into a Master Service Agreement to operate the businesses prior to closing. Additional amounts owed to the Company as a result of this Master Service Agreement totaled $1,075,000 as of the closing date of August 22, 2023 (see Note 3 and Note 7).

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

On July 31, 2023 , the Company completed its acquisition of Superlatus in accordance with the terms and conditions of the Merger Agreement (the “Merger”), pursuant to which the Company acquired Superlatus by way of a merger of the Merger Sub with and into Superlatus, with Superlatus being a wholly owned subsidiary of the Company and the surviving entity in the Merger.

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

Not all of the closing conditions of the Merger Agreement were met. As a result, the Company entered into Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger (the “Amendment”) on January 8, 2024. Under the terms of the Amendment, the merger consideration to the shareholders of Superlatus was adjusted to the aggregate of 136,441 shares of common stock of the Company, representing 19.99% of the total issued and outstanding common stock of the Company after the consummation of the Merger and 15,759 shares of Company’s Series B Preferred Stock, with a conversion ratio of 100 shares of Series B Preferred Stock to one share of common stock. At Closing, the value of the common stock was $7.30 per share, resulting in a total value of $12,500,089. Additionally, the shareholders of Superlatus agreed to surrender back to the Company 291,096 shares of the Company’s Series B Preferred Stock. As described below, in March 2024 the Company divested of its interest in Superlatus.

Dispositions

On February 16, 2024, the Company, together with Trxade, Inc., and Micro Merchant Systems, Inc. (“MMS”) entered into an asset purchase agreement (the “APA”) under which MMS agreed to purchase for cash substantially all of the assets of Trxade, Inc. On February 16, 2024, the parties consummated the closing of the transactions contemplated by the APA. Trxade, Inc. operated a web-based market platform designed to enable trading among healthcare buyers and sellers of pharmaceuticals, accessories and services. The purchase price paid at closing was $22,660,182 Pursuant to the terms and conditions of the APA, because MMS received $1,600,000 or greater in certain collections from third parties resulting from any products or services sold, or provided, by the business assets and operations acquired from Trxade, Inc. during the period ending on the four-month anniversary of the closing date, Trxade, Inc. was due an additional $7,500,000 payment from MMS. The Company received the $7,500,000 in May 2024 (see Note 19).

On March 5, 2024, the Company entered in a Stock Purchase Agreement (“SPA”) with Superlatus Foods Inc. (the “Buyer”). Pursuant to the SPA, the Company sold all of the issued and outstanding stock of Superlatus Inc., to the Buyer. The $1.00 purchase price for the Stock was delivered to the Company at the closing, which occurred simultaneously with the execution of the SPA. As a result of the transaction Superlatus is no longer a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus became rights and obligations of Buyer.

See Note 3 for further detail on the dispositions.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements of TRxADE HEALTH, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 22, 2024.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2023, as reported in the Company’s Annual Report on Form 10-K have been omitted.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the three months ended March 31, 2024 and 2023 include the valuation of intangible assets, including goodwill, and gain (losses) on dispositions.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosure of significant expenses that are regularly reported to the chief operating decision maker and the nature of segment expense information used to manage operations. The new guidance is effective for all public companies for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will adopt the new standard in annual reporting period beginning after December 15, 2023 and is currently evaluating the impacts of the new guidance on its disclosure within the financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The new guidance requires disaggregated information about the effective tax rate reconciliation and additional information on taxes paid that meet a quantitative threshold. The new guidance is effective for public companies for annual reporting periods beginning after December 15, 2024, and for non-public companies for annual reporting periods beginning after December 15, 2025, with early adoption permitted for both. The Company will adopt the new standard in annual reporting period beginning after December 15, 2025, and is currently evaluating the impacts of the new guidance on its disclosures within the consolidated financial statements.

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

Other Receivables

As of March 31, 2024 and December 31, 2023, other receivables are $9,041,465 and $1,224,702. As of March 31, 2024, other receivables included the $7,500,000 payment due from MMS related to the Trxade disposition, which was received in May 2024.

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

The Company did not record an indefinite-lived intangible asset impairment charge for the three months ended March 31, 2024 and 2023.

Investments

The Company accounts for investments that it does not control using the cost method, equity method or fair value method, as applicable. Investments in companies in which the Company owns less than a 20% equity interest and where it does not exercise significant influence over the operating and financial policies of the investee are accounted for using the cost method of accounting. The Company periodically reviews the carrying value of these investments to determine if there has been an other-than-temporary decline in fair value below carrying value. A variety of factors are considered when determining if a decline in fair value below carrying value is other-than-temporary, including, among others, the financial condition and business prospects of the investee, as well as the Company’s investment intent. Cost method investments are carried at cost, which approximates or is less than fair value. Dividends received by the Company are recognized in equity (losses) earnings of affiliates, net of tax on the consolidated statements of operations.

On February 29, 2024, the Company’s wholly owned subsidiary Trxade, Inc. entered into a Subscription Agreement (the “Subscription Agreement”) with Lafayette Energy Corp., a Delaware corporation (“Lafayette”). Pursuant to the Subscription Agreement, Trxade, Inc. will, in two equal tranches, invest a total of up to $5,000,000 in Lafayette in exchange for up to 2,000,000 shares of Lafayette’s newly created Series A Convertible Preferred Stock, with the second tranche becoming payable only upon Trxade, Inc.’s receipt of notice that Lafayette has successfully drilled its first oil and gas well and produced at least one hundred (100) barrels of oil. Mr. Michael Peterson is a director of the Company as well as the CEO of Lafayette and a member of Lafayette’s board of directors. This relationship was disclosed to the Company’s Board of Directors and the audit committee of the Board of Directors prior to, and at the time that the terms of the Subscription Agreement and the transaction effected thereby were approved by the Board of Directors as a whole and the members of the audit committee.

As of March 31, 2024, the Company’s investment in Lafayette was $2,500,000. The Company determined there was no impairment necessary as of March 31, 2024.

Income (loss) Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of March 31, 2024, we had 190,242 outstanding warrants to purchase shares of common stock, 15,759 shares of Series B preferred stock, 290 shares of Series C preferred stock and 23,930 options to purchase shares of common stock.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2024	2023
Numerator:
Net loss from continuing operations	$(6,636,922)	$(1,136,637)
Net income on discontinued operations	27,882,955	458,684
Net income/(loss)	$21,246,033	$(677,953)
Denominator:
Denominator for EPS – weighted average shares
Basic	1,036,756	670,716
Diluted	1,266,977	670,716
Net loss per common share from continuing operations
Basic	$(6.40)	$(1.69)
Diluted	$(6.40)	$(1.69)
Net income per common share from discontinued operations
Basic	$26.89	$0.68
Diluted	$22.01	$0.68
Net income/(loss)
Basic	$20.49	$(1.01)
Diluted	$16.77	$(1.01)

Income taxes

The Company’s provision for income taxes was $0 for the three months ended March 31, 2024, and $0 for the three and months ended March 31, 2023, respectively. The income tax provisions for these three-month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which the Company operates. For all periods presented, the Company utilized net operating loss carryforwards to offset the impact of any taxable income. The Company’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, utilization of deferred and the effect of permanent differences and adjustments.

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

As of March 31, 2024, the Company had an accumulated deficit of $24,670,979. However, after the Company’s MMS disposition, the Company had $3,498,812 in cash. Furthermore, the Company received $7,500,000 in May 2024 pertaining to the final payment of the MMS disposition. The Company believes that its cash as of the issuance date of these consolidated financial statements will be sufficient to meet its funding requirements during the next 12 months.

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

The Urgent Company, Inc.

On September 27, 2023, the Company entered into an Asset Purchase Agreement (“APA”) with The Urgent Company, Inc. (“TUC”) and its wholly owned subsidiaries, pursuant to which, the Company was assigned certain inventory and property and equipment and assumed certain operating leases for consideration of $4,400,000 in promissory notes (“Purchase Price”, see Note 11). Subsequent to December 31, 2023, we divested our interest in The Urgent Company, LLC

The transaction was accounted for as an asset acquisition pursuant to FASB ASC Topic 805. As the acquirer for accounting purposes, the Company allocated the cost of the asset acquisition to the assets acquired and liabilities assumed as of the acquisition date based on their respective relative fair value as of the date of the transaction.

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

Dispositions and Divestitures

Alliance Pharma Solutions, LLC and Community Specialty Pharmacy, LLC

On August 22, 2023, the Company and Wood Sage, LLC (“Wood Sage”) entered into a Membership Interest Purchase Agreement, pursuant to which the Company sold 100% of the membership interest in Alliance Pharma Solutions, LLC (“ASP MIPA”) for consideration of a $125,000 promissory note (“ASP Sale Price”) and a Membership Interest Purchase Agreement, pursuant to which the Company sold 100% of the membership interest in Community Specialty Pharmacy, LLC (“CSP MIPA”) in exchange for a $100,000 promissory note (“CSP Sale Price”). As a result, the results of APS and CSP were classified as discontinued operations in our condensed statements of operations and excluded from both continuing operations and segment results for the three months ended March 31, 2023.

As part of recognizing the business as held for sale in accordance with U.S. GAAP, the Company was required to measure APS and CSP at the lower of its carrying amount or fair value less cost to sell. As a result of this analysis, during the year ended December 31, 2023, the Company recognized a non-cash, pre-tax loss on disposal of $3,300,225. The loss is included in “Net loss from discontinued operations” in the consolidated statements of operations. The loss was determined by comparing the fair value of the consideration received for the sale of a 100% interest in APS and CSP with the net assets of APS and CSP, respectively, immediately prior to the transaction.

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

Trxade, Inc.

On February 16, 2024, the Company, together with Trxade, Inc., a wholly owned subsidiary of the Company, and Micro Merchant Systems, Inc. (“MMS”) entered into an asset purchase agreement (the “APA”) under which MMS agreed to purchase for cash substantially all of the assets of Trxade, Inc. On February 16, 2024, the parties consummated the closing of the transactions contemplated by the APA. Trxade, Inc. The purchase price paid at closing was $22,660,182. Subject to the terms and conditions of the APA, if, during the period beginning on the closing date and ending on the four-month anniversary of the closing date, MMS receives $1,600,000 or greater in certain collections from third parties resulting from any products or services sold, or provided, by the business assets and operations acquired from Trxade, Inc., Trxade, Inc. would receive an additional $7,500,000 payment from MMS. The Company received $7,500,000 in May 2024.

The Trxade, Inc. APA was accounted for a business disposition in accordance with ASC 810-40-40-3A. As of February 16, 2024, the Company no longer consolidated the assets, liabilities, revenues and expenses of Trxade, Inc. The components of the disposition are as follows:

Cash received from MMS	$22,660,182
Other receivable from MMS	7,500,000
Total fair value of consideration received	$30,160,182

Carrying amount of assets and liabilities
Cash	$76,821
Accounts receivable, net	719,876
Prepaid expenses	55,397
Property, plant and equipment, net	45,655
Operating lease right-of-use assets	12,277
Accounts payable	(347,000)
Accrued liabilities	(5,269)
Other current liabilities	(26,244)
Lease liability - current	(1,556)
Notes payable, current portion	(45,000)
Lease liability, net of current portion	(10,720)
Total carrying amount of assets and liabilities	474,236

Gain on disposition of business	$29,685,946

The gain on disposition of business of $29,685,946 was included in income from discontinued operations, net of tax in the consolidated statements of operations.

Superlatus Inc.

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

The Superlatus Inc. SPA was accounted for a business disposition in accordance with ASC 810-40-40-3A. As of March 5, 2024, the Company no longer consolidated the assets, liabilities, revenues and expenses of Superlatus Inc.. The components of the disposition are as follows:

Fair value of consideration received	$1
Total fair value of consideration received	$1

Carrying amount of assets and liabilities
Cash	$151,546
Property, plant and equipment, net	223,080
Intangible assets, net	8,962,688
Operating lease right-of-use assets	325,995
Purchase price payable	(350,000)
Accounts payable	(224,137)
Accrued liabilities	(173,436)
Notes payable, current portion	(6,480,000)
Lease liability - current	(105,567)
Lease liability, net of current portion	(221,428)
Notes payable	(25,000)
Total carrying amount of assets and liabilities	2,083,743

Loss on disposition of business	$(2,083,742)

The loss of disposition of business of $2,083,742 was included in income from discontinued operations, net of tax in the consolidated statements of operations.

Discontinued Operations

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations for the three months ended March 31, 2024 and 2023. The results of the discontinued operations for the three months ended March 31, 2024 and 2023 consist of the following:

	TRX		Superlatus		SOSRx		CSP		APS		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,		March 31,		March 31,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Revenues	$970,808	$1,443,177	$-	$-	$-	$-	$-	$311,257	$-	$-	$970,808	$1,754,434
Cost of sales	-	-	-	-	-	-	-	270,573	-	-	-	270,573
Gross profit	970,808	1,443,177	-	-	-	-	-	40,684	-	-	970,808	1,483,861
											-	-
Operating expenses:											-	-
Wage and salary expense	551,983	529,327	-	-	-	-	-	173,171	-	-	551,983	702,498
Professional fees	15,385	1,233	-	-	-	-	-	724	-	1,750	15,385	3,707
Technology expense	86,660	180,824	-	-	-	-	-	3,567	-	5,177	86,660	189,568
General and administrative	36,029	113,245	-	-	-	146	-	14,223	-	1,790	36,029	129,404
Total operating expenses	690,057	824,629	-	-	-	146	-	191,685	-	8,717	690,057	1,025,177
Operating income (loss)	280,751	618,548	-	-	-	(146)	-	(151,001)	-	(8,717)	280,751	458,684
											-	-
Non-operating income (expense):											-	-
Gain (loss) on dispositions	29,685,946	-	(2,083,742)	-	-	-	-	-	-	-	27,602,204	-
Total non-operating income (expense)	29,685,946	-	(2,083,742)	-	-	-	-	-	-	-	27,602,204	-
Net income (loss) on discontinued operations	$29,966,697	$618,548	$(2,083,742)	$-	$-	$(146)	$-	$(151,001)	$-	$(8,717)	$27,882,955	$458,684

NOTE 4- RELATED PARTY TRANSACTIONS

On November 21, 2023, but effective September 14, 2023, the Company issued a promissory note to Danam Health, Inc. (the “Danam Note”) in the amount of $300,000. Danam Health, Inc. prepaid $250,000 prior to the execution date. The Danam Note did not accrue interest. As of December 31, 2023, the balance of the Danam Note was $50,000. The Danam Note was fully paid off in February 2024.

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

At March 31, 2024, total related party debt was $0.

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

Revenues for the Company’s services that are billed monthly are recognized and invoiced at the beginning of the month. Revenues for one-time services are recognized at the point in time when services are rendered.

Payment terms for products and services are generally 0 to 60 days and the Company has no contract assets or liabilities.

The following table presents disaggregated revenue by major product and service categories during the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
Product revenues
Pharmaceutical product resale	$-	$476,356
Packaged food resale	-	-
Total product revenue	$-	$476,356

Service revenue
Transaction fee income	-	-
Data service fee income	-	-
SaaS fee income	-	16,960
Total service revenue	$-	$16,960

Total revenue	$-	$493,316

NOTE 6 – INVENTORY

Inventory value is determined using the weighted average cost method and is stated at the lower of cost or net realizable value. As of March 31, 2024 and December 31, 2023, inventory was comprised of the following:

	March 31,	December 31,
	2024	2023
Raw materials	$-	$-
Finished goods	5,372	968
Inventory	$5,372	$968

NOTE 7 – NOTES RECEIVABLE

On August 22, 2023, the Company received a Promissory Note (the “Wood Sage Note”) in the amount of $1,300,000 to Wood Sage, LLC and entered into the APS MIPA and CSP MIPA for the Company to sell APS and CSP and entered into a Master Service Agreement (“Wood Sage MSA”). The Wood Sage Note bears no interest and is due and payable within thirty days of a change in control, as defined by the Wood Sage Note, of the borrower. As of both March 31, 2024 and December 31, 2023, the outstanding balance of the Wood Sage Note was $1,300,000 and $1,300,000, respectively.

NOTE 8 – INTANGIBLE ASSETS

As of March 31, 2024 and December 31, 2023, intangible assets, net consisted of the following:

	March 31,	December 31,
	2024	2023
Developed technology	$-	$9,777,478
Total Costs		9,777,478

Accumulated amortization	-	(814,790)
Net	$-	$8,962,688

Weighted average useful life (years) - 5

The intangible assets were sold to Superlatus Foods Inc. on March 5, 2024 per a Stock Purchase Agreement (see Note 3).

NOTE 9 – OTHER CURRENT LIABILITIES

As of March 31, 2024 and December 31, 2023, other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023
Insurance refunds payable	$-	$62,390
Other payables	5,441	5,441
Other current liabilities	$5,441	$67,831

NOTE 10 – CONTINGENT FUNDING LIABILITIES

On December 13, 2023, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third party agreed to fund the Company $150,000 to purchase $214,500 of future receivables. The Company also paid $7,500 as a one-time origination fee in connection with the Receivables Agreement. This agreement was fully paid off in February 2024.

On November 22, 2023, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third party agreed to fund the Company $275,000 to purchase $393,250 of future receivables. The Company also paid $13,750 as a one-time origination fee in connection with the Receivables Agreement. This agreement was fully paid off in February 2024.

On October 25, 2023, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “Receivables Agreement”). Pursuant to the Receivables Agreement, the third party agreed to fund the Company $1,200,000 to purchase $1,728,000 of future receivables. The Company also paid $60,000 as a one-time origination fee in connection with the Receivables Agreement. This agreement was fully paid off in February 2024.

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

Under ASC 470, amounts recorded as debt are to be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining period. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of March 31, 2024, and December 31, 2023, the total contingent funding liability was $0 and $1,246,346 respectively, and the effective interest rate was approximately 0% and 31%, respectively. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the funding source will decrease the contingent funding liability balance accordingly.

NOTE 11 – NOTES PAYABLE

On November 17, 2023, the Company issued promissory notes to Moku Foods, Inc. (the “Moku Foods November 2023 Note”) in the amount of $50,000. The promissory note accrues interest at 11.5% per annum, compounded monthly and is payable upon demand at any time after November 30, 2023. As of December 31, 2023, the balance of the Moku Foods November 2023 Note was $50,000. The Company has accrued interest of $945 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold all of its equity shares of Superlatus Inc. to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On October 16, 2023, the Company issued promissory notes to Moku Foods, Inc. (the “Moku Foods October 2023 Note”) in the amount of $150,000. The promissory note accrues interest at 11.5% per annum, compounded monthly and is payable upon demand at any time after October 31, 2023. As of December 31, 2023, the balance of the Moku Foods October 2023 Note was $150,000. The Company has accrued interest of $4,300 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold all of its equity shares of Superlatus Inc. to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On September 27, 2023, the Company issued promissory notes to Perfect Day, Inc. (the “Perfect Day Note”) in the amount of $4,400,000 as consideration for the TUC APA (see Note 3). The promissory notes do not accrue interest and are payable upon demand at any time after October 31, 2023. The entire aggregate, unpaid principal sum of the note is immediately due and payable upon the occurrence of a change in control, as defined in the agreement. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold all of its equity shares of Superlatus Inc. to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On November 21, 2023, but effective September 14, 2023, the Company issued a promissory note to Danam Health, Inc. (the “Danam Note”) in the amount of $300,000. Danam Health, Inc. prepaid $250,000 prior to the execution date. The Danam Note did not accrue interest. As of December 31, 2023, the balance of the Danam Note was $50,000. The Danam Note was fully paid off in February 2024.

On June 16, 2023, the Company issued a secured debenture to Eat Well Investment Group, Inc. (the “Eat Well June 2023 Note”) in the amount of $1,150,000 for the purchase of Sapientia, a wholly-owned subsidiary of Superlatus. The Eat Well June 2023 Note is secured by 100% of the membership interests in Sapientia. The Eat Well June 2023 Note began accruing interest at 12% per annum, compounded monthly, as of October 31, 2023. The Eat Well June 2023 Note matured on December 31, 2023. As of December 31, 2023, the balance of the Eat Well June 2023 Note was $1,150,000. The Company has accrued interest of $23,063 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold all of its equity shares of Superlatus Inc. to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On February 8, 2023, Sapientia, a wholly-owned subsidiary of Superlatus, entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well February 2023 Note”) in the amount of $25,000. The Eat Well February 2023 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures February 7, 2025. As of December 31, 2023, the balance of the Eat Well February 2023 Note was $25,000. The Company has accrued interest of $418 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold all of its equity shares of Superlatus Inc. to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On September 14, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well September 2022 Note”) in the amount of $50,000. The Eat Well September 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures September 13, 2024. As of December 31, 2023, the balance of the Eat Well September 2022 Note was $50,000. The Company has accrued interest of $1,212 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold all of its equity shares of Superlatus Inc. to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On July 26, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well July 26, 2022 Note”) in the amount of $35,000. The Eat Well July 26, 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures July 25, 2024. As of December 31, 2023, the balance of the Eat Well July 26, 2022 Note was $35,000. The Company has accrued interest of $938 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold all of its equity shares of Superlatus Inc. to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On July 12, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well July 12, 2022 Note”) in the amount of $25,000. The Eat Well July 12, 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures July 11, 2024. As of December 31, 2023, the balance of the Eat Well July 12, 2022 Note was $25,000. The Company has accrued interest of $688 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold all of its equity shares of Superlatus Inc. to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On March 15, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well March 2022 Note”) in the amount of $100,000. The Eat Well March 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures March 14, 2024. As of December 31, 2023, the balance of the Eat Well March 2022 Note was $100,000. The Company has accrued interest of $3,361 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold all of its equity shares of Superlatus Inc. to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On February 1, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well February 2022 Note”) in the amount of $100,000. The Eat Well February 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures February 1, 2024. As of December 31, 2023, the balance of the Eat Well February 2022 Note was $100,000. The Company has accrued interest of $3,576 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold all of its equity shares of Superlatus Inc. to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On January 20, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well January 2022 Note”) in the amount of $20,000. The Eat Well January 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures January 20, 2024. As of December 31, 2023, the balance of the Eat Well January 2022 Note was $20,000. The Company has accrued interest of $728 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold all of its equity shares of Superlatus Inc. to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On December 24, 2021, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well December 2021 Note”) in the amount of $100,000. The Eat Well December 2021 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matured December 24, 2023. As of December 31, 2023, the balance of the Eat Well December 2021 Note was $100,000. The Company has accrued interest of $3,776 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold all of its equity shares of Superlatus Inc. to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On November 10, 2021, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well November 2021 Note”) in the amount of $50,000. The Eat Well November 2021 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matured November 10, 2023. As of December 31, 2023, the balance of the Eat Well November 2021 Note was $50,000. The Company has accrued interest of $2,001 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold all of its equity shares of Superlatus Inc. to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On August 18, 2021, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well August 2021 Note”) in the amount of $250,000. The Eat Well August 2021 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matured August 18, 2023. As of December 31, the balance of the Eat Well August 2021 Note was $250,000. The Company has accrued interest of $11,079 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold all of its equity shares of Superlatus Inc. to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

Common Stock

During the three months ended March 31, 2024, the Company issued 470,482 shares of common stock for services. The fair value of shares issued for services was $4,450,919 and was included in general and administrative expenses in the consolidated statements of operations.

During the three months ended March 31, 2024, a warrants holder exercised 28,487 shares of common stock for $16,567 in proceeds (see Note 14).

During the three months ended March 31, 2024, an options holder exercised 2,371 shares of common stock for $9,840 in proceeds (see Note 15).

Special Cash Dividend

On March 6, 2024, the Company announced the declaration of a special cash dividend of eight dollars ($8.00) per share of common stock, payable to stockholders of record as of March 18, 2024, with the dividend being paid on March 22, 2024. The special dividend of $12,671,072 was paid using a portion of the proceeds from the closing of the sale of the Company’s Trxade assets.

Equity Compensation Awards

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

NOTE 13 – PREFUNDED AND PRIVATE PLACEMENT WARRANTS

On October 4, 2022 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with a certain institutional investor (the “Purchaser”) which provided for the sale and issuance by the Company of (i) the Company’s common stock (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) to purchase up to 601,740 shares of Common Stock and (iii) warrants (the “Private Placement Warrants” and, together with the Shares and the Pre-Funded Warrants, the “Securities”) to purchase up to 2,662,045 shares of Common Stock. The Private Placement Warrants were sold in a concurrent private placement (the “Private Placement”), exempt from registration pursuant to Section 4(a)(2) and/or Rule 506 of the Securities Act of 1933, as amended (the “Securities Act”).

On January 4, 2023, the investor exercised the Pre-Funded Warrants for a purchase price of $6.02. The investor was issued the shares on this date. Each Private Placement Warrant has an exercise price of $22.50 per share and is exercisable following the Stockholder Approval obtained in December 2022, and will expire on the fifth anniversary of the date on which the Private Placement Warrants became exercisable. The Private Placement Warrants contain standard adjustments to the exercise price including for stock splits, stock dividend, rights offerings and pro rata distributions, and include full ratchet anti-dilutive rights in the event the Company issues shares of Common Stock or Common Stock equivalents within fifteen months of the initial exercise date, with a value less than the then exercise price of such Private Placement Warrants, subject to certain customary exceptions, and further subject to a minimum exercise price of $3.48 per share. The Private Placement Warrants also include certain rights upon ‘fundamental transactions’ as described in the Private Placement Warrants, including allowing the holders thereof to require that the Company re-purchase such Private Placement Warrants at the Black Scholes Value of such securities.

NOTE 14 – WARRANTS

During the three months ended March 31, 2024, 28,487 warrants to purchase shares of common stock were exercised for a total purchase price of $16,567 (see Note 12).

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant.

There was no compensation cost related to the warrants for the three months ended March 31, 2024, and 2023, respectively.

As of March 31, 2024, the Company remeasured the fair value of warrants outstanding at $1,466,842. In connection with remeasurement of warrants, a $729,899 expense was recognized as the change in fair value of warrant liability.

The Company’s outstanding and exercisable warrants As of March 31, 2024, are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life In Years	Intrinsic Value
Warrants outstanding as of December 31, 2023	218,729	19.62	3.95	-
Warrants granted	-	-	-	-
Warrants forfeited, expired, cancelled	-	-	-	-
Warrants exercised	(28,487)	7.14	-	-
Warrants outstanding as of March 31, 2024	190,242	21.48	3.58	$130,109
Warrants exercisable as of March 31, 2024	190,242	21.48	3.58	$130,109

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

For the three-month period ended March 31, 2024, no options to purchase shares were granted. For the three-month period ended March 31, 2024, 2,371 options to purchase shares of common stock were exercised for $9,840 in cash (see Note 12).

Total compensation cost related to stock options granted was $24,266 and $14,434 for the three-months ended March 31, 2024, and 2023, respectively.

The following table represents stock option activity for the three-month period ended March 31, 2024:

	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Life in Years	Intrinsic Value
Options outstanding as of December 31, 2023	26,229	$43.04	3.70	$-
Options exercisable as of December 31, 2023	16,141	60.75	3.64	-
Options granted	-	-	-	-
Options adjusted	72	-	-	-
Options expired	-	-	-	-
Options exercised	(2,371)	53.29	3.57	-
Options outstanding as of March 31, 2024	23,930	40.78	3.43	37,706
Options exercisable as of March 31, 2024	14,879	64.12	2.42	-

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

GSG PPE, LLC

On November 19, 2021, IPS filed a complaint against GSG PPE, LLC (“GSG”) and Gary Waxman (“Waxman”), the owner, alleging three counts of breach of contract for a purchase agreement, a promissory note, and a personal guaranty. Collectively, the company alleges that GSG and Waxman have materially breached all three contracts. In late 2020, GSG and IPS executed a valid initial contract setting the terms of a business transaction. GSG failed to pay IPS approximately 75% of the amount owed to IPS. GSG acknowledged it owed the money and executed a promissory note in favor of IPS in the amount of $630,000 which matured on September 30, 2021. The note provides for attorney fees and interest in addition to the $630,000. Waxman’s personal guaranty confirmed that GSG owed IPS $630,000. On September 30, 2021, the $630,000 was recorded as Bad Debt Expense. A settlement was entered into between the parties in June 2022, whereby GSG and Waxman agreed to pay $743,000 which included attorney fees and interest, which is required to be paid to the Company in monthly installments over 17 months. The Company received additional monthly installment payments as part of the agreement through January 2023. As of March 31, 2024, and through the date of this filing, the Company has not received the monthly installment payments due to the Company from GSG since January of 2023.

NOTE 17 – LEASES

The Company has one operating lease for corporate office as of March 31, 2024. The following table outlines the details of the leases:

	Lease 1	Lease 2	Lease 3
Initial lease term	January 2021 to December 2021	October 2018 to November 2023	October 2023 to September 2026
New initial lease term	January 2022 to December 2026	November 2023 to October 2028
Initial recognition of right of use assets at January 1, 2019	$534,140	$313,301	$-
New initial recognition of right of use assets at December 31, 2021	$977,220	$-	$-
New initial recognition of right of use assets at December 31, 2023	$-	$-	$351,581
Incremental borrowing rate	10%	10%	10%

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

In the first quarter of 2024, the Company sold assets and liabilities of Trxade, Inc. and Superlatus, Inc. including the related right of use assets and liabilities. The Company has only Lease 2 active and continuing in the condensed consolidated balance sheet as of March 31, 2024.

The table below reconciles the fixed component of the undiscounted cash flows for Lease 2 of the first five years and the total remaining years to the lease liabilities recorded in the Consolidated Balance Sheet as of March 31, 2024.

Future lease obligations
2024 remaining	$39,132
2025	53,652
2026	55,261
2027	56,919
2028	48,612
Total minimum lease payments	253,576
Less: effect of discounting	(51,992)
Present value of future minimum lease payments	201,584
Less: current obligation under lease	32,608
Long-term lease obligations	$168,976

Weighted average discount rate	10%
Weighted average term remaining	4.55 Years

For the three months ended March 31, 2024, and 2023, total lease expense was $20,925 and $81,024,which is included in general and administrative expenses in the condensed consolidated statements of operations, as well as $62,656 from discontinued operations, respectively.

NOTE 18 – SEGMENT REPORTING

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

The Company classifies its business interests into reportable segments which are:

●	IPS - Integra Pharma, LLC - Licensed wholesaler of brand, generic and non-drug products – B2B sales
●	Unallocated - Other – corporate overhead expense, discontinued operations and Bonum Health, LLC.

Three Months Ended March 31, 2024	Integra	Unallocated	Total
Revenue	$-	$-	$-
Gross Profit	-	-	-
Segment Assets	3,228,042	13,511,223	16,739,269
Segment Profit/Loss	(238,655)	21,484,688	21,246,033
Cost of Sales	$-	$-	$-

Three Months Ended March 31, 2023	Integra	Unallocated	Total
Revenue	$476,356	$16,960	$493,316
Gross Profit	56,259	16,960	73,219
Segment Assets	358,035	3,679,736	4,037,771
Segment Profit/Loss	(104,868)	(573,085)	(677,953)
Cost of Sales	$420,097	$270,573	$690,670

NOTE 19 – SUBSEQUENT EVENTS

In May 2024, the Company received $7,500,000 pertaining to the final payment from the MMS disposition.
23

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 22, 2024 (the “Annual Report”).

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Recent Events. Summary of material transactions occurring during the three months ended March 31, 2024.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2024, and 2023.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

The Company owns, as of March 31, 2024, 100% of Trxade, Inc., Integra Pharma Solutions, LLC Bonum Health, Inc., and Bonum Health, LLC. During the year ended December 31, 2023 and a portion of the quarter ended March 31, 2024, Trxade, Inc., operated a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Integra Pharma Solutions, LLC (“IPS” d.b.a. Trxade Prime), is a licensed pharmaceutical wholesaler and sells brand, generic and non-drug products to customers. IPS customers include all healthcare markets including government organizations, hospitals, clinics and independent pharmacies nationwide.

On January 20, 2023, the Company entered into Membership Interest Purchase Agreements to sell 100% of the outstanding membership interests of the Company’s former subsidiaries, Community Specialty Pharmacy, LLC (“CSP”) and Alliance Pharma Solutions, LLC (“APS” d.b.a DelivMeds). The Company will receive consideration in the amount of $125,000 for APS and $100,000 for CSP. The Company also agreed to enter into a Master Service Agreement to operate the businesses prior to closing. Additional amounts owed to the Company as a result of this Master Service Agreement totaled $1,075,000 as of the closing date of August 22, 2023 (see Note 3 and Note 7).

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

On July 31, 2023 , the Company completed its acquisition of Superlatus in accordance with the terms and conditions of the Merger Agreement (the “Merger”), pursuant to which the Company acquired Superlatus by way of a merger of the Merger Sub with and into Superlatus, with Superlatus being a wholly owned subsidiary of the Company and the surviving entity in the Merger.

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

Not all of the closing conditions of the Merger Agreement were met. As a result, the Company entered into Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger (the “Amendment”) on January 8, 2024. Under the terms of the Amendment, the merger consideration to the shareholders of Superlatus was adjusted to the aggregate of 136,441 shares of common stock of the Company, representing 19.99% of the total issued and outstanding common stock of the Company after the consummation of the Merger and 15,759 shares of Company’s Series B Preferred Stock, with a conversion ratio of 100 shares of Series B Preferred Stock to one share of common stock. At Closing, the value of the common stock was $7.30 per share, resulting in a total value of $12,500,089. Additionally, the shareholders of Superlatus agreed to surrender back to the Company 291,096 shares of the Company’s Series B Preferred Stock. As described below, in March 2024 the Company divested of its interest in Superlatus.

Dispositions

On February 16, 2024, the Company, together with Trxade, Inc., and Micro Merchant Systems, Inc. (“MMS”) entered into an asset purchase agreement (the “APA”) under which MMS agreed to purchase for cash substantially all of the assets of Trxade, Inc. On February 16, 2024, the parties consummated the closing of the transactions contemplated by the APA. Trxade, Inc. operated a web-based market platform designed to enable trading among healthcare buyers and sellers of pharmaceuticals, accessories and services. The purchase price paid at closing was $22.6 million. Pursuant to the terms and conditions of the APA, because MMS received $1.6 million or greater in certain collections from third parties resulting from any products or services sold, or provided, by the business assets and operations acquired from Trxade, Inc. during the period ending on the four-month anniversary of the closing date, Trxade, Inc. was due an additional $7.5 million payment from MMS. The Company received the $7.5 million in May 2024.

On March 5, 2024, the Company entered in a Stock Purchase Agreement (“SPA”) with Superlatus Foods Inc. (the “Buyer”). Pursuant to the SPA, the Company sold all of the issued and outstanding stock of Superlatus Inc., to the Buyer. The $1.00 purchase price for the Stock was delivered to the Company at the closing, which occurred simultaneously with the execution of the SPA. As a result of the transaction Superlatus is no longer a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus became rights and obligations of Buyer.

Recent Events

On May 23, 2024, the Company received a notice (the “Notice”) from the Nasdaq Listing Qualifications Department indicating that the Company was not compliant with the timely filing requirement for continued listing under Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to timely file all required periodic reports with the SEC. The Notice indicates that the Company must, no later than July 22, 2024, submit a plan to regain compliance with respect to the filing requirement. Following receipt of such plan, Nasdaq may grant an extension of up to 180 calendar days from the due date of the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2024 (the “Form 10-Q”), or until November 18, 2024, for the Company to regain compliance. However, as a result of filing this Form 10-Q, the Company believes it has fully regained compliance with the Nasdaq Listing Rule.

Liquidity and Capital Resources

Cash

Cash was $3,498,812 as of March 31, 2024, compared to $361 as of December 31, 2023. The increase in cash was mainly due to the proceeds from disposition of assets and liabilities of Trxade, Inc. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	March 31,	December 31,		Percent
	2024	2023	Change	Change
Cash	3,498,812	361	3,498,451	968108%
Current assets (excluding cash)	10,528,004	2,752,702	7,775,302	282%
Current liabilities	2,951,387	11,556,355	(8,604,968)	-74%
Working capital	11,075,429	(8,803,292)	19,878,721	-226%

Our principal sources of liquidity have historically been cash provided by operations, sales of equity, and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses, technology development, and acquisitions. We anticipate these uses will continue to be our principal sources of, and uses of, cash in the future.

The increase in cash as of March 31, 2024, compared to December 31, 2023, was primarily due to the proceeds from the disposition of assets and liabilities of Trxade, Inc., from the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

Special Cash Dividend

On March 6, 2024, the Company announced the declaration of a special cash dividend of eight dollars ($8.00) per share of common stock, payable to stockholders of record as of March 18, 2024, with the dividend being paid on March 22, 2024. The special dividend of $12,671,072 was paid using a portion of the proceeds from the closing of the sale of the Company’s Trxade assets.

Liquidity Outlook cash explanation

Cash Requirements

Our primary objectives for the remainder of 2024 are continue development and operational expansions on our Trxade Prime platforms, and to complete potential strategic transactions of our business-to-consumer subsidiaries, which may include a potential sale, spin-off, fund raising, combination or other strategic transaction, and also include the winding down of such entities. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all. We may also raise additional funding in the future through the sale of equity.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses from April 2024 to March 2025	Amount
General and administrative (1)	$4,800,000
Total	$4,800,000

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the following periods:

	Three Months Ended
	March 31,			Percent
	2024	2023	Change	Change
Net loss from continuing operations	(6,636,922)	(1,136,637)	(5,500,285)	484%
Net cash provided by (used in):
Net cash used in operating activities from continuing operations	(9,662,731)	(1,358,582)	(8,304,149)	611%
Net cash used in (provided by) operating activities from discontinued operations	(526,942)	427,051	(953,993)	-223%
Operating Activities

Net cash used in investing activities from continuing operations	(2,500,000)	(87,072)	(2,412,928)	2771%
Net cash provided by investing activities from discontinued operations	29,932,589	420,269	29,512,320	7022%
Investing Activities

Net cash used in (provided by) financing activities from continuing operations	(13,891,011)	681,257	(14,572,268)	-2139%
Net cash used in financing activities from discontinued operations	(5,000)	-	(5,000)	0%
Financing Activities
Net change in cash	3,346,905	82,923	3,263,982	3936%

Cash used in operations for the three months ended March 31, 2024, was $(10,189,673), compared to cash used in operations for the three months ended March 31, 2023, of $(931,531). The increase in cash used in operations for the three months ended March 31, 2024, compared to March 31, 2023, was mainly due to shares issued for services at fair value of $4,450,919 and increased professional fees and technology expense.

Cash provided by investing activities for the three months ended March 31, 2024, was $27,432,589 and cash provided by investing activities was $333,197 for the three months ended March 31, 2023. The increase in cash provided by investing activities is related to the disposition of Trxade, Inc. and Superlatus, Inc., partially offset by investment in securities of $2,500,000.

Cash used in financing activities for the three months ended March 31, 2024, was $(13,896,011) compared to cash provided by financing activities for the three months ended March 31, 2023, which was $681,257. The decrease was mainly due to repayment of the net balance of the contingent funding liability of $1,246,346 and payment of dividends of $12,671,072.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended March 31, 2024, compared to Three Month Period Ended March 31, 2023

	Three Months Ended
	March 31,			Percent
	2024	2023	Change	Change
Revenues	$-	493,316	(493,316)	-100%
Cost of sales	-	420,097	(420,097)	-100%
Gross profit	-	73,219	(73,219)	-100%
Operating expenses:
Wage and salary expense	223,172	203,401	19,771	10%
Professional fees	179,553	135,954	43,599	32%
Accounting and legal expense	339,047	248,216	90,831	37%
Technology expense	53,859	43,717	10,142	23%
General and administrative (less stock-based compensation expense)	4,676,574	233,587	4,442,987	1902%
Warrants and options expense	24,266	14,434	9,832	68%
Total operating expenses	5,496,471	879,309	4,617,162	525%
Change in fair value of warrant liability	(729,889)	79,891	(809,780)	-1014%
Interest income	62,921	4,198	58,724	1399%
Loss on disposal of asset	(374,968)	(352,244)	22,724	6%
Interest expense	(98,515)	(62,392)	(36,124)	58%
Net loss from operations	(6,636,922)	(1,136,637)	(5,500,285)	484%
Loss on discontinued operations	27,882,955	458,684	27,424,271	5979%
Net income/(loss)	21,246,033	(677,953)	21,923,986	-3234%

There are no revenues for the three months ended March 31, 2024. Revenues decreased by $493,316, compared to the same period ended March 31, 2023.

For the three-month period ended March 31, 2024, cost of goods sold and gross profit were $0, and $420,097 and $73,219, respectively for the same period in 2023. Gross profit as a percentage of sales was 0% for the three months ended March 31, 2024, compared to 14.84% for the three months ended March 31, 2023.

Accounting and legal expenses increased $90,831 for the three months ended March 31, 2024 to $339,047 compared to $248,216 for the comparable period in 2023. The increase is primarily due to increase in amount of legal services during the three months ended March 31, 2024 as compared to the same period in 2023.

Professional fees increased $43,599 to $179,553 compared to $135,954 for the comparable period in 2023. The increase was primarily due to increase in Board members’ fees and consulting expense.

General and administrative expenses (including stock-based compensation expense) increased $4,452,819 for the three months ended March 31, 2024 to $4,700,840 compared to $248,021 for the comparable period in 2023. The increase was mainly due to shares issued for services at fair value of $4,450,919.

Technology expense increased $10,142 for the three months ended March 31, 2024 to $53,859 compared to $43,717 for the comparable period in 2023. The increase was mainly due to increased software expense and software support expense.

We had interest expense, net, of $98,515 for the three months ended March 31, 2024, compared to interest expense, net, of $62,392 for the three months ended March 31, 2023. The increase is due to the higher balance of the accounts receivable advances as a result of advances taken in 2024 and 2023.

We recognized a loss on the change in the fair value of the warrant liability of $729,889 for the three months ended March 31, 2024, compared to a gain of $79,891 during the three months ended March 31, 2023.

During the three months ended March 31, 2024, the Company generated a net loss from continuing operations of $6,636,922 compared to a net loss from continuing operations of $1,136,637 for the three months ended March 31, 2023. The increase in net loss is mainly driven by stock compensation in 2024.

Net profit from discontinued operations increased by $27,424,271 to a net income of $27,882,955 for the three months ended March 31, 2024, compared to a net income from discontinued operations of $458,684 for the three months ended March 31, 2023. The increase was due to the disposal of Trxade, Inc., partially offset by loss on disposal of Superlatus, Inc. during the three months ended March 31, 2024.

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

Trxade, Inc. provided an online web-based buying and selling platform for licensed pharmaceutical wholesalers (“Suppliers”) to sell products and services to licensed pharmacies (“Customers”). Trxade, Inc. charged Suppliers a transaction fee, a percentage of the purchase price of the prescription drugs and other products sold through its website service. Fulfillment of confirmed orders, including delivery and shipment of prescription drugs and other products, was the responsibility of the Supplier, not Trxade, Inc. Trxade, Inc. holds no inventory and assumed no responsibility for the shipment or delivery of any products or services from our website. Trxade, Inc. considered itself an agent for this revenue stream and as such, reported revenue as net. Step One: Identify the contract with the Customers – Trxade, Inc.’s Terms and Use “Agreement,” which outlined the terms and conditions between Trxade, Inc. and the Supplier, was acknowledged and agreed to by the Supplier. Collection was probable based on a credit evaluation of the Supplier. Step Two: Identify the performance obligations in the Agreement – Trxade, Inc. provides the Supplier access to the online website, ability to upload catalogs of products and Dashboard access to review status of inventory as well as posted and processed orders. The Agreement required the Supplier to post a catalog of pharmaceuticals on the platform, deliver the pharmaceuticals and, upon shipment, remit the stated platform fee. Step Three: Determine the transaction price – the Agreement outlined the fee, which is based on the type of product: generic, brand or non-drug. There were no discounts for volume transactions or early payment of invoices. Step Four: Allocate the transaction price – the Agreement detailed the fee. There was no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – revenue was recognized upon Supplier’s fulfillment of the applicable order. In February 2024, we sold substantially all of the assets and liabilities of Trxade, Inc. to MMS.

Integra Pharma Solutions, LLC (“IPS”) is a licensed wholesaler of brand, generic and non-drug products to Customers. IPS takes orders for products, creates invoices for each order and recognizes revenue at the time the Customer receives the product. Customer returns are not material. Step One: Identify the contract with the Customer – IPS requires that an application and a credit card for payment be completed by the Customer prior to the first order. Each transaction is evidenced by an order form sent by the Customer and an invoice for the product is sent by IPS. The collection is probable based on the application and credit card information provided prior to the first order. Step Two: Identify the performance obligations in the contract – Each order is distinct and evidenced by the shipping order and invoice. Step Three: Determine the transaction price – The consideration is variable if product is returned. The variability is determined based on the return policy of the product manufacturer. There are no sales or volume discounts. The transaction price is determined at the time of the order evidenced by the invoice. Step Four: Allocate the transaction price – There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – The Revenue is recognized when the Customer receives the product.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mr. Patel, respectively, as of March 31, 2024, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our workforce operated primarily in a work from home environment for the three months ended March 31, 2024. While pre-existing controls were not specifically designed to operate in our current work-from-home operating environment, we do not believe that such work-from-home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “ITEM 1. LEGAL PROCEEDINGS” of this Quarterly Report on Form 10-Q from, “PART I – ITEM 1. FINANCIAL STATEMENTS” in the Notes to Consolidated Financial Statements in “NOTE 16 – CONTINGENCIES”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 22, 2024 (the “Form 10-K”), under the heading “Risk Factors”, except as set forth below, and investors should review the risks provided in the Form 10-K and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K for the year ended December 31, 2023, under “Risk Factors”, and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Risks Relating to Our Business:

We need additional capital which may not be available on commercially acceptable terms, if at all, which creates substantial doubt about our ability to continue as a going concern.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. As of March 31, 2024, the Company had an accumulated deficit of $25.97 million. However, after the Company’s MMS disposition, the Company had $3.5 million in cash. Furthermore, the Company received $7.5 million in May 2024 pertaining to the final payment of the MMS disposition. The Company believes that its cash as of the issuance date of these consolidated financial statements will be sufficient to meet its funding requirements during the next 12 months. We will need to raise additional capital or secure debt funding to support on-going operations. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These matters, when considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that our condensed financial statements are issued. The financial herein do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

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

Our common stock was approved for listing on The Nasdaq Capital Market under the symbol “MEDS”, in February 2020. On May 23, 2024, the Company received a notice (the “Notice”) from the Nasdaq listing Qualifications Department indicating that the Company was not compliant with the timely filing requirement for continued listing under Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”), which requires listed companies to timely file all required periodic reports with the SEC.

The Notice had no immediate effect on the listing or trading of the Company’s common stock. The Notice indicated that the Company must, no later than July 22, 2024, submit a plan to regain compliance with respect to the filing requirement. However, as a result of filing this Form 10-Q, the Company believes it has fully regained compliance with the Nasdaq Listing Rule.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

As previously disclosed and under the terms of the Merger Agreement, at the closing of the Merger (the “Closing”), shareholders of Superlatus received in aggregate 136,441 shares of common stock of the Company, representing 19.9% of the total issued and outstanding common stock of the Company after the consummation of the Merger and 306,855 shares of Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”), with a conversion ratio of 100 to one. Not all of the closing conditions of the Merger Agreement were met. As a result, the Company entered into Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger (the “Amendment”) on January 8, 2024. Under the terms of the Amendment, the merger consideration to the shareholders of Superlatus was adjusted to the aggregate of 136,441 shares of common stock of the Company and 15,759 shares of Company’s Series B Preferred Stock. At Closing, the value of the common stock was $7.30 per share, resulting in a total value of $12,500,089. Additionally, the shareholders of Superlatus agreed to surrender back to the Company 291,096 shares of the Company’s Series B Preferred Stock. As described elsewhere in this Quarterly Report, in March 2024 the Company divested of its interest in Superlatus.

During the three months ended March 31, 2024, the Company issued 470,482 shares of common stock for services. The fair value of shares issued for services were $4,450,919. Such issuances were made in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

In each case, the issuance did not involve a public offering and was made without general solicitation or general advertising, and the recipient of the shares was an accredited investor.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company repurchased no shares of common stock during the first quarter of 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended March 31, 2024, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended March 31, 2024, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS

Exhibit No.	Description
10.1	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger by and between the Company, Superlatus Inc. and Foods Merger Sub Inc., dated January 8, 2024 (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by TRxADE Health, Inc. on January 11, 2024).
10.2	Asset Purchase Agreement between Trxade, Inc., Micro Merchant Systems, Inc. and TRxADE Health, Inc. (for the limited purposes identified therein), dated February 16, 2024 (incorporated by reference from Exhibit 2.1 to the Form 8-K filed by TRxADE Health, Inc. on February 16, 2024).
10.3	Subscription Agreement, dated February 29, 2024 between Trxade, Inc. and Lafayette Energy Corp. (incorporated by reference from Exhibit 10.1 to the Form 8-K filed by TRxADE Health, Inc. on March 6, 2024).
10.4	Stock Purchase Agreement, dated March 5, 2024 between TRxADE Health, Inc. and Superlatus Foods Inc. (incorporated by reference from Exhibit 10.2 to the Form 8-K filed by TRxADE Health, Inc. on March 6, 2024).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRxADE HEALTH, INC.

By:	/s/ Suren Ajjarapu
Suren Ajjarapu
Chief Executive Officer (Principal Executive Officer)

Date: June 26, 2024

By:	/s/ Prashant Patel
Prashant Patel
Interim Chief Financial Officer (Principal Accounting/Financial Officer)

Date: June 26, 2024

