Form 10-Q
period 2024-06-30
TRxADE HEALTH, INC
filed 2024-08-09
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

There were 1,458,659 shares of the registrant’s common stock outstanding on August 9, 2024.

TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended June 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of the Company that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. These factors include, but are not limited to:

●	Our limited amount of cash;
●	The negative effect on our business and our ability to raise capital that is created by the fact that there is a substantial doubt about our ability to continue as a going concern;
●	Risks of our operations not being profitable;
●	Claims relating to alleged violations of intellectual property rights of others;
●	Technical problems with our websites;
●	Cybersecurity risks
●	Risks relating to implementing our acquisition strategies, and, risks related to our ability to integrate the business operations of businesses that we acquire from time to time;
●	Negative effects on our operations associated with the opioid pain medication health crisis;
●	Regulatory and licensing requirement risks;
●	Risks related to changes in the U.S. healthcare environment;
●	The status of our information systems, facilities and distribution networks;
●	Risks associated with the operations of our more established competitors;
●	Political uncertainty;
●	Healthcare fraud;
●	The potential impact of some future pandemic;
●	Inflation, rising interest rates, governmental responses thereto and possible recessions caused thereby.
●	Changes in laws relating to our operations;
●	Privacy laws;
●	System errors;
●	Dependence on current management;
●	Our growth strategy;
●	Risks related to the disruption of management’s attention from ongoing business operations due to pursuit of requirements related to being a listed company; and
●	Other factors discussed in this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Form 10-K for the year ended December 31, 2023.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

TRxADE HEALTH, INC.

Condensed Consolidated Balance Sheets

June 30, 2024 and December 31, 2023

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$7,719,993	$314
Accounts receivable, net	13,091	-
Inventory	6,439	968
Prepaid expenses	797,383	50,724
Notes receivable, related party	1,300,000	1,300,000
Other receivables	2,230,797	1,224,702
Deferred offering costs	69,444	-
Current assets of discontinued operations	7,297	176,355
Total current assets	12,144,444	2,753,063
Property, plant and equipment, net	6,500	7,500
Deposits	22,039	10,531
Investments	2,500,000	-
Operating lease right-of-use assets	175,550	191,216
Noncurrent assets of discontinued operations	-	9,570,603
Total assets	$14,848,533	$12,532,913

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$726,266	$1,463,014
Accrued liabilities	500,454	160,214
Other current liabilities	5,441	67,831
Contingent funding liabilities	-	1,246,346
Lease liability, current	32,608	32,595
Warrant liability	1,631,974	736,953
Current liabilities of discontinued operations	5,346	7,849,402
Total current liabilities	2,902,089	11,556,355
Lease liability, net of current portion	160,996	176,909
Noncurrent liabilities of discontinued operations	-	257,296
Total liabilities	3,063,085	11,990,560

Commitments and contingencies (Note 16)

Stockholders’ equity (deficit):
Series A preferred stock, $0.00001 par value; 9,211,246 shares authorized; none issued and outstanding as of both June 30, 2024 and December 31, 2023	-	-
Series B preferred stock, $0.00001 par value; 787,754 shares authorized; 15,759 shares issued and outstanding as of both June 30, 2024 and December 31, 2023	-	-
Series C preferred stock, $0.00001 par value; 1,000 shares authorized; 290 shares issued and outstanding as of both June 30, 2024 and December 31, 2023	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 1,406,348 and 905,008 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	14	9
Additional paid-in capital	38,290,315	33,788,284
Accumulated deficit	(26,504,881)	(33,245,940)
Total stockholders’ equity	11,785,448	542,353
Total liabilities and stockholders’ equity	$14,848,533	$12,532,913

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Condensed Consolidated Statements Of Operations

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues	$18,699	$366,526	$18,699	$842,882
Cost of sales	19,402	299,387	19,402	719,484
Gross (loss) profit	(703)	67,139	(703)	123,398

Operating expenses:
Wage and salary expense	312,049	156,300	534,644	337,893
Professional fees	509,136	188,343	688,689	324,297
Accounting and legal expense	171,708	124,799	510,755	373,015
Technology expense	86,674	27,579	138,289	52,875
General and administrative	415,421	169,900	5,115,582	416,494
Total operating expenses	1,494,988	666,921	6,987,959	1,504,574
Operating loss	(1,495,691)	(599,782)	(6,988,662)	(1,381,176)

Non-operating income (expense):
Change in fair value of warrant liability	(165,132)	(1,448,519)	(895,021)	(1,368,628)
Interest income	41,031	-	103,952	4,198
Loss on disposal of asset	-	-	(374,968)	(352,244)
Interest expense	(4,949)	(180,734)	(103,464)	(243,126)
Total non-operating expense	(129,050)	(1,629,253)	(1,269,501)	(1,959,800)
Net loss from continuing operations	(1,624,741)	(2,229,035)	(8,258,163)	(3,340,976)
Net (loss) income from discontinued operations	(209,161)	254,157	27,670,294	688,145
Net (loss) income	$(1,833,902)	$(1,974,878)	$19,412,131	$(2,652,831)

Net loss per common share from continuing operations
Basic	$(1.16)	$(3.27)	$(6.75)	$(4.95)
Diluted	$(1.16)	$(3.27)	$(6.75)	$(4.95)
Net (loss) income per common share from discontinued operations
Basic	$(0.15)	$0.37	$22.60	$1.02
Diluted	$(0.15)	$0.37	$19.02	$1.02
Net (loss) income per common share
Basic	$(1.30)	$(2.90)	$15.86	$(3.93)
Diluted	$(1.30)	$(2.90)	$13.35	$(3.93)
Weighted average common shares outstanding
Basic	1,406,348	681,199	1,224,337	675,143
Diluted	1,406,348	681,199	1,454,558	675,143

The accompanying notes are an integral part of the unaudited consolidated financial statements.

TRxADE HEALTH, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series B		Series C		Common		Additional		Non-controlling	Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Interests in	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiaries	Equity
Balances at December 31, 2022	-	$-	-	$-	626,247	$6	$20,482,666	$(19,719,536)	$(420,269)	$342,867
Common stock issued for services	-	-	-	-	14,362	-	63,486	-	-	63,486
Disposition of assets, related party	-	-	-	-	-	-	-	492,030	420,269	912,299
Warrants exercised for cash	-	-	-	-	40,116	1	6	-	-	7
Options expense	-	-	-	-	-	-	14,434	-	-	14,434
Net loss	-	-	-	-	-	-	-	(677,954)	-	(677,953)
Balances at March 31, 2023	-	-	-	-	680,725	7	20,560,592	(19,905,459)	-	655,140
Common stock issued for services	-	-	-	-	-	-	15,813	-	-	15,813
Warrants exercised for cash	-	-	-	-	1,795	-	1,615	-	-	1,615
Options expense	-	-	-	-	-	-	7,783	-	-	7,783
Net loss	-	-	-	-	-	-	-	(1,974,878)	-	(1,974,878)
Balances at June 30, 2023	-	$-	-	$-	682,520	$7	$20,585,803	$(21,880,337)	$-	$(1,294,527)

Balances at December 31, 2023	15,759	$-	290	$-	905,008	$9	$33,788,284	(33,245,940)	$-	$542,353
Cash dividends paid ($8 per share)	-	-	-	-	-	-	-	(12,671,072)	-	(12,671,072)
Common stock issued for services	-	-	-	-	470,482	5	4,450,914	-	-	4,450,919
Options exercised for cash	-	-	-	-	2,371	-	9,840	-	-	9,840
Warrants exercised for cash	-	-	-	-	28,487	-	16,567	-	-	16,567
Options expense	-	-	-	-	-	-	24,266	-	-	24,266
Net income	-	-	-	-	-	-	-	21,246,033	-	21,246,033
Balances at March 31, 2024	15,759	-	290	-	1,406,348	14	38,289,871	(24,670,979)	-	13,618,906
Options expense	-	-	-	-	-	-	444	-	-	444
Net loss	-	-	-	-	-	-	-	(1,833,902)	-	(1,833,902)
Balances at June 30, 2024	15,759	$-	290	$-	1,406,348	$14	$38,290,315	$(26,504,881)	$-	$11,785,448

The accompanying notes are an integral part of the unaudited consolidated financial statements

TRxADE HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended
	June 30,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(8,258,163)	$(3,340,976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,000	5,643
Change in fair value of warrant liability	895,021	1,368,628
Options expense	24,710	22,217
Common stock issued for services	4,450,919	79,299
Amortization of right-of-use assets	15,666	100,197
Changes in operating assets and liabilities:
Accounts receivable, net	(13,091)	(38,761)
Prepaid expenses and deposits	(758,167)	(3,766)
Inventory	(5,471)	(41,677)
Other receivables	(1,006,095)	-
Lease liability	(15,900)	(95,915)
Accounts payable	(736,748)	180,926
Accrued liabilities	270,796	(219,853)
Current liabilities	(62,390)	724,561
Net cash used in operating activities from continuing operations	(5,197,913)	(1,259,477)
Net cash (used in) provided by operating activities from discontinued operations	(769,805)	656,512
Net cash used in operating activities	(5,967,718)	(602,965)
Cash flows from investing activities:
Investment in capitalized software	-	(138,875)
Investment in securities	(2,500,000)	-
Net cash used in investing activities from continuing operations	(2,500,000)	(138,875)
Net cash provided by investing activities from discontinued operations	29,931,815	420,269
Net cash provided by investing activities	27,431,815	281,394
Cash flows from financing activities:
Repayment of contingent liability	(1,246,346)	(870,646)
Cash dividends paid	(12,671,072)	-
Proceeds from sale of future revenue	-	825,000
Proceeds from exercise of warrants	16,567	1,622
Proceeds from exercise of options	9,840	-
Net cash used in financing activities from continuing operations	(13,891,011)	(44,024)
Net cash used in financing activities from discontinued operations	(5,000)	-
Net cash used in financing activities	(13,896,011)	(44,024)
Net change in cash	7,568,086	(365,595)
Cash at beginning of period	151,907	1,111,156
Cash at end of period	$7,719,993	$745,561

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$243,126
Cash paid for taxes	$-	$-

Non-Cash Transactions
Insurance premium financed	$198,245	$306,152
Deferred offering costs included in accrued expenses	$69,444	$-
Note issued as SOSRx contribution	$-	$500,000
Disposition of assets, related party	$-	$492,030

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Overview

TRxADE HEALTH, INC. (“we”, “our”, “Trxade”, and the “Company”) owns, as of June 30, 2024, 100% of Trxade, Inc., Integra Pharma Solutions, LLC and Bonum Health, LLC

During the year ended December 31, 2023 and a portion of the quarter ended March 31, 2024, Trxade, Inc., operated a web-based market platform that enabled commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

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

Bonum Health, LLC (“Bonum Health”), was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in February 2020; however, the Company does not anticipate installations moving forward. The Company is in the process of dissolving Bonum Health, Inc. and Bonum Health, LLC and those entities are each dissolved in the second quarter of 2024.

Superlatus Merger

On July 14, 2023, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Superlatus, Inc., a U.S.-based holding company of food products and distribution capabilities (“Superlatus”) and Foods Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”).

On July 31, 2023, the Company completed its acquisition of Superlatus in accordance with the terms and conditions of the Merger Agreement (the “Superlatus Merger”), pursuant to which the Company acquired Superlatus by way of a merger of the Merger Sub with and into Superlatus, with Superlatus being a wholly owned subsidiary of the Company and the surviving entity in the Superlatus Merger.

Under the terms of the Merger Agreement, at the closing of the Superlatus Merger (the “Closing”), shareholders of Superlatus received in aggregate 136,441 shares of common stock of the Company, representing 19.99% of the then total issued and outstanding common stock of the Company after the consummation of the Superlatus Merger and 306,855 shares of Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”), with a conversion ratio of 100 shares of Series B Preferred Stock to one share of common stock. At Closing, the value of the common stock was $7.30 per share, resulting in a total value of $225,000,169. Upon consummation of the Superlatus Merger, the Company continued to trade under the current ticker symbol “MEDS.”

Not all of the closing conditions of the Merger Agreement were met. As a result, the Company entered into Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger (the “Amendment”) on January 8, 2024. Under the terms of the Amendment, the merger consideration to the shareholders of Superlatus was adjusted to the aggregate of 136,441 shares of common stock of the Company, representing 19.99% of the total issued and outstanding common stock of the Company after the consummation of the Superlatus Merger and 15,759 shares of Company’s Series B Preferred Stock, with a conversion ratio of 100 shares of Series B Preferred Stock to one share of common stock. At Closing, the value of the common stock was $7.30 per share, resulting in a total value of $12,500,089. Additionally, the shareholders of Superlatus agreed to surrender back to the Company 291,096 shares of the Company’s Series B Preferred Stock. As described below, in March 2024 the Company divested of its interest in Superlatus.

Dispositions

On February 16, 2024, the Company, together with Trxade, Inc., and Micro Merchant Systems, Inc. (“MMS”) entered into an asset purchase agreement (the “APA”) under which MMS agreed to purchase for cash substantially all of the assets of Trxade, Inc. On February 16, 2024, the parties consummated the closing of the transactions contemplated by the APA. Trxade, Inc. operated a web-based market platform designed to enable trading among healthcare buyers and sellers of pharmaceuticals, accessories and services. The purchase price paid at closing was $22,660,182. Pursuant to the terms and conditions of the APA, because MMS received $1,600,000 or greater in certain collections from third parties resulting from any products or services sold, or provided, by the business assets and operations acquired from Trxade, Inc. during the period ending on the four-month anniversary of the closing date, Trxade, Inc. was due an additional $7,500,000 payment from MMS. The Company received the $7,500,000 in May 2024.

On March 5, 2024, the Company entered in a Stock Purchase Agreement (“SPA”) with Superlatus Foods Inc. (the “Buyer”). Pursuant to the SPA, the Company sold all of the issued and outstanding stock of Superlatus, to the Buyer. The $1.00 purchase price for the stock was delivered to the Company at the closing, which occurred simultaneously with the execution of the SPA. As a result of the transaction Superlatus ceased to be a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus became rights and obligations of Buyer.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the six months ended June 30, 2024 and 2023 include the valuation of intangible assets, including goodwill, and gain (losses) on dispositions.

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

Other Receivables

As of June 30, 2024 and December 31, 2023, other receivables are $2,230,797 and $1,224,702. As of June 30, 2024, other receivables primarily consist of short-term advances to Danam Health, APS and CSP.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of June 30, 2024, the Company has $69,444 capitalized deferred offering costs.

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

The Company did not record an indefinite-lived intangible asset impairment charge for the three or six months ended June 30, 2024 and 2023.

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

On February 29, 2024, the Company’s wholly owned subsidiary Trxade, Inc. entered into a Subscription Agreement (the “Subscription Agreement”) with Lafayette Energy Corp., a Delaware corporation (“Lafayette”). Pursuant to the Subscription Agreement, Trxade, Inc. will, in two equal tranches, invest a total of up to $5,000,000 in Lafayette in exchange for up to 2,000,000 shares of Lafayette’s Series A Convertible Preferred Stock, with the second tranche becoming payable only upon Trxade, Inc.’s receipt of notice that Lafayette has successfully drilled its first oil and gas well and produced at least one hundred (100) barrels of oil.

As of June 30, 2024, the Company’s investment in Lafayette was $2,500,000. The Company determined there was no impairment necessary as of June 30, 2024.

Income (loss) Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of June 30, 2024, we had 190,242 outstanding warrants to purchase shares of common stock, 15,759 shares of Series B preferred stock, 290 shares of Series C preferred stock and 23,930 options to purchase shares of common stock.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(1,624,741)	$(2,229,035)	$(8,258,163)	$(3,340,976)
Net (loss) income on discontinued operations	(209,161)	254,157	27,670,294	688,145
Net (loss) income	$(1,833,902)	$(1,974,878)	$19,412,131	$(2,652,831)
Denominator:
Denominator for EPS – weighted average shares
Basic	1,406,348	681,199	1,224,337	675,143
Diluted	1,406,348	681,199	1,454,558	675,143
Net loss per common share from continuing operations
Basic	$(1.16)	$(3.27)	$(6.75)	$(4.95)
Diluted	$(1.16)	$(3.27)	$(6.75)	$(4.95)
Net loss per common share from discontinued operations
Basic	$(0.15)	$0.37	$22.60	$1.02
Diluted	$(0.15)	$0.37	$19.02	$1.02
Net (loss) income per common share
Basic	$(1.30)	$(2.90)	$15.86	$(3.93)
Diluted	$(1.30)	$(2.90)	$13.35	$(3.93)

Income taxes

The Company’s provision for income taxes was $0 for the three and six months ended June 30, 2024 and 2023. The income tax provisions for these six-month periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which the Company operates. For all periods presented, the Company utilized net operating loss carryforwards to offset the impact of any taxable income. The Company’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, utilization of deferred and the effect of permanent differences and adjustments.

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

As of June 30, 2024, the Company had an accumulated deficit of $26,504,881. As a result of the receipt of consideration from the asset disposition by Trxade, Inc. to MMS completed in February 2024 and the receipt of the Milestone Payment in May, the Company had $7,719,993 in cash as of June 30, 2024. In July 2024, the Company paid a cash dividend of $1.50 per share, or $2,187,759 in the aggregate. As of the issuance date of these consolidated financial statements, the Company has approximately $2,295,000 in cash.

We will need to raise additional capital or secure debt funding to support on-going operations, and to fund the assets and operations of any businesses or assets we acquire. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless Management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Acquisitions

Superlatus, Inc.

On July 31, 2023, the Company entered into the Merger Agreement (see Note 1) with Superlatus (“Seller”) whereby the Company acquired 100% of the stock of the Seller (the “Acquisition”). Superlatus includes a wholly-owned subsidiary, Sapientia. Consideration for the Acquisition consisted of (i) 136,441 shares of the Company’s common stock at a fair value of $7.30 per share, representing 19.99% of the total issued and outstanding share of the Company’s common stock at Closing, and (ii) 306,855 shares of the Company’s Series B Preferred Stock, a new class of the Company’s non-voting convertible preferred stock with a conversion ratio of 100 to one. The total fair value of the common stock and Series B Preferred Stock on the Closing Date was $225,000,169 (“Purchase Price”). On January 8, 2024, the Company entered into Amendment No. 1 to the Agreement and Plan of Merger (the “Amendment”). Under the terms of the Amendment, the merger consideration to the shareholders of Superlatus was adjusted to an aggregate of 136,441 shares of common stock of the Company, representing 19.99% of the total issued and outstanding common stock of the Company after the consummation of the Merger and 15,759 shares of Company’s Series B Preferred Stock, par value $0.00001 per share, with a conversion ratio of 100 shares of Series B Preferred Stock to one share of common stock. The total fair value of the common stock and Series B Preferred Stock on the Closing Date was adjusted to $12,500,089 (“Amended Purchase Price”). Additionally, the shareholders of Superlatus agreed to surrender back to the Company 289,731 shares of the Company’s Series B Preferred Stock received before the Amendment.

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

The Urgent Company, Inc.

On September 27, 2023, the Company entered into an Asset Purchase Agreement (“APA”) with The Urgent Company, Inc. (“TUC”) and its wholly owned subsidiaries, pursuant to which, the Company was assigned certain inventory and property and equipment and assumed certain operating leases for consideration of $4,400,000 in promissory notes (“Purchase Price”, see Note 11). Subsequent to December 31, 2023, we divested our interest in TUC.

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

Dispositions and Divestitures

Alliance Pharma Solutions, LLC and Community Specialty Pharmacy, LLC

On August 22, 2023, the Company and Wood Sage, LLC (“Wood Sage”) entered into (i) a Membership Interest Purchase Agreement, pursuant to which the Company sold its 100% membership interest in Alliance Pharma Solutions, LLC (“ASP MIPA”) for consideration of a $125,000 promissory note (“ASP Sale Price”) and (ii) a Membership Interest Purchase Agreement, pursuant to which the Company sold 100% of the membership interest in Community Specialty Pharmacy, LLC (“CSP MIPA”) in exchange for a $100,000 promissory note (“CSP Sale Price”). As a result, the results of APS and CSP were classified as discontinued operations in our condensed statements of operations and excluded from both continuing operations and segment results for the three months ended March 31, 2023.

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

Trxade, Inc.

On February 16, 2024, the Company, together with Trxade, Inc., a wholly owned subsidiary of the Company, and MMS entered into an asset purchase agreement (the “APA”) under which MMS agreed to purchase for cash substantially all of the assets of Trxade, Inc. On February 16, 2024, the parties consummated the closing of the transactions contemplated by the APA. The purchase price paid at closing was $22,660,182. Subject to the terms and conditions of the APA, if, during the period beginning on the closing date and ending on the four-month anniversary of the closing date, MMS received $1,600,000 or greater in certain collections from third parties resulting from any products or services sold, or provided, by the business assets and operations acquired from Trxade, Inc., Trxade, Inc. would receive an additional $7,500,000 payment from MMS (the “Milestone Payment”). The Company received the Milestone Payment in May 2024.

The APA was accounted for a business disposition in accordance with ASC 810-40-40-3A. As of February 16, 2024, the Company no longer consolidated the assets, liabilities, revenues and expenses of Trxade, Inc. The components of the disposition are as follows:

Cash received from MMS	$22,660,182
Other receivable from MMS	7,500,000
Total fair value of consideration received	$30,160,182

Carrying amount of assets and liabilities
Cash	$76,821
Accounts receivable, net	719,876
Prepaid expenses	55,397
Property, plant and equipment, net	45,655
Operating lease right-of-use assets	12,277
Accounts payable	(347,000)
Accrued liabilities	(5,269)
Other current liabilities	(26,244)
Lease liability, current	(1,556)
Notes payable, current portion	(45,000)
Lease liability, net of current portion	(10,720)
Total carrying amount of assets and liabilities	474,236

Gain on disposition of business	$29,685,946

The gain on disposition of business of $29,685,946 was included in income from discontinued operations, net of tax in the consolidated statements of operations.

Superlatus Inc.

On March 5, 2024, the Company entered in a Stock Purchase Agreement (“SPA”) with Superlatus Foods Inc. (the “Buyer”). Pursuant to the SPA, the Company sold all of the issued and outstanding stock (the “Stock”) of Superlatus to the Buyer. The purchase price for the stock was $1.00 which was delivered to the Company at the closing, which occurred simultaneously with the execution of the SPA. As a result of the transaction Superlatus is no longer a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus became rights and obligations of Buyer.

The transaction was accounted for a business disposition in accordance with ASC 810-40-40-3A. As of March 5, 2024, the Company no longer consolidated the assets, liabilities, revenues and expenses of Superlatus. The components of the disposition are as follows:

Fair value of consideration received	$1
Total fair value of consideration received	$1

Carrying amount of assets and liabilities
Cash	$151,546
Property, plant and equipment, net	223,080
Intangible assets, net	8,962,688
Operating lease right-of-use assets	325,995
Purchase price payable	(350,000)
Accounts payable	(224,137)
Accrued liabilities	(173,436)
Notes payable, current portion	(6,480,000)
Lease liability - current	(105,567)
Lease liability - net of current portion	(221,428)
Notes payable	(25,000)
Total carrying amount of assets and liabilities	2,083,743

Loss on disposition of business	$(2,083,742)

The loss of disposition of business of $2,083,742 was included in income from discontinued operations, net of tax in the consolidated statements of operations.

Discontinued Operations

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2024 and 2023. The results of the discontinued operations for the three and six months ended June 30, 2024 and 2023 consist of the following:

	TRX		Bonum		Superlatus		SOSRx		CSP		APS		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,		June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Revenues	$-	$1,556,843	$-	$1,896	$-	$-	$-	$-	$-	$325,811	$-	$-	$-	$1,884,550
Cost of sales	-	-	-	-	-	-	-	-	-	306,962	-	-	-	306,962
Gross profit	-	1,556,843	-	1,896	-	-	-	-	-	18,849	-	-	-	1,577,588

Operating expenses:
Wage and salary expense	161,038	470,002	-	20,300	-	-	-	-	-	174,354	-	-	161,038	664,656
Professional fees	46,775	38,462	-	-	-	-	-	-	-	1,444	-	1,375	46,775	41,281
Technology expense	-	328,373	-	19,795	-	-	-	-	-	65,965	-	68,314	-	482,447
General and administrative	1,348	118,766	-	1,138	-	-	-	-	-	13,303	-	1,839	1,348	135,046
Total operating expenses	209,161	955,603	-	41,234	-	-	-	-	-	255,066	-	71,528	209,161	1,323,431
Operating income (loss)	(209,161)	601,239	-	(39,337)	-	-	-	-	-	(236,217)	-	(71,528)	(209,161)	254,157

Net income (loss) on discontinued operations	$(209,161)	$601,239	$-	$(39,337)	$-	$-	$-	$-	$-	$(236,217)	$-	$(71,528)	$(209,161)	$254,157

	TRX		Bonum		Superlatus		SOSRx		CSP		APS		Total
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,		June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Revenues	$970,808	$3,000,020	$-	$18,856	$-	$-	$-	$-	$-	$637,068	$-	$-	$970,808	$3,655,944
Cost of sales	-	-	-	-	-	-	-	-	-	577,535	-	-	-	577,535
Gross profit	970,808	3,000,020	-	18,856	-	-	-	-	-	59,533	-	-	970,808	3,078,408

Operating expenses:
Wage and salary expense	713,021	999,329	578	42,109	-	-	-	-	-	347,525	-	-	713,599	1,388,963
Professional fees	62,160	39,695	-	-	-	-	-	-	-	2,168	-	3,125	62,160	44,988
Technology expense	86,660	509,197	2,245	38,216	-	-	-	-	-	69,532	-	73,491	88,905	690,436
General and administrative	37,377	232,008	678	2,564	-	-	-	146	-	27,529	-	3,629	38,055	265,876
Total operating expenses	899,218	1,780,229	3,500	82,889	-	-	-	146	-	446,754	-	80,245	902,719	2,390,264
Operating income (loss)	71,590	1,219,790	(3,500)	(64,033)	-	-	-	(146)	-	(387,221)	-	(80,245)	68,089	688,144

Non-operating income (expense):
Gain (loss) on dispositions	29,685,946	-	-	-	(2,083,742)	-	-	-	-	-	-	-	27,602,204	-
Total non-operating income (expense)	29,685,946	-	-	-	(2,083,742)	-	-	-	-	-	-	-	27,602,204	-
Net income (loss) on discontinued operations	$29,757,536	$1,219,790	$(3,500)	$(64,033)	$(2,083,742)	$-	$-	$(146)	$-	$(387,221)	$-	$(80,245)	$27,670,294	$688,145

In the second quarter of 2024, the Company determined to dissolve the business of Bonum, and have presented the results of operations in net income (loss) from discontinued operations.

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

On February 29, 2024, the Company’s wholly owned subsidiary Trxade, Inc. entered into a Subscription Agreement (the “Subscription Agreement”) with Lafayette. Pursuant to the Subscription Agreement, Trxade, Inc. will, in two equal tranches, invest a total of up to $5,000,000 in Lafayette in exchange for up to 2,000,000 shares of Lafayette’s newly created Series A Convertible Preferred Stock, with the second tranche becoming payable only upon Trxade, Inc.’s receipt of notice that Lafayette has successfully drilled its first oil and gas well and produced at least one hundred (100) barrels of oil.

As of June 30, 2024, other receivables includes a $997,500 receivable from Danam Health Inc. and $1,203,682 receivable from APS and CSP.

See Note 7 for note receivable from Wood Sage, LLC.

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

Payment terms for products and services are generally 0 to 60 days and the Company has no contract assets or liabilities.

The following table presents disaggregated revenue by major product categories during the three and six months ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Product revenues
Pharmaceutical product resale	$18,699	$366,526	$18,699	$842,882
Total product revenue	$18,699	$366,526	$18,699	$842,882
Total revenue	$18,699	$366,526	$18,699	$842,882

NOTE 6 – INVENTORY

Inventory value is determined using the weighted average cost method and is stated at the lower of cost or net realizable value. As of June 30, 2024 and December 31, 2023, inventory was comprised of the following:

	June 30,	December 31,
	2024	2023
Raw materials	$-	$-
Finished goods	6,439	968
Inventory	$6,439	$968

NOTE 7 – NOTES RECEIVABLE – RELATED PARTY

On August 22, 2023, the Company received a Promissory Note (the “Wood Sage Note”) in the amount of $1,300,000 from Wood Sage, LLC and entered into the APS MIPA and CSP MIPA for the Company to sell APS and CSP and entered into a Master Service Agreement (“Wood Sage MSA”). The Wood Sage Note bears no interest and is due and payable within thirty days of a change in control, as defined by the Wood Sage Note, of the borrower. As of both June 30, 2024 and December 31, 2023, the outstanding balance of the Wood Sage Note was $1,300,000, respectively.

NOTE 8 – INTANGIBLE ASSETS

The intangible assets were sold to Superlatus on March 5, 2024 per the Stock Purchase Agreement (see Note 3).

NOTE 9 – OTHER CURRENT LIABILITIES

As of June 30, 2024 and December 31, 2023, other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023
Insurance refunds payable	$-	$62,390
Other payables	5,441	5,441
Other current liabilities	$5,441	$67,831

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

Under ASC 470, amounts recorded as debt are to be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining period. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of June 30, 2024, and December 31, 2023, the total contingent funding liability was $0 and $1,246,346 respectively, and the effective interest rate was approximately 0% and 31%, respectively. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the funding source will decrease the contingent funding liability balance accordingly.

NOTE 11 – NOTES PAYABLE

On November 17, 2023, the Company issued promissory notes to Moku Foods, Inc. (the “Moku Foods November 2023 Note”) in the amount of $50,000. The promissory note accrues interest at 11.5% per annum, compounded monthly and is payable upon demand at any time after November 30, 2023. As of December 31, 2023, the balance of the Moku Foods November 2023 Note was $50,000. The Company has accrued interest of $945 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold of its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On October 16, 2023, the Company issued promissory notes to Moku Foods, Inc. (the “Moku Foods October 2023 Note”) in the amount of $150,000. The promissory note accrues interest at 11.5% per annum, compounded monthly and is payable upon demand at any time after October 31, 2023. As of December 31, 2023, the balance of the Moku Foods October 2023 Note was $150,000. The Company has accrued interest of $4,300 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold of its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On September 27, 2023, the Company issued promissory notes to Perfect Day, Inc. (the “Perfect Day Note”) in the amount of $4,400,000 as consideration for the TUC APA (see Note 3). The promissory notes do not accrue interest and are payable upon demand at any time after October 31, 2023. The entire aggregate, unpaid principal sum of the note is immediately due and payable upon the occurrence of a change in control, as defined in the agreement. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold of its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

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

On June 16, 2023, the Company issued a secured debenture to Eat Well Investment Group, Inc. (the “Eat Well June 2023 Note”) in the amount of $1,150,000 for the purchase of Sapientia, a wholly-owned subsidiary of Superlatus. The Eat Well June 2023 Note is secured by 100% of the membership interests in Sapientia. The Eat Well June 2023 Note began accruing interest at 12% per annum, compounded monthly, as of October 31, 2023. The Eat Well June 2023 Note matured on December 31, 2023. As of December 31, 2023, the balance of the Eat Well June 2023 Note was $1,150,000. The Company has accrued interest of $23,063 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold of its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On February 8, 2023, Sapientia, a wholly-owned subsidiary of Superlatus, entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well February 2023 Note”) in the amount of $25,000. The Eat Well February 2023 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures February 7, 2025. As of December 31, 2023, the balance of the Eat Well February 2023 Note was $25,000. The Company has accrued interest of $418 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold of its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On September 14, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well September 2022 Note”) in the amount of $50,000. The Eat Well September 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures September 13, 2024. As of December 31, 2023, the balance of the Eat Well September 2022 Note was $50,000. The Company has accrued interest of $1,212 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold of its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On July 26, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well July 26, 2022 Note”) in the amount of $35,000. The Eat Well July 26, 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures July 25, 2024. As of December 31, 2023, the balance of the Eat Well July 26, 2022 Note was $35,000. The Company has accrued interest of $938 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold of its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On July 12, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well July 12, 2022 Note”) in the amount of $25,000. The Eat Well July 12, 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures July 11, 2024. As of December 31, 2023, the balance of the Eat Well July 12, 2022 Note was $25,000. The Company has accrued interest of $688 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold of its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On March 15, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well March 2022 Note”) in the amount of $100,000. The Eat Well March 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures March 14, 2024. As of December 31, 2023, the balance of the Eat Well March 2022 Note was $100,000. The Company has accrued interest of $3,361 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold of its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On February 1, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well February 2022 Note”) in the amount of $100,000. The Eat Well February 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures February 1, 2024. As of December 31, 2023, the balance of the Eat Well February 2022 Note was $100,000. The Company has accrued interest of $3,576 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold of its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On January 20, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well January 2022 Note”) in the amount of $20,000. The Eat Well January 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures January 20, 2024. As of December 31, 2023, the balance of the Eat Well January 2022 Note was $20,000. The Company has accrued interest of $728 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold of its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On December 24, 2021, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well December 2021 Note”) in the amount of $100,000. The Eat Well December 2021 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matured December 24, 2023. As of December 31, 2023, the balance of the Eat Well December 2021 Note was $100,000. The Company has accrued interest of $3,776 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold of its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On November 10, 2021, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well November 2021 Note”) in the amount of $50,000. The Eat Well November 2021 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matured November 10, 2023. As of December 31, 2023, the balance of the Eat Well November 2021 Note was $50,000. The Company has accrued interest of $2,001 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold of its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On August 18, 2021, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well August 2021 Note”) in the amount of $250,000. The Eat Well August 2021 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matured August 18, 2023. As of December 31, the balance of the Eat Well August 2021 Note was $250,000. The Company has accrued interest of $11,079 as of December 31, 2023. On March 5, 2024, the Company entered into Stock Purchase Agreement with Superlatus Foods, Inc. whereby the Company sold of its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

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

Common Stock

During the six months ended June 30, 2024, the Company issued 470,482 shares of common stock for services. The fair value of shares issued for services was $4,450,919 and was included in general and administrative expenses in the consolidated statements of operations.

During the six months ended June 30, 2024, a warrants holder exercised a warrant and acquired 28,487 shares of common stock for $16,567 in proceeds (see Note 14).

During the six months ended June 30, 2024, an options holder exercised an option and acquired 2,371 shares of common stock for $9,840 in proceeds (see Note 15).

Special Cash Dividend

On March 6, 2024, the Company announced the declaration of a special cash dividend of eight dollars ($8.00) per share of common stock, payable to stockholders of record as of March 18, 2024, with the dividend being paid on March 22, 2024. The special dividend of $12,671,072 (in the aggregate) was paid using a portion of the proceeds from the closing of the sale of the Trxade assets to MMS.

On July 9, 2024, the Company announced the declaration of a special cash dividend of one dollar and fifty cents ($1.50) per share of common stock, payable to stockholders of record as of July 19, 2024, with the dividend being paid on or about July 24, 2024. The special dividend of $2,187,759 was paid using a portion of the proceeds received in May 2024 in connection with the sale of the Trxade assets to MMS.

Equity Compensation Awards

Each independent member of the Board is to receive an annual grant of restricted common stock of the Company equal to $55,000 in value on April 1st of each year (or such date thereafter as the awards are approved by the Board), and valued on such same date, based on the closing sales price on such date (or the first business day thereafter), which restricted stock awards will vest at the rate of 1/4th of such awards over the following four calendar quarters, subject to such directors continued service to the Company.

Effective on August 13, 2023, the Board approved the issuance of 24,444 shares of common stock of the Company to each of Mr. Fell and Mr. Peterson (who each at the time of issuance were members of the Board of Directors) for services rendered to the Company during fiscal 2023, which shares were valued at $110,000. The Board also approved the issuance of 14,056 shares of common stock of the Company to Jeff Newell (who, at the time of issuance was a member of the Board of Directors) for services rendered during fiscal 2023, which were valued at $63,250 based on the most recent close price of the Company’s common stock on the date approved by the Board. The shares vest at the rate of 1/4th of such shares immediately on the grant date, and 1/4th of such shares on each of October 1, 2023, January 1, 2024 and April 1, 2024, subject to each applicable independent director’s continued service to the Company on such dates. Additionally, the Board approved 10,000 shares with immediate vesting to each Board member to recognize the significant additional work for various financing, sales, acquisitions, operations restructuring.

All of the awards discussed above were issued under the Company’s Second Amended and Restated 2019 Equity Incentive Plan (the “Plan”) and all restricted stock awards discussed above were evidenced by Restricted Stock Grant Agreements.

The Company’s board of directors and stockholders approved an amendment to the Company’s Second Amended and Restated 2019 Equity Incentive Plan (the “2019 EIP”) increasing the available shares under the 2019 EIP to 5,000,000 shares of the Common Stock as such common stock existed on July 24, 2024 (see Note 19).

NOTE 13 – PREFUNDED AND PRIVATE PLACEMENT WARRANTS

On October 4, 2022 the Company entered into a securities purchase agreement (the “Purchase Agreement”) with institutional investor (the “Purchaser”) which provided for the sale and issuance by the Company of (i) the Company’s common stock (the “Common Stock”), (ii) pre-funded warrants (the “Pre-Funded Warrants”) and (iii) warrants (the “Private Placement Warrants” and, together with the Shares and the Pre-Funded Warrants, the “Securities”).

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

NOTE 14 – WARRANTS

During the six months ended June 30, 2024, 28,487 warrants to purchase shares of common stock were exercised for a total purchase price of $16,567 (see Note 12).

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant.

There was no compensation cost related to the warrants for the six months ended June 30, 2024, and 2023, respectively.

As of June 30, 2024, the Company remeasured the fair value of warrants outstanding at $1,631,974. In connection with remeasurement of warrants, a $165,132 and $895,021 expense was recognized during the three and six months ended June 30, 2024, respectively, as the change in fair value of warrant liability.

The Company’s outstanding and exercisable warrants As of June 30, 2024, are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life In Years	Intrinsic Value
Warrants outstanding as of December 31, 2023	218,729	19.62	3.95	-
Warrants granted	-	-	-	-
Warrants forfeited, expired, cancelled	-	-	-	-
Warrants exercised	(28,487)	7.14	-	-
Warrants outstanding as of June 30, 2024	190,242	21.48	3.34	141,926
Warrants exercisable as of June 30, 2024	190,242	21.48	3.34	141,926

NOTE 15 – OPTIONS

The Company maintains stock option plans under which certain employees are awarded option grants based on a combination of performance and tenure. The stock option plans provide for the grant of up to 155,556 shares, and the Company’s Second Amended and Restated 2019 Equity Incentive Plan provides for automatic increases in the number of shares available under such plan (currently 133,333 shares) on April 1st of each calendar year, beginning in 2021 and ending in 2029 (each a “Date of Determination”), in each case subject to the approval and determination of the administrator of the plan (the Board of Directors or Compensation Committee) on or prior to the applicable Date of Determination, equal to the lesser of (A) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the administrator. The administrator as a result of the annual meeting shareholder vote increased the number of shares available to grant to employees under the 2019 incentive plan by 2,000,000. The administrator did not approve an increase in the number of shares covered under the plan as of April 1, 2022.

For the six-month period ended June 30, 2024, no options to purchase shares were granted. For the six-month period ended June 30, 2024, 2,371 options to purchase shares of common stock were exercised for $9,840 in cash (see Note 12).

Total compensation cost related to stock options granted was $444 and $7,783 for the three months ended June 30, 2024, and 2023, respectively. Total compensation cost related to stock options granted was $24,710 and $22,217 for the six months ended June 30, 2024 and 2023, respectively.

The following table represents stock option activity for the six-month period ended June 30, 2024:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life in Years	Intrinsic Value
Options outstanding as of December 31, 2023	26,229	$43.04	3.70	$-
Options exercisable as of December 31, 2023	16,141	60.75	3.64	-
Options granted	-	-	-	-
Options adjusted	72	-	-	-
Options expired	-	-	-	-
Options exercised	(2,371)	53.29	3.32	-
Options outstanding as of June 30, 2024	23,930	40.78	3.18	46,125
Options exercisable as of June 30, 2024	23,930	42.16	2.28	46,125

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

GSG PPE, LLC

On November 19, 2021, IPS filed a complaint against GSG PPE, LLC (“GSG”) and Gary Waxman (“Waxman”), the owner, alleging three counts of breach of contract for a purchase agreement, a promissory note, and a personal guaranty. Collectively, the company alleges that GSG and Waxman have materially breached all three contracts. In late 2020, GSG and IPS executed a valid initial contract setting the terms of a business transaction. GSG failed to pay IPS approximately 75% of the amount owed to IPS. GSG acknowledged it owed the money and executed a promissory note in favor of IPS in the amount of $630,000 which matured on September 30, 2021. The note provides for attorney fees and interest in addition to the $630,000. Waxman’s personal guaranty confirmed that GSG owed IPS $630,000. On September 30, 2021, the $630,000 was recorded as Bad Debt Expense. A settlement was entered into between the parties in June 2022, whereby GSG and Waxman agreed to pay $743,000 which included attorney fees and interest, which is required to be paid to the Company in monthly installments over 17 months. The Company received additional monthly installment payments as part of the agreement through January 2023. As of June 30, 2024, and through the date of this filing, the Company has not received the monthly installment payments due to the Company from GSG since January of 2023.

NOTE 17 – LEASES

The Company has one operating lease for a corporate office as of June 30, 2024. The following table outlines the details of the leases:

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

In the first quarter of 2024, the Company sold assets and liabilities of Trxade, Inc. and Superlatus. including the related right of use assets and liabilities. The Company has only Lease 2 active and continuing in the condensed consolidated balance sheet as of June 30, 2024.

The table below reconciles the fixed component of the undiscounted cash flows for Lease 2 of the first five years and the total remaining years to the lease liabilities recorded in the Consolidated Balance Sheet as of June 30, 2024.

Future lease obligations
2024 remaining	$26,174
2025	53,652
2026	55,261
2027	56,919
2028	48,612
Total minimum lease payments	240,618
Less: effect of discounting	(47,014)
Present value of future minimum lease payments	193,604
Less: current obligation under lease	32,608
Long-term lease obligations	$160,996

For the three months ended June 30, 2024, and 2023, total operating lease expense was $12,840 and $75,496, which is included in general and administrative expenses in the condensed consolidated statements of operations, as well as $62,656 from discontinued operations, respectively.

For the six months ended June 30, 2024, and 2023, total operating lease expense was $25,681 and $150,992, which is included in general and administrative expenses in the condensed consolidated statements of operations, as well as $125,312 from discontinued operations, respectively.

For the three months ended June 30, 2024, and 2023, total short-term lease expense was $2,143 and $8,511, which is included in general and administrative expenses in the condensed consolidated statements of operations, respectively.

For the six months ended June 30, 2024, and 2023, total short-term lease expense was $10,228 and $14,039, which is included in general and administrative expenses in the condensed consolidated statements of operations, respectively.

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

The Company classifies its business interests into reportable segments which are:

●	IPS - Integra Pharma, LLC - Licensed wholesaler of brand, generic and non-drug products – B2B sales
●	Unallocated - Other – corporate overhead expense and discontinued operations.

Three Months Ended June 30, 2024	Integra	Unallocated	Total
Revenue	$18,699	$-	$18,699
Gross Profit	(703)	-	(703)
Segment Assets	9,477,347	5,371,187	14,848,533
Segment Profit/Loss	(346,431)	(1,487,471)	(1,833,902)
Cost of Sales	$19,402	$-	$19,402

Three Months Ended June 30, 2023	Integra	Unallocated	Total
Revenue	$366,526	$-	$366,526
Gross Profit	67,139	-	67,139
Segment Assets	343,873	5,328,587	5,672,460
Segment Profit/Loss	(103,219)	(1,871,659)	(1,974,878)
Cost of Sales	$299,387	$306,962	$606,349

Six Months Ended June 30, 2024	Integra	Unallocated	Total
Revenue	$18,699	$-	$18,699
Gross Profit	(703)	-	(703)
Segment Assets	9,477,347	5,371,187	14,848,533
Segment Profit/Loss	(585,086)	19,997,217	19,412,131
Cost of Sales	$19,402	$-	$19,402

Six Months Ended June 30, 2023	Integra	Unallocated	Total
Revenue	$842,882	$-	$842,882
Gross Profit	123,398	-	123,398
Segment Assets	343,873	5,328,587	5,672,460
Segment Profit/Loss	(208,086)	(2,444,746)	(2,652,831)
Cost of Sales	$719,484	$577,535	$1,297,019

NOTE 19 – SUBSEQUENT EVENTS

On July 9, 2024, the Company announced the declaration of a special cash dividend of one dollar and fifty cents ($1.50) per share of common stock, payable to stockholders of record as of July 19, 2024, with the dividend being paid on or about July 24, 2024. The special dividend was $2,187,759 paid using a portion of the proceeds received in May 2024 in connection with the prior sale of the Company’s web-based market platform assets.

On July 12, 2024, the Company converted 290 shares of Series C Preferred Stock into 52,158 shares of common stock at the election of the holder.

On July 25, 2024, the Company entered into and closed an Agreement and Plan of Merger (the “Scienture Merger Agreement”) with MEDS Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub I”), MEDS Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), and Scienture, Inc., a Delaware corporation (“Scienture”). Pursuant to the Merger Agreement, (i) Merger Sub I merged with and into Scienture (the “First Merger”), with Scienture continuing as the surviving entity and a wholly owned subsidiary of the Company, and (ii) Scienture merged with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II continuing as the surviving entity. In connection with the transactions, the Company will change its name from “TRxADE HEALTH, INC.” to “Scienture Holdings, Inc.” and Merger Sub II, as the surviving entity of the Mergers, will change its name from “MEDS Merger Sub II, LLC” to “Scienture LLC”. Scienture is a pharmaceutical company based in Commack, New York, and focuses on developing unique specialty product concepts and solutions that bring enhanced value to patients and healthcare systems. Scienture is in the process of developing various assets across therapeutics areas, indications and cater to different market segments.

As consideration for the Mergers, at the effective time of the First Merger (the “First Effective Time”), the shares of Scienture common stock issued and outstanding immediately prior to the First Effective Time were converted into the right to receive, in the aggregate, (i) 291,555 shares of the Company’s common stock which represents 19.99% of the number of shares of common stock issued and outstanding immediately prior to the effective time of the First Merger, and (ii) 6,826,713 shares of the Company’s Series X Non-Voting Convertible Preferred Stock, par value $0.00001 per share (the “Series X Preferred Stock”), each share of which is convertible into one share of common stock. See below for description of the Series X Preferred Stock.

On July 25, 2024, the Company revoked the authorization to issue shares of the Company’s Series A Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”). Concurrently with revoking the Company’s authority to issue Series A Preferred Stock, the Company authorized the issuance of up to 9,211,246 shares of the Series X Preferred Stock, a new class of preferred stock.

All issued and outstanding shares of Scienture, Inc.’s common stock were converted into the right to receive a combination of shares of Series X Preferred Stock and shares of the Common Stock in connection with the Merger. Specifically, former shareholders of Scienture, Inc. collectively have the right to obtain such shareholders’ pro rata share of 291,555 shares of Common Stock and 6,826,713 shares of Series X Preferred Stock. Shares of Common Stock and Series X Preferred Stock will be issued to former stockholders of Scienture, Inc. upon the exchange agent receiving the former stockholder’s executed letter of transmittal and such other documents reasonably required by the exchange agent or the Company.

The Certificate of Designation provides that, subject to any beneficial ownership limitations designated by former Scienture, Inc. stockholders, the shares of Series X Preferred Stock will automatically convert into shares of Common Stock at a 1:1 conversion ratio upon the earliest date permitted by the listing rules of the Nasdaq Stock Market following the date that the Company’s stockholders approve the Preferred Stock Conversion (the “Eligible Conversion Date”). Holders of the Series X Preferred Stock may convert, at any time after the Eligible Conversion Date, shares of the Series X Preferred Stock into shares of the Common Stock.

Holders of the Series X Preferred Stock are entitled to receive dividends on shares of the Series X Preferred Stock on an as-if-converted-to-Common-Stock basis, without regard to any beneficial ownership limitation described in a letter of transmittal, equal to and in the same form and manner as dividends are paid to holders of the shares of Common Stock. Subject to any requirements of the General Corporation Law of the State of Delaware, the Series X Preferred Stock has no voting rights. The Series X Preferred Stock ranks on parity with shares of Common Stock as to distributions of assets upon liquidation, dissolution, or winding up of the Company.

In connection with the consummation of the Mergers, on July 25, 2024, the Company’s Board appointed Shankar Hariharan and Narasimhan Mani to the Board. It has not yet been determined on which committees of the Board either Dr. Hariharan or Dr. Mani will serve.

The Company’s board of directors and stockholders approved an amendment to the Company’s Second Amended and Restated 2019 Equity Incentive Plan (the “2019 EIP”) increasing the available shares under the 2019 EIP to 5,000,000 shares of the Common Stock as such common stock existed on July 24, 2024.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Recent Events. Summary of material transactions occurring during the three and six months ended June 30, 2024.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2024, and 2023.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

The Company owns, as of June 30, 2024, 100% of Trxade, Inc., Integra Pharma Solutions, LLC and Bonum Health, LLC. Through February 16, 2024, Trxade, Inc., operated a web-based market platform that enables commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services.

Integra Pharma Solutions, LLC (“IPS” d.b.a. Trxade Prime), is a licensed pharmaceutical wholesaler and sells brand, generic and non-drug products to customers. IPS customers include all healthcare markets including government organizations, hospitals, clinics and independent pharmacies nationwide.

Bonum Health, LLC (“Bonum Health”), was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in February 2020; however, the Company does not anticipate installations moving forward. The Company is in the process of dissolving Bonum Health, Inc. and Bonum Health, LLC and expects those entities are each to be dissolved shortly after the date of this Quarterly Report. The Company has begun the process to administratively dissolve Bonum Health.

Scienture Merger

On July 25, 2024, the Company completed its acquisition of Scienture. As consideration for the Mergers, at the effective time of the First Merger (the “First Effective Time”), the shares of Scienture common stock issued and outstanding immediately prior to the First Effective Time were converted into the right to receive, in the aggregate, (i) 291,555 shares of the Company’s common stock which represents 19.99% of the number of shares of common stock issued and outstanding immediately prior to the effective time of the First Merger, and (ii) 6,826,713 shares of the Company’s Series X Non-Voting Convertible Preferred Stock.

Scienture is a New York based, pre-revenue pharmaceutical research company. The Scienture team is a highly experienced team of industry professionals who are passionate about developing unique specialty product concepts and solutions that bring enhanced value to patients and healthcare systems. Scienture’s assets in development are across therapeutics areas, indications and cater to different market segments. Scienture’s mission is to identify, develop and bring to market innovative technology-based products to address unmet medical needs. It’s targeted portfolio consists of short term and long-term opportunities with efficient development, regulatory, and go to market strategies.

Superlatus Merger

On July 14, 2023, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Merger Agreement”) with Superlatus, Inc., a U.S.-based holding company of food products and distribution capabilities (“Superlatus”) and Foods Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”).

On July 31, 2023 , the Company completed its acquisition of Superlatus in accordance with the terms and conditions of the Merger Agreement (the “Superlatus Merger”), pursuant to which the Company acquired Superlatus by way of a merger of the Merger Sub with and into Superlatus, with Superlatus being a wholly owned subsidiary of the Company and the surviving entity in the Superlatus Merger.

Not all of the closing conditions of the Merger Agreement were met. As a result, the Company entered into Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger (the “Amendment”) on January 8, 2024. Under the terms of the Amendment, the merger consideration to the shareholders of Superlatus was adjusted to the aggregate of 136,441 shares of common stock of the Company, representing 19.99% of the total issued and outstanding common stock of the Company after the consummation of the Superlatus Merger and 15,759 shares of Company’s Series B Preferred Stock, with a conversion ratio of 100 shares of Series B Preferred Stock to one share of common stock. At Closing, the value of the common stock was $7.30 per share, resulting in a total value of $12,500,089. Additionally, the shareholders of Superlatus agreed to surrender back to the Company 291,096 shares of the Company’s Series B Preferred Stock. As described below, in March 2024 the Company divested its entire interest in Superlatus.

Dispositions

On February 16, 2024, the Company, together with Trxade, Inc., and Micro Merchant Systems, Inc. (“MMS”) entered into an asset purchase agreement (the “APA”) under which MMS agreed to purchase for cash substantially all of the assets of Trxade, Inc. On February 16, 2024, the parties consummated the closing of the transactions contemplated by the APA. Trxade, Inc. operated a web-based market platform designed to enable trading among healthcare buyers and sellers of pharmaceuticals, accessories and services. The purchase price paid at closing was $22,660,182. Pursuant to the terms and conditions of the APA, because MMS received $1,600,000 or greater in certain collections from third parties resulting from any products or services sold, or provided, by the business assets and operations acquired from Trxade, Inc. during the period ending on the four-month anniversary of the closing date, Trxade, Inc. was due an additional $7,500,000 payment from MMS. The Company received the $7,500,000 milestone payment in May 2024.

On March 5, 2024, the Company entered in a Stock Purchase Agreement (“SPA”) with Superlatus Foods Inc. (the “Buyer”). Pursuant to the SPA, the Company sold all of the issued and outstanding stock of Superlatus Inc., to the Buyer. The $1.00 purchase price for the stock was delivered to the Company at the closing, which occurred simultaneously with the execution of the SPA. As a result of the transaction Superlatus ceased to be a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus became rights and obligations of Buyer.

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

On July 25, 2024, the Company entered into and closed an Agreement and Plan of Merger (the “Scienture Merger Agreement”) with MEDS Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub I”), MEDS Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), and Scienture, Inc., a Delaware corporation (“Scienture”). Pursuant to the Merger Agreement, (i) Merger Sub I merged with and into Scienture (the “First Merger”), with Scienture continuing as the surviving entity and a wholly owned subsidiary of the Company, and (ii) Scienture merged with and into Merger Sub II (the “Second Merger” and, together with the First Merger, the “Mergers”), with Merger Sub II continuing as the surviving entity. In connection with the transactions, the Company will change its name from “TRxADE HEALTH, INC.” to “Scienture Holdings, Inc.” and Merger Sub II, as the surviving entity of the Mergers, will change its name from “MEDS Merger Sub II, LLC” to “Scienture LLC”. Scienture is a pharmaceutical company based in Commack, New York, and focuses on developing unique specialty product concepts and solutions that bring enhanced value to patients and healthcare systems. Scienture is in the process of developing various assets across therapeutics areas, indications and cater to different market segments.

Liquidity and Capital Resources

Cash

Cash was $7,719,993 as of June 30, 2024, compared to $314 as of December 31, 2023. The increase in cash was primarily due to the proceeds in February 2024 and May 2024 related to the disposition of certain assets of Trxade Inc. to MMS as described above. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	June 30,	December 31,		Percent
	2024	2023	Change	Change
Cash	$7,719,993	$314	$7,719,679	2,458,496%
Current assets (excluding cash)	$4,424,451	$2,752,749	$1,671,702	61%
Current liabilities	$2,902,089	$11,556,355	$(8,654,266)	-75%
Working capital	$9,242,355	$(8,803,292)	$18,045,647	-205%

Our principal sources of liquidity have historically been cash provided by operations, sales of business assets and operations from time to time, sales of equity, and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses, technology development, and acquisitions. We anticipate these uses will continue to be our principal sources of, and uses of, cash in the future.

The increase in cash as of June 30, 2024, compared to December 31, 2023, was primarily due to the proceeds received in February 2024 and May 2024 resulting from the disposition of assets of Trxade Inc. to MMS as described above.

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

On July 9, 2024, the Company announced the declaration of a special cash dividend of one dollar and fifty cents ($1.50) per share of common stock, payable to stockholders of record as of July 19, 2024, with the dividend being paid on or about July 24, 2024. The special dividend was $2,187,759 paid using a portion of the proceeds received in May 2024 in connection with the February 2024 sale of the Trxade Inc.’s web-based market platform assets.

Liquidity Outlook Cash Explanation

Cash Requirements

Our primary objectives for the remainder of 2024 are expected to be the integration of Scienture’s assets and operations into our company and the continued implementation of their business plan as well as the continued development and operational expansions on our Trxade Prime platform, and to complete potential strategic transactions of our business-to-consumer subsidiaries, which may include a potential sale, spin-off, fund raising, combination or other strategic transaction, and also include the winding down of such entities. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all. We may also raise additional funding in the future through the sale of equity.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses from July 2024 to June 2025	Amount
General and administrative (1)	$4,800,000
Total	$4,800,000

(1) Includes estimated wages and payroll, legal and accounting, marketing, rent and web development.

We may require additional funding in the future to implement on our business plan and potentially to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue using the same marketing and management strategies to promote our Integra Pharma Solutions assets and operations, exploring strategic transactions involving our corporate assets, while also seeking to expand our and Scienture operations organically or through acquisitions, as funding and opportunities arise. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

We believe that we have adequate cash to implement our plan to operate a business-to-business web-based marketplace focused on the United States pharmaceutical industry. Our core service is designed to bring the nation’s independent pharmacies and accredited national suppliers of pharmaceuticals together to provide efficient and transparent buying and selling opportunities.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the following periods:

	Six Months Ended
	June 30,			Percent
	2024	2023	Change	Change
Net loss from continuing operations	$(8,258,163)	$(3,340,976)	$(4,917,186)	147%
Net cash provided by (used in):
Net cash used in operating activities from continuing operations	$(5,197,913)	$(1,259,477)	$(3,938,435)	313%
Net cash (used in) provided by operating activities from discontinued operations	$(769,805)	$656,512	$(1,426,318)	-217%
Operating Activities

Net cash used in investing activities from continuing operations	$(2,500,000)	$(138,875)	$(2,361,125)	1700%
Net cash provided by investing activities from discontinued operations	$29,931,815	$420,269	$29,511,546	7022%
Investing Activities

Net cash used in financing activities from continuing operations	$(13,891,011)	$(44,024)	$(13,846,987)	31453%
Net cash used in financing activities from discontinued operations	$(5,000)	$-	$(5,000)	0%
Financing Activities
Net change in cash	$7,568,085	$(365,595)	$7,933,681	-2170%

Cash used in operations for the six months ended June 30, 2024, was $5,967,718, compared to cash used in operations for the six months ended June 30, 2023, of $602,965. The increase in cash used in operations for the six months ended June 30, 2024 compared to June 30, 2023, was mainly due to our net loss and cash used in operating assets and liabilities in 2024.

Cash provided by investing activities for the six months ended June 30, 2024, was $27,431,815 and cash provided by investing activities was $281,394 for the six months ended June 30, 2023. The increase in cash provided by investing activities is related to the disposition of Trxade, Inc. and Superlatus, Inc., partially offset by investment in securities of $2,500,000.

Cash used in financing activities for the six months ended June 30, 2024, was $13,896,011 compared to cash used in financing activities for the six months ended June 30, 2023, which was $44,024. The increase was mainly due to repayment of the net balance of the contingent funding liability of $1,246,346 and payment of dividends of $12,671,072.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended June 30, 2024, compared to Three Month Period Ended June 30, 2023

	Three Months Ended
	June 30,			Percent
	2024	2023	Change	Change
Revenues	$18,699	$366,526	$(347,827)	-95%
Cost of sales	19,402	299,387	(279,985)	-94%
Gross (loss) profit	(703)	67,139	(67,842)	-101%
Operating expenses:
Wage and salary expense	312,049	156,300	155,749	100%
Professional fees	509,136	188,343	320,793	170%
Accounting and legal expense	171,708	124,799	46,909	38%
Technology expense	86,674	27,579	59,095	214%
General and administrative (less stock-based compensation expense)	414,977	162,117	252,860	156%
Warrants and options expense	444	7,783	(7,339)	-94%
Total operating expenses	1,494,988	666,921	828,066	124%
Change in fair value of warrant liability	(165,132)	(1,448,519)	1,283,387	-89%
Interest income	41,031	-	41,031	100%
Interest expense	(4,949)	(180,734)	175,785	-97%
Net loss from operations	(1,624,741)	(2,229,035)	604,296	-27%
(Loss) income from discontinued operations	(209,161)	254,157	(463,318)	-182%
Net (loss) income	$(1,833,902)	$(1,974,878)	$140,976	-7%

There are $18,699 in revenues for the three months ended June 30, 2024. Revenues decreased by $347,827, compared to the same period ended June 30, 2023 primarily because of the disposition of the assets and operations of Trxade, Inc. completed in February 2024 which resulted in the Company having fewer revenue generating operations when compared to the comparable period in 2023.

For the three-month period ended June 30, 2024, cost of goods sold and gross (loss) profit were $19,402 and $(703), and $299,387 and $67,139, all respectively for the same period in 2023. Gross profit as a percentage of sales was (3.76)% for the three months ended June 30, 2024, compared to 18.32% for the three months ended June 30, 2023.

Wages and salary expense increased by $155,749 for the three months ended June 30, 2024 to $312,049 compared to $156,300 for the comparable period in 2023. The increase is primarily due to increase in salary of COO and CEO of IPS during the three months ended June 30, 2024 as compared to the same period in 2023.

Professional fees increased by $320,793 to $509,136 compared to $188,343 for the comparable period in 2023. The increase was primarily due to increase in Board members’ fees and consulting expense.

Accounting and legal expenses increased by $46,909 for the three months ended June 30, 2024 to $171,708 compared to $124,799 for the comparable period in 2023. The increase is primarily due to more in amount of legal services during the three months ended June 30, 2024 as compared to the same period in 2023.

General and administrative expenses (including stock-based compensation expense) increased by $245,521 for the three months ended June 30, 2024, to $415,421 compared to $169,900 for the comparable period in 2023. The increase was mainly due to increase in tax salt expense.

Technology expense increased $59,095 for the three months ended June 30, 2024 to $86,674 compared to $27,579 for the comparable period in 2023. The increase was mainly due to increased software expense and software support expense.

We had interest expense of $4,949 for the three months ended June 30, 2024, compared to interest expense of $180,734 for the three months ended June 30, 2023. The decrease is due to the sale of note payable of Superlatus, Inc. consequent to sale of its equity interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

We recognized a loss on the change in the fair value of the warrant liability of $165,132 for the three months ended June 30, 2024, compared to a loss of $1,448,519 during the three months ended June 30, 2023.

During the three months ended June 30, 2024, the Company incurred a net loss from continuing operations of $1,624,741 compared to a net loss from continuing operations of $2,229,035 for the three months ended June 30, 2023. The decrease in net loss is mainly driven by lower loss on change in fair value of warrant liability in 2024.

Net loss from discontinued operations increased by $463,318 to a net loss of $209,161 for the three months ended June 30, 2024, compared to a net income from discontinued operations of $254,157 for the three months ended June 30, 2023. The increase was primarily due to discontinue of operations of Bonum in April 2024 and the results of operations of Bonum shown in discontinued operations.

Six Month Period Ended June 30, 2024, compared to Six Month Period Ended June 30, 2023

	Six Months Ended
	June 30,			Percent
	2024	2023	Change	Change
Revenues	$18,699	$842,882	$(824,183)	-98%
Cost of sales	19,402	719,484	(700,082)	-97%
Gross (loss) profit	(703)	123,398	(124,101)	-101%
Operating expenses:
Wage and salary expense	534,644	337,893	196,751	58%
Professional fees	688,689	324,297	364,392	112%
Accounting and legal expense	510,755	373,015	137,740	37%
Technology expense	138,289	52,875	85,414	162%
General and administrative (less stock-based compensation expense)	5,091,316	394,277	4,697,039	1191%
Warrants and options expense	24,266	22,217	2,049	9%
Total operating expenses	6,987,959	1,504,574	5,483,385	364%
Change in fair value of warrant liability	(895,021)	(1,368,628)	473,607	-35%
Interest income	103,952	4,198	99,754	2376%
Loss on disposal of asset	(374,968)	(352,244)	(22,724)	100%
Interest expense	(103,464)	(243,126)	139,662	-57%
Net loss from operations	(8,258,162)	(3,340,976)	(4,917,185)	147%
Income from discontinued operations	27,670,294	688,145	26,982,149	3921%
Net income (loss)	$19,412,132	$(2,652,831)	$22,064,964	-832%

There are $18,699 in revenues for the six months ended June 30, 2024. Revenues decreased by $824,183, compared to the same period ended June 30, 2023 primarily because of the disposition of the assets and operations of Trxade, Inc. completed in February 2024 which resulted in the Company having fewer revenue generating operations when compared to the comparable period in 2023.

For the six-month period ended June 30, 2024, cost of goods sold and gross (loss) profit were $19,402 and $(703), and $719,484 and $123,398, all respectively for the same period in 2023. Gross profit as a percentage of sales was (3.76)% for the six months ended June 30, 2024, compared to 14.64% for the six months ended June 30, 2023.

Wages and salary expense increased by $196,751 for the six months ended June 30, 2024 to $534,644 compared to $337,893 for the comparable period in 2023. The increase is primarily due to increase in salary of COO and CEO of IPS during the six months ended June 30, 2024 as compared to the same period in 2023.

Professional fees increased by $364,392 to $688,689 compared to $324,297 for the comparable period in 2023. The increase was primarily due to increase in Board members’ fees and consulting expense.

Accounting and legal expenses increased by $137,740 for the six months ended June 30, 2024 to $510,755 compared to $373,015 for the comparable period in 2023. The increase is primarily due to increase in amount of legal services during the six months ended June 30, 2024 as compared to the same period in 2023.

General and administrative expenses (including stock-based compensation expense) increased by $4,699,088 for the six months ended June 30, 2024, to $5,115,582 compared to $416,494 for the comparable period in 2023. The increase was mainly due to shares issued for services at fair value of $4,450,919 and increase in tax salt expense.

Technology expense increased by $85,414 for the six months ended June 30, 2024 to $138,289 compared to $52,875 for the comparable period in 2023. The increase was mainly due to increased software expense and software support expense.

We had interest expense of $103,464 for the six months ended June 30, 2024, compared to interest expense of $243,126 for the six months ended June 30, 2023. The decrease is due to the sale of note payable of Superlatus, Inc. consequent to sale of its equity interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

We recognized a loss on the change in the fair value of the warrant liability of $895,021 for the six months ended June 30, 2024, compared to a loss of $1,368,628 during the six months ended June 30, 2023.

During the six months ended June 30, 2024, the Company incurred a net loss from continuing operations of $8,258,162 compared to a net loss from continuing operations of $3,340,976 for the six months ended June 30, 2023. The increase in net loss is mainly driven by stock compensation in 2024.

Net income from discontinued operations increased by $26,982,149 to a net income of $27,670,294 for the six months ended June 30, 2024, compared to a net income from discontinued operations of $688,145 for the six months ended June 30, 2023. The increase was primarily due to the disposal of Trxade, Inc., partially offset by loss on disposal of Superlatus, Inc. during the six months ended June 30, 2024.

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

The Urgent Company, Inc., was wholly-owned subsidiary, is a retail and distribution provider of prepackaged, prepared foods. Subsequent to December 31, 2023, we divested our interest in The Urgent Company, Inc.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mr Patel, respectively, as of June 30, 2024, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our workforce operated primarily in a work from home environment. While pre-existing controls were not specifically designed to operate in our current work-from-home operating environment, we do not believe that such work-from-home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 22, 2024 (the “Form 10-K”), and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 filed with the SEC on June 26, 2024 (“Form 10-Q”), in each case under the heading “Risk Factors”, except for the risks inherent in the assets and operations of Scienture that pertain to the Company after the completion of the merger transaction completed in July 2024 and as set forth below, and investors should review the risks provided in the Form 10-K, Form 10-Q and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K and the Form 10-Q and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The Company’s stockholders may not realize a benefit from the merger commensurate with the ownership dilution they will experience in connection with the merger.

The Company and Scienture completed a merger transaction on July 25, 2024 as generally described in this report (and other reports and filings we have filed with the SEC), and, if the combined company is unable to realize the full strategic and financial benefits currently anticipated from the merger, the Company’s stockholders will have experienced dilution of their ownership interests in the Company without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the six months ended June 30, 2024, the Company issued 470,482 shares of common stock for services. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for this issuance.

On July 12, 2024, the Company converted 290 shares of Series C Preferred Stock into 52,158 shares of common stock at the election of the holder.

As consideration for the Mergers, at the effective time of the First Merger (the “First Effective Time”), the shares of Scienture common stock issued and outstanding immediately prior to the First Effective Time were converted into the right to receive, in the aggregate, (i) 291,555 shares of the Company’s common stock, par value $0.00001 per share (the “Common Stock”) which represents 19.99% of the number of shares of Common Stock issued and outstanding immediately prior to the effective time of the First Merger, and (ii) 6,826,713 shares of the Company’s Series X Non-Voting Convertible Preferred Stock, par value $0.00001 per share (the “Series X Preferred Stock”), each share of which is convertible into one share of Common Stock.

In each case, the issuance did not involve a public offering and was made without general solicitation or general advertising, and the recipient of the shares was an accredited investor.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company repurchased no shares of common stock during the first two quarters of 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended June 30, 2024, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended June 30, 2024, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

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

Date: August 9, 2024

By:	/s/ Prashant Patel
Prashant Patel
Interim Chief Financial Officer (Principal Accounting/Financial Officer)

Date: August 9, 2024

