Form 10-Q
period 2024-09-30
Scienture Holdings, Inc.
filed 2024-11-06
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39199

Scienture Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6308 Benjamin Rd, Suite 708 Tampa, Florida	33634
(Address of principal executive offices)	(Zip code)

(800) 261-0281

(Registrant’s telephone number, including area code)

TRxADE HEALTH, INC.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 Par Value Per Share	SCNX	The NASDAQ Stock Market LLC (The NASDAQ Capital Market)

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

There were 8,576,795 shares of the registrant’s common stock outstanding on November 6, 2024.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended September 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Scienture Holdings, Inc. (f/k/a TRxADE Health, Inc.) (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. These factors include, but are not limited to:

●	Our limited amount of cash;
●	The negative effect on our business and our ability to raise capital that is created by the fact that there is a substantial doubt about our ability to continue as a going concern;
●	Risks of our operations not being profitable;
●	Claims relating to alleged violations of intellectual property rights of others;
●	Technical problems with our websites;
●	Cybersecurity risks;
●	Risks relating to implementing our acquisition strategies, and, risks related to our ability to integrate the business operations of businesses that we acquire from time to time;
●	Negative effects on our operations associated with the opioid pain medication health crisis;
●	Regulatory and licensing requirement risks;
●	Risks related to changes in the U.S. healthcare environment;
●	The status of our information systems, facilities and distribution networks;
●	Risks associated with the operations of our more established competitors;
●	Political uncertainty;
●	Healthcare fraud;
●	The potential impact of some future pandemic;
●	Inflation, rising interest rates, governmental responses thereto and possible recessions caused thereby;
●	Changes in laws relating to our operations;
●	Privacy laws;
●	System errors;
●	Dependence on current management;
●	Our growth strategy;
●	Risks related to the integration of businesses we may acquire; and
●	Other factors discussed in this Quarterly Report on Form 10-Q and our Annual Form 10-K for the year ended December 31, 2023.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in this Quarterly Report and in our Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission (“SEC”). Readers of this Quarterly Report on Form 10-Q should also read our other periodic filings made with the SEC and other publicly filed documents for further discussion regarding such factors.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Balance Sheets

September 30, 2024 and December 31, 2023

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$579,103	$314
Accounts receivable, net	10,430	-
Inventory	7,884	968
Prepaid expenses and other current assets	775,113	50,724
Notes receivable - related party	1,300,000	1,300,000
Other receivables	4,505,797	1,224,702
Deferred offering costs	69,444	-
Current assets of discontinued operations	8,145	176,355
Total current assets	7,255,916	2,753,063
Property, plant and equipment, net	17,500	7,500
Deposits	22,039	10,531
Intangible assets, net	76,400,000	-
Goodwill	7,848,747	-
Investments	2,500,000	-
Operating lease right-of-use assets	215,491	191,216
Noncurrent assets of discontinued operations	-	9,570,603
Total assets	$94,259,693	$12,532,913

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,904,081	$1,463,014
Accrued liabilities	1,042,892	160,214
Other current liabilities	5,441	67,831
Loan payable, related party	265,000	-
Contingent funding liabilities	-	1,246,346
Lease liability - current portion	60,882	32,595
Warrant liability	1,129,796	736,953
Current liabilities of discontinued operations	5,346	7,849,402
Total current liabilities	5,413,438	11,556,355
Convertible note, net of debt discount	2,255,848	-
Lease liability - net of current portion	173,366	176,909
Development agreement liability	1,285,000	-
Noncurrent liabilities of discontinued operations	-	257,296
Total liabilities	9,127,652	11,990,560

Commitments and contingencies

Stockholders’ equity (deficit):
Series A preferred stock, $0.00001 par value; 0 and 9,211,246 shares authorized; none issued and outstanding as of September 30, 2024 and December 31, 2023, all respectively	-	-
Series B preferred stock, $0.00001 par value; 787,754 shares authorized; 15,759 shares issued and outstanding as of both September 30, 2024 and December 31, 2023	-	-
Series C preferred stock, $0.00001 par value; 1,000 shares authorized; 0 and 290 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Series X preferred stock, $0.00001 par value; 9,211,246 shares authorized; 0 and 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 8,605,366 and 905,008 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	86	9
Additional paid-in capital	117,008,196	33,788,284
Accumulated deficit	(31,876,241)	(33,245,940)
Total stockholders’ equity	85,132,041	542,353
Total liabilities and stockholders’ equity	$94,259,693	$12,532,913

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements Of Operations

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues	$64,861	$392,286	$83,560	$1,235,168
Cost of sales	60,978	352,694	80,380	1,072,178
Gross profit	3,883	39,592	3,180	162,990

Operating expenses:
Wage and salary expense	708,977	7,342	1,243,621	345,235
Professional fees	593,364	295,497	1,282,053	619,794
Accounting and legal expense	619,227	409,480	1,129,982	782,495
Technology expense	157,474	22,071	295,763	74,946
General and administrative	168,649	66,880	5,284,231	483,374
Research and development	1,253,983	-	1,253,983	-
Total operating expenses	3,501,674	801,270	10,489,633	2,305,844
Operating loss	(3,497,791)	(761,678)	(10,486,453)	(2,142,854)

Non-operating income (loss):
Change in fair value of warrant liability	502,178	925,320	(392,843)	(443,308)
Interest income	29,445	-	133,397	4,198
Loss on disposal of asset	-	-	(374,968)	(352,244)
Interest expense	(217,433)	(251,778)	(320,897)	(494,904)
Total non-operating income (loss), net	314,190	673,542	(955,311)	(1,286,258)
Net loss from continuing operations	(3,183,601)	(88,136)	(11,441,764)	(3,429,112)
Net (loss) income from discontinued operations	-	(3,436,978)	27,670,294	(2,748,833)
Net (loss) income	$(3,183,601)	$(3,525,114)	$16,228,530	$(6,177,945)

Net loss per common share from continuing operations
Basic	$(1.34)	$(0.11)	$(7.10)	$(4.84)
Diluted	$(1.34)	$(0.11)	$(7.10)	$(4.84)
Net (loss) income per common share from discontinued operations
Basic	$-	$(4.46)	$17.17	$(3.88)
Diluted	$-	$(1.45)	$14.64	$(1.20)
Net (loss) income per common share
Basic	$(1.34)	$(4.57)	$10.07	$(8.72)
Diluted	$(1.34)	$(4.57)	$8.59	$(8.72)
Weighted average common shares outstanding
Basic	2,373,848	771,192	1,611,221	708,116
Diluted	2,373,848	2,363,233	1,889,504	2,300,157

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series A		Series B		Series C		Series X		Common		Additional		Non-controlling	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Interests in	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiaries	Equity
Balances at December 31, 2022	-	$-	-	$-	-	$-	-	$-	626,247	$6	$20,482,666	$(19,719,536)	$(420,269)	$342,867
Common stock issued for services	-	-	-	-	-	-	-	-	14,362	-	63,486	-	-	63,486
Disposition of assets, related party	-	-	-	-	-	-	-	-	-	-	-	492,030	420,269	912,299
Warrants exercised for cash	-	-	-	-	-	-	-	-	40,116	1	6	-	-	7
Options expense	-	-	-	-	-	-	-	-	-	-	14,434	-	-	14,434
Net loss	-	-	-	-	-	-	-	-	-	-	-	(677,953)	-	(677,953)
Balances at March 31, 2023	-	-	-	-	-	-	-	-	680,725	7	20,560,592	(19,905,459)	-	655,140
Common stock issued for services	-	-	-	-	-	-	-	-	-	-	15,813	-	-	15,813
Warrants exercised for cash	-	-	-	-	-	-	-	-	1,795	-	1,615	-	-	1,615
Options expense	-	-	-	-	-	-	-	-	-	-	7,783	-	-	7,783
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,974,878)	-	(1,974,878)
Balances at June 30, 2023	-	-	-	-	-	-	-	-	682,520	7	20,585,803	(21,880,337)	-	(1,294,527)
Options expense	-	-	-	-	-	-	-	-	-	-	3,761	-	-	3,761
Disposition of assets	-	-	-	-	-	-	-	-	-	-	-	3,875,476	-	3,875,476
Shares issued pursuant to merger agreement	15,759	-	-	-	-	-	-	-	136,441	1	12,500,088	-	-	12,500,089
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,525,114)	-	(3,525,114)
Balances at September 30, 2023	15,759	$-	-	$-	-	$-	-	$-	818,961	$8	$33,089,652	$(21,529,975)	$-	$11,559,685

Balances at December 31, 2023	-	$-	15,759	$-	290	$-	-	$-	905,008	$9	$33,788,284	(33,245,940)	$-	$542,353
Cash dividends paid ($8 per share)	-	-	-	-	-	-	-	-	-	-	-	(12,671,072)	-	(12,671,072)
Common stock issued for services	-	-	-	-	-	-	-	-	470,482	5	4,450,914	-	-	4,450,919
Options exercised for cash	-	-	-	-	-	-	-	-	2,371	-	9,840	-	-	9,840
Warrants exercised for cash	-	-	-	-	-	-	-	-	28,487	-	16,567	-	-	16,567
Options expense	-	-	-	-	-	-	-	-	-	-	24,266	-	-	24,266
Net income	-	-	-	-	-	-	-	-	-	-	-	21,246,033	-	21,246,033
Balances at March 31, 2024	-	-	15,759	-	290	-	-	-	1,406,348	14	38,289,871	(24,670,979)	-	13,618,906
Options expense	-	-	-	-	-	-	-	-	-	-	444	-	-	444
Net loss	-	-	-	-	-	-	-	-	-	-	-	(1,833,902)	-	(1,833,902)
Balances at June 30, 2024	-	-	15,759	-	290	-	-	-	1,406,348	14	38,290,315	(26,504,881)	-	11,785,448
Cash dividends paid ($1.50 per share)	-	-	-	-	-	-	-	-	-	-	-	(2,187,759)	-	(2,187,759)
Conversion of Series C preferred stock into common stock	-	-	-	-	(290)	-	-	-	52,158	1	(1)	-	-	-
Issuance of shares pursuant to Merger	-	-	-	-	-	-	6,826,753	68	291,536	3	78,646,113	-	-	78,646,184
Conversion of Series X preferred stock into common stock	-	-	-	-	-	-	(6,826,753)	(68)	6,826,753	68	-	-	-	-
Warrants issued with convertible note	-	-	-	-	-	-	-	-		-	71,332	-	-	71,332
Warrants exercised for shares	-	-	-	-	-	-	-	-	28,571	-	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	-	-	437	-	-	437
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,183,601)	-	(3,183,601)
Balances at September 30, 2024	-	$-	15,759	$-	-	$-	-	$-	8,605,366	$86	$117,008,196	$(31,876,241)	$-	$85,132,041

The accompanying notes are an integral part of the unaudited consolidated financial statements

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(11,441,764)	$(3,429,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,000	8,464
Change in fair value of warrant liability	392,843	443,308
Options expense	25,147	25,978
Common stock issued for services	4,450,919	79,299
Amortization of debt discount	13,180	-
Amortization of right-of-use assets	37,302	325,916
Changes in operating assets and liabilities:
Accounts receivable, net	(10,430)	(212,292)
Prepaid expenses and other assets	(735,897)	(138,450)
Inventory	(6,916)	(39,013)
Other receivables	(3,281,095)	-
Lease liability	(37,141)	6,414
Accounts payable	453,969	854,171
Accrued liabilities	(384,900)	43,729
Current liabilities	(62,390)	(5,127)
Net cash used in operating activities from continuing operations	(10,585,173)	(2,036,715)
Net cash (used in) provided by operating activities from discontinued operations	(770,653)	830,638
Net cash used in operating activities	(11,355,826)	(1,206,077)
Cash flows from investing activities:
Cash received in acquisition	132,976	5,546
Acquisition of property and equipment	(12,000)	-
Investment in securities	(2,500,000)	-
Net cash (used in) provided by investing activities from continuing operations	(2,379,024)	5,546
Net cash provided by investing activities from discontinued operations	29,931,815	68,737
Net cash provided by investing activities	27,552,791	74,283
Cash flows from financing activities:
Repayment of contingent liability	(1,246,346)	(1,755,688)
Proceeds from issuance of debt	-	200,000
Proceeds from repayment of notes receivable	-	25,000
Cash dividends paid	(14,858,831)	-
Proceeds from sale of future revenue	-	2,100,000
Proceeds from convertible note	314,000	-
Proceeds from exercise of warrants	16,567	1,622
Proceeds from exercise of options	9,840	-
Net cash (used in) provided by financing activities from continuing operations	(15,764,770)	570,934
Net cash used in financing activities from discontinued operations	(5,000)	(500,000)
Net cash (used in) provided by financing activities	(15,769,770)	70,934
Net change in cash	427,195	(1,060,860)
Cash at beginning of period	151,908	1,094,891
Cash at end of period	$579,103	$34,031

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$243,126
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of shares pursuant to Merger	$78,646,184	$-
Assets acquired in connection with Merger	$194,554	$-
Liabilities assumed in connection with Merger	$5,797,117	$-
Insurance premium financed	$198,245	$306,152
Deferred offering costs	$69,444	$-
Warrants issued with convertible note	$71,332	$-
Note issued as SOSRx contribution	$-	$500,000
Disposition of assets, related party	$-	$492,030

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Overview

On September 20, 2024, the Company filed with the Secretary of State of the State of Delaware an amendment to its Second Amended and Restated Certificate of Incorporation to change the legal name of the Company from “TRxADE HEALTH, Inc.” to “Scienture Holdings, Inc.”

The Company owned, as of September 30, 2024, 100% of Softell Inc. (f/k/a Trxade Inc.), Integra Pharma Solutions, LLC, and Scienture, LLC (f/k/a Scienture, Inc.).

On October 4, 2024, the Company and Softell Inc. (f/k/a Trxade Inc.) (“Softell”) entered into an Assignment and Assumption of Membership Interests (the “IPS Assignment Agreement”), pursuant to which the Company transferred, and Softell accepted, 100% of the membership interests of Integra Pharma Solutions, LLC (“IPS”). As a result, IPS is now a wholly-owned subsidiary of Softell. During the year ended December 31, 2023 and a portion of the quarter ended March 31, 2024, Softell, operated a web-based market platform that enabled commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services. Softell’s current primary operations are conducted through IPS.

IPS is a licensed pharmaceutical wholesaler and sells brand, generic and non-drug products to customers. IPS’ customers span various healthcare markets including government organizations, hospitals, clinics and independent pharmacies nationwide.

Bonum Health, LLC was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in February 2020; however, the Company does not anticipate installations moving forward. The Company anticipates dissolving Bonum Health, Inc. and Bonum Health, LLC.

Scienture, LLC (f/k/a Scienture, Inc.) (“Scienture”) is a New York based branded, specialty pharmaceutical research company which is engaged in the research and development of branded pharmaceutical products. The intellectual property application process was initiated in November 2019 and the product development activities commenced in January 2020. Scienture also plans to foray into commercialization of innovative and branded pharmaceutical products in the US market. Scienture’s assets in development are across therapeutics areas and indications and cater to different market segments. Scienture’s mission is to identify, develop and bring to market innovative technology-based products to address unmet medical needs. Its targeted portfolio consists of short term and long-term opportunities with efficient development, regulatory, and go to market strategies.

Acquisitions

Superlatus Merger

On July 14, 2023, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Superlatus Merger Agreement”) with Superlatus, Inc., a U.S.-based holding company of food products and distribution capabilities (“Superlatus”) and Foods Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”).

On July 31, 2023, the Company completed its acquisition of Superlatus in accordance with the terms and conditions of the Superlatus Merger Agreement (the “Superlatus Merger”), pursuant to which the Company acquired Superlatus by way of a merger of the Merger Sub with and into Superlatus, with Superlatus being a wholly owned subsidiary of the Company and the surviving entity in the Superlatus Merger.

Under the terms of the Superlatus Merger Agreement, at the closing of the Superlatus Merger, shareholders of Superlatus received an aggregate of 136,441 shares of the Company’s common stock and 306,855 shares of the Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”). Each share of Series B Preferred Stock is convertible into 100 shares of the Company’s common stock. At Closing, the value of the Company’s common stock was $7.30 per share, resulting in a total value of $225,000,169. Upon consummation of the Superlatus Merger, the Company continued to trade under its former ticker symbol “MEDS”.

Not all of the closing conditions of the Superlatus Merger Agreement were met. As a result, the Company entered into Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger (the “Superlatus Amendment”) on January 8, 2024. Under the terms of the Superlatus Amendment, the merger consideration to the shareholders of Superlatus was adjusted to an aggregate of 136,441 shares of the Company’s common stock and 15,759 shares of the Company’s Series B Preferred Stock, resulting in a total value of $12,500,089. Additionally, the shareholders of Superlatus agreed to surrender back to the Company 291,096 shares of the Company’s Series B Preferred Stock. As described below, in March 2024, the Company divested of its interest in Superlatus.

Scienture Merger

On July 25, 2024, the Company entered into and closed an Agreement and Plan of Merger (the “Scienture Merger Agreement”) with MEDS Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub I”), MEDS Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), and Scienture. Pursuant to the Scienture Merger Agreement, (i) Merger Sub I merged with and into Scienture (the “First Merger”), with Scienture continuing as the surviving entity and a wholly owned subsidiary of the Company, and (ii) Scienture merged with and into Merger Sub II (the “Second Merger” and, together with the First Merger and all other related transactions, the “Scienture Merger”), with Merger Sub II continuing as the surviving entity. In connection with the transactions, the Company changed its name to “Scienture Holdings, Inc.” and Merger Sub II, as the surviving entity of the Second Merger, changed its name to “Scienture, LLC”.

As consideration for the Scienture Merger, at the effective time of the First Merger (the “Effective Time”), the shares of Scienture common stock issued and outstanding immediately prior to the Effective Time were converted into the right to receive, in the aggregate, (i) 291,536 shares of the Company’s common stock and (ii) 6,826,753 shares of the Company’s Series X Non-Voting Convertible Preferred Stock (the “Series X Preferred Stock”), each share of which is convertible into one share of common stock.

Dispositions

MMS APA

On February 16, 2024, the Company, together with Softell and Micro Merchant Systems, Inc. (“MMS”), entered into an asset purchase agreement (the “MMS APA”) under which MMS agreed to purchase for cash substantially all of the assets of Softell. On February 16, 2024, the parties consummated the closing of the transactions contemplated by the MMS APA. Softell operated a web-based market platform designed to enable trading among healthcare buyers and sellers of pharmaceuticals, accessories and services. The purchase price paid at closing was $22,660,182. Pursuant to the terms and conditions of the MMS APA, because MMS received $1,600,000 or greater in certain collections from third parties resulting from any products or services sold, or provided, by the business assets and operations acquired from Softell during the period ending on the four-month anniversary of the closing date, the Company was due an additional $7,500,000 payment from MMS. The Company received the $7,500,000 in May 2024.

Superlatus SPA

On March 5, 2024, the Company entered into a Stock Purchase Agreement (the “Superlatus SPA”) with Superlatus Foods Inc. (the “Buyer”). Pursuant to the Superlatus SPA, the Company sold all of the issued and outstanding stock of Superlatus to the Buyer. The $1.00 purchase price for the stock was delivered to the Company at the closing, which occurred simultaneously with the execution of the Superlatus SPA. As a result of the transaction, Superlatus ceased to be a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus became rights and obligations of the Buyer.

See Note 3 for further detail on the dispositions.

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on April 22, 2024.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the nine months ended September 30, 2024 and 2023 include the valuation of intangible assets, including goodwill, and gain (losses) on dispositions.

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

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosure of significant expenses that are regularly reported to the chief operating decision maker and the nature of segment expense information used to manage operations. The new guidance is effective for all public companies for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company will adopt the new standard in annual reporting period beginning after December 15, 2023 and is currently evaluating the impacts of the new guidance on its disclosure within the financial statements. The Company does not expect any significant impact from the ASU on its consolidated financial statements.

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

Accounts Receivable, net

On January 1, 2023, the Company adopted ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” and its related amendments using the prospective method. The new standard requires the use of a current expected credit loss impairment model to develop and recognize credit losses for financial instruments at amortized cost when the asset is first originated or acquired, and each subsequent reporting period.

The Company’s receivables are from customers and are typically collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Other Receivables

As of September 30, 2024 and December 31, 2023, other receivables are $4,505,797 and $1,224,702. As of September 30, 2024, other receivables primarily consist of short-term advances to Wellgistics Health, Inc. (f/k/a Danam Health Inc.).

Deferred Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of September 30, 2024, the Company has $69,444 capitalized deferred offering costs.

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

On July 25, 2024, the Company acquired intangible assets of $76,400,000 and recognized goodwill of $7,848,747 pursuant to the Scienture acquisition (see Note 3). The acquired goodwill represents the value in excess of the net assets and liabilities acquired at the acquisition date.

As of September 30, 2024, there were no indicators of impairment since the acquisition in July 2024. Company determined that no impairment was necessary.

Intangible Assets and Goodwill

The Company tests indefinite-lived intangible assets for impairment on an annual basis or whenever events or changes occur that would more-likely-than not reduce the fair value of the indefinite-lived intangible asset below its carrying value between annual impairment tests. Any indefinite-lived intangible asset assessment is performed at the Company level.

The Company did not record an indefinite-lived intangible asset impairment charge for the three or nine months ended September 30, 2024 and 2023.

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

On February 29, 2024, Softell entered into a Subscription Agreement (the “Subscription Agreement”) with Lafayette Energy Corp., a Delaware corporation (“Lafayette”). Pursuant to the Subscription Agreement, Softell agreed, in two equal tranches, to invest a total of up to $5,000,000 in Lafayette in exchange for up to 2,000,000 shares of Lafayette’s Series A Convertible Preferred Stock, with the second tranche becoming payable only upon Softell’s receipt of notice that Lafayette has successfully drilled its first oil and gas well and produced at least one hundred (100) barrels of oil.

As of September 30, 2024, the Company’s investment in Lafayette was $2,500,000. The Company determined there was no impairment necessary as of September 30, 2024.

Research & Development Expenses

Research and development costs are expensed in the period incurred in accordance with ASC 730, Research and Development. These expenses consist of independent contractor costs, costs for outsourced analytical research and development activities, batch manufacturing cost and, advisory costs as a part of research, market research costs and other regulatory consulting costs.

Income (loss) Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of September 30, 2024, we had 238,594 outstanding warrants to purchase shares of common stock, 15,759 shares of Series B preferred stock and 23,930 options to purchase shares of common stock.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Numerator:
Net loss from continuing operations	$(3,183,601)	$(88,136)	$(11,441,764)	$(3,429,112)
Net (loss) income on discontinued operations	-	(3,436,978)	27,670,294	(2,748,833)
Net (loss) income	$(3,183,601)	$(3,525,114)	$16,228,530	$(6,177,945)
Denominator:
Denominator for EPS – weighted average shares
Basic	2,373,848	771,192	1,611,221	708,116
Diluted	2,373,848	2,363,233	1,889,504	2,300,157
Net loss per common share from continuing operations
Basic	$(1.34)	$(0.11)	$(7.10)	$(4.84)
Diluted	$(1.34)	$(0.11)	$(7.10)	$(4.84)
Net loss (income) per common share from discontinued operations
Basic	$-	$(4.46)	$17.17	$(3.88)
Diluted	$-	$(1.45)	$14.64	$(1.20)
Net (loss) income
Basic	$(1.34)	$(4.57)	$10.07	$(8.72)
Diluted	$(1.34)	$(4.57)	$8.59	$(8.72)

Income taxes

The Company’s provision for income taxes was $0 for the three and nine months ended September 30, 2024 and 2023. The income tax provisions for these periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which the Company operates. For all periods presented, the Company utilized net operating loss carryforwards to offset the impact of any taxable income. The Company’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, utilization of deferred and the effect of permanent differences and adjustments.

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

As of September 30, 2024, the Company had an accumulated deficit of $31,876,241. As of September 30, 2024, the Company had $579,103 in cash.

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

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Acquisitions

Scienture, Inc.

The Company evaluated the Scienture Merger Agreement pursuant to ASC 805 and ASU 2017-01, Topic 805, Business Combinations. The Company first determined that Scienture met the definition of a business as it includes inputs and a substantive process that together significantly contribute to the ability to create outputs. Scienture’s results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition. The purchase price allocation is preliminary and could be significantly revised as a result of additional information obtained regarding assets acquired and liabilities assumed and revisions of estimates of fair values of tangible assets and related deferred tax assets and liabilities. The Company will finalize its valuation and the allocation of the purchase price, along with required retrospective adjustments, if any, within a year following the acquisition date.

On July 25, 2024, the Company issued 291,536 shares of common stock and 6,826,753 shares of Series X Preferred Stock pursuant to the Scienture Merger Agreement. The aggregate fair value of the purchase price consideration was $78,646,184. The fair value was determined by the underlying stock price of the common stock on the date of the Scienture Merger, which was $11.63 per share, which was utilized for both the issuance of common and preferred stock after evaluating the terms of the Series X Preferred Stock. The Company also applied a discount for lack of marketability of 5% due to certain lock-up terms on the shares issued.

The following summarizes the purchase price consideration and the preliminary purchase price allocation as of the acquisition date:

July 25, 2024
Purchase consideration:
Common stock	$3,221,245
Series X preferred stock	75,424,939
Total purchase consideration	$78,646,184

Purchase price allocation:
Cash	$132,976
Operating lease right-of-use assets	61,578
Goodwill	7,848,747
Intangible assets - product technologies	76,400,000
Accounts payable	(987,097)
Accrued liabilities	(1,198,134)
Loan payable, related party	(265,000)
Lease liability	(61,886)
Development agreement liability	(1,285,000)
Long-term convertible notes	(2,000,000)
Net assets acquired	$78,646,184

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for tax purposes.

The results of Scienture have been included in the consolidated financial statements since the date of acquisition. Scienture’s revenue and net loss included in the consolidated financial statements since the acquisition date through September 30, 2024 were $0 and a loss of $1,643,455, respectively.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the Scienture Merger had occurred as of January 1, 2023. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

	Nine Months Ended
	September 30,
	2024	2023
Revenue	$83,560	$1,735,168
Net loss from continuing operations	$(16,722,735)	$(4,644,587)
Net loss from continuing operations per share	$(10.38)	$(6.56)

Superlatus, Inc.

On July 31, 2023, the Company entered into the Superlatus Merger Agreement (see Note 1) with Superlatus whereby the Company acquired 100% of the stock of Superlatus in the Superlatus Merger. Superlatus includes a wholly-owned subsidiary, Sapientia. Consideration for the Superlatus Merger consisted of (i) 136,441 shares of the Company’s common stock at a fair value of $7.30 per share and (ii) 306,855 shares of the Company’s Series B Preferred Stock, each share of which is convertible into 100 shares of common stock. The total fair value of the common stock and Series B Preferred Stock on the closing date was $225,000,169 (the “Purchase Price”). On January 8, 2024, the Company entered into the Superlatus Amendment. Under the terms of the Superlatus Amendment, the merger consideration to the shareholders of Superlatus was adjusted to an aggregate of 136,441 shares of the Company’s common stock and 15,759 shares of the Company’s Series B Preferred Stock. The total fair value of the common stock and Series B Preferred Stock on the closing date was adjusted to $12,500,089 (the “Amended Purchase Price”). Additionally, the shareholders of Superlatus agreed to surrender back to the Company 289,731 shares of the Company’s Series B Preferred Stock received before the Superlatus Amendment.

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

The Urgent Company, Inc.

On September 27, 2023, the Company entered into an Asset Purchase Agreement (the “TUC APA”) with The Urgent Company, Inc. (“TUC”) and its wholly owned subsidiaries, pursuant to which, the Company was assigned certain inventory and property and equipment and assumed certain operating leases for consideration of $4,400,000 in promissory notes (see Note 11). Subsequent to December 31, 2023, we divested our interest in TUC.

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

Dispositions and Divestitures

Alliance Pharma Solutions, LLC and Community Specialty Pharmacy, LLC

On August 22, 2023, the Company and Wood Sage, LLC (“Wood Sage”) entered into (i) a Membership Interest Purchase Agreement (the “APS MIPA”), pursuant to which the Company sold its 100% membership interest in Alliance Pharma Solutions, LLC (“APS”) for consideration of a $125,000 promissory note (the “APS Sale Price”) and (ii) a Membership Interest Purchase Agreement (the “CSP MIPA”), pursuant to which the Company sold 100% of the membership interest in Community Specialty Pharmacy, LLC (“CSP”) in exchange for a $100,000 promissory note (the “CSP Sale Price”). As a result, the results of APS and CSP were classified as discontinued operations in our condensed statements of operations and excluded from both continuing operations and segment results for the nine months ended September 30, 2023.

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

MMS APA

On February 16, 2024, the Company, together with Softell and MMS, entered into the MMS APA under which MMS agreed to purchase for cash substantially all of the assets of Softell. On February 16, 2024, the parties consummated the closing of the transactions contemplated by the MMS APA. The purchase price paid at closing was $22,660,182. Subject to the terms and conditions of the MMS APA, because MMS received $1,600,000 or greater in certain collections from third parties resulting from any products or services sold, or provided, by the business assets and operations acquired from Softell during the period ending on the four-month anniversary of the closing date, the Company was due an additional $7,500,000 payment from MMS. The Company received the payment in May 2024.

The MMS APA was accounted for a business disposition in accordance with ASC 810-40-40-3A. As of February 16, 2024, the Company no longer consolidated the assets, liabilities, revenues and expenses of Softell. The components of the disposition are as follows:

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

Superlatus SPA

On March 5, 2024, the Company entered into the Superlatus SPA with the Buyer. Pursuant to the Superlatus SPA, the Company sold all of the issued and outstanding stock of Superlatus to the Buyer. The $1.00 purchase price for the stock was delivered to the Company at the closing, which occurred simultaneously with the execution of the Superlatus SPA. As a result of the transaction, Superlatus ceased to be a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus became rights and obligations of the Buyer.

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

Discontinued Operations

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023. The results of the discontinued operations for the three and nine months ended September 30, 2024 and 2023 consist of the following:

	TRX		Bonum		Superlatus		SOSRx		CSP		APS		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,		September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Revenues	$-	$1,663,736	$-	$2,006	$-	$-	$-	$-	$-	$124,238	$-	$-	$-	$1,789,980
Cost of sales	-	-	-	-	-	756	-	-	-	127,671	-	-	-	128,427
Gross profit (loss)	-	1,663,736	-	2,006	-	(756)	-	-	-	(3,433)	-	-	-	1,661,553

Operating expenses:
Wage and salary expense	-	716,082	-	24,942	-	-	-	-	-	108,772	-	-	-	849,796
Professional fees	-	122,797	-	-	-	-	-	-	-	18,078	-	-	-	140,875
Technology expense	-	367,818	-	20,197	-	-	-	-	-	2,932	-	(45,107)	-	345,840
General and administrative	-	106,036	-	1,265	-	439,512	-	-	-	5,298	-	133	-	552,244
Total operating expenses	-	1,312,733	-	46,404	-	439,512.00	-	-	-	135,080	-	(44,974)	-	1,888,755
Operating income (loss)	-	351,003	-	(44,398)	-	(440,268)	-	-	-	(138,513)	-	44,974	-	(227,202)

Gain on dispositions	-	-	-	-	-	-	-	-	-	(1,426,567)	-	(1,783,209)	-	(3,209,776)
Net income (loss) on discontinued operations	$-	$351,003	$-	$(44,398)	$-	$(440,268)	$-	$-	$-	$(1,565,080)	$-	$(1,738,235)	$-	$(3,436,978)

	TRX		Bonum		Superlatus		SOSRx		CSP		APS		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,		September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Revenues	$970,808	$4,663,756	$-	$20,862	$-	$-	$-	$-	$-	$761,306	$-	$-	$970,808	$5,445,924
Cost of sales	-	-	-	-	-	756	-	-	-	705,206	-	-	-	705,962
Gross profit (loss)	970,808	4,663,756	-	20,862	-	(756)	-	-	-	56,100	-	-	970,808	4,739,962

Operating expenses:
Wage and salary expense	713,021	1,715,411	578	67,051	-	-	-	-	-	456,297	-	-	713,599	2,238,759
Professional fees	62,160	162,492	-	-	-	-	-	-	-	20,246	-	3,125	62,160	185,863
Technology expense	86,660	877,015	2,245	58,413	-	-	-	-	-	72,464	-	28,384	88,904	1,036,276
General and administrative	37,377	338,041	678	3,829	-	439,512	-	146	-	32,830	-	3,762	38,055	818,120
Total operating expenses	899,218	3,092,959	3,500	129,293	-	439,512	-	146	-	581,837	-	35,271	902,718	4,279,019
Operating income (loss)	71,590	1,570,797	(3,500)	(108,431)	-	(440,268)	-	(146)	-	(525,737)	-	(35,271)	68,090	460,943

Non-operating loss, net:
Gain (loss) on dispositions	29,685,946	-	-	-	(2,083,742)	-	-	-	-	(1,426,567)	-	(1,783,209)	27,602,204	(3,209,776)
Net income (loss) on discontinued operations	$29,757,536	$1,570,797	$(3,500)	$(108,431)	$(2,083,742)	$(440,268)	$-	$(146)	$-	$(1,952,304)	$-	$(1,818,480)	$27,670,294	$(2,748,833)

In the second quarter of 2024, the Company determined to dissolve Bonum Health, Inc. and Bonum Health, LLC, and have presented the results of operations in net income (loss) from discontinued operations.

NOTE 4- RELATED PARTY TRANSACTIONS

On November 21, 2023, but effective September 14, 2023, the Company issued a promissory note (the “Wellgistics Note”) to Wellgistics Health, Inc. (f/k/a Danam Health Inc.) (“Wellgistics”) in the amount of $300,000. Wellgistics prepaid $250,000 prior to the execution date. The Wellgistics Note did not accrue interest. As of December 31, 2023, the balance of the Wellgistics Note was $50,000. The Wellgistics Note was fully paid off in February 2024.

On February 29, 2024, the Company’s wholly owned subsidiary, Softell, entered into the Subscription Agreement with Lafayette. Pursuant to the Subscription Agreement, Softell agreed, in two equal tranches, to invest a total of up to $5,000,000 in Lafayette in exchange for up to 2,000,000 shares of Lafayette’s newly created Series A Convertible Preferred Stock, with the second tranche becoming payable only upon Softell’s receipt of notice that Lafayette has successfully drilled its first oil and gas well and produced at least one hundred (100) barrels of oil.

As of September 30, 2024, other receivables includes a $3,302,115 receivable from Wellgistics and $1,203,682 receivable from APS and CSP. The advances are unsecured, non-interest bearing and due on demand.

See Note 7 for note receivable from Wood Sage.

In July 2024, the executives of Scienture issued a short-term loan to Scienture for an aggregate amount of $265,000. The loans are unsecured, non-interest bearing and due on demand. The loans were still outstanding as of the date of the Scienture Merger and September 30, 2024.

NOTE 5 – REVENUE RECOGNITION

The Company derives revenue from one primary source—product revenue.

Product revenue consists of shipments of:

●	Resale of pharmaceutical products to pharmacies; and

●	Revenues for our products are recognized and invoiced when the product is shipped to the customer.

Revenues for one-time services are recognized at the point in time when services are rendered.

Payment terms for products and services are generally 0 to 60 days and the Company has no contract assets or liabilities.

The following table presents disaggregated revenue by major product categories during the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Product revenues
Pharmaceutical product resale	$64,861	$392,286	$83,560	$1,235,168
Total product revenue	$64,861	$392,286	$83,560	$1,235,168
Total revenue	$64,861	$392,286	$83,560	$1,235,168

NOTE 6 – INVENTORY

Inventory value is determined using the weighted average cost method and is stated at the lower of cost or net realizable value. As of September 30, 2024 and December 31, 2023, inventory was comprised of the following:

	September 30,	December 31,
	2024	2023
Finished goods	$7,884	$968
Inventory	$7,884	$968

As of September 30, 2024, prepaid expenses and other current assets includes $750,000 in deposits for future inventory.

NOTE 7 – NOTES RECEIVABLE – RELATED PARTY

On August 22, 2023, the Company received a Promissory Note (the “Wood Sage Note”) in the amount of $1,300,000 from Wood Sage. The Wood Sage Note bears no interest and is currently due and payable. As of both September 30, 2024 and December 31, 2023, the outstanding balance of the Wood Sage Note was $1,300,000.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

In connection with the Scienture Merger on July 25, 2024, the Company recorded goodwill of $7,848,747 and intangible assets of $76,400,000. The intangible assets acquired consist of developed technology and the related intellectual property and of the Company’s products. The Company is currently assessing whether the assets are indefinite-lived such as in-process research and development assets, or whether they will begin amortization upon commercialization.

NOTE 9 – CONTINGENT FUNDING LIABILITIES

On December 13, 2023, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “December Receivables Agreement”). Pursuant to the December Receivables Agreement, the third party agreed to fund the Company $150,000 to purchase $214,500 of future receivables. The Company also paid $7,500 as a one-time origination fee in connection with the December Receivables Agreement. This agreement was fully paid off in February 2024.

On November 22, 2023, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “November Receivables Agreement”). Pursuant to the November Receivables Agreement, the third party agreed to fund the Company $275,000 to purchase $393,250 of future receivables. The Company also paid $13,750 as a one-time origination fee in connection with the November Receivables Agreement. This agreement was fully paid off in February 2024.

On October 25, 2023, the Company entered into a non-recourse funding agreement with a third-party for the purchase and sale of future receivables (the “October Receivables Agreement”). Pursuant to the October Receivables Agreement, the third party agreed to fund the Company $1,200,000 to purchase $1,728,000 of future receivables. The Company also paid $60,000 as a one-time origination fee in connection with the October Receivables Agreement. This agreement was fully paid off in February 2024.

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

Under ASC 470, amounts recorded as debt are to be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining period. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of September 30, 2024, and December 31, 2023, the total contingent funding liability was $0 and $1,246,346 respectively, and the effective interest rate was approximately 0% and 31%, respectively. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the funding source will decrease the contingent funding liability balance accordingly.

NOTE 10 – CONVERTIBLE DEBT AND NOTES PAYABLE

Scienture Convertible Debt

In September 2023, Scienture entered into a Loan and Security Agreement (the “NVK Loan Agreement”) with NVK Finance, LLC, a Nebraska Limited Liability Company (“NVK”) for $2,000,000. The debt accrues interest at a per annum rate equal to the Prime Rate (as defined in the NVK Loan Agreement) plus 7 percent and the prime rates are adjusted quarterly. As of September 30, 2024, the interest rate was 15.50%. The debt is collateralized by all of Scienture’s receivables, cash and cash equivalents and its right, title and interest in, to and under its Intellectual Property (as defined in the NVK Loan Agreement) and all proceeds thereof. The principal is entirely repayable on the maturity date in September 2025 and interest shall be paid monthly following a Qualified Financing (as defined in the NVK Loan Agreement). The NVK debt is convertible into common stock of Scienture at a fully-diluted Scienture valuation of $60,000,000. The balance of the NVK debt upon the Scienture Merger and at September 30, 2024 was $2,000,000. Interest expense on the NVK debt was $154,454 for the period ended September 30, 2024.

August 2024 Note

In August 2024, the Company issued a convertible note of $360,000, for which the Company received $314,000 in net proceeds. On the six-month anniversary of the issuance, the Company will be required to make a payment of $360,000 to the noteholder and each month thereafter the Company will be required to make a payment of $7,200 to the noteholder towards repayment of the note (each, an “Amortization Payment”). The note bears interest at 12% per annum and shall be deemed earned in full and guaranteed as of the note issuance date. If the Company fails to pay any Amortization Payment, the noteholder will have the right to convert the outstanding principal and accrued interest at a conversion price equal to the Conversion Price (as defined below and subject to a floor price of $1.50). The Conversion Price is the lesser of i) $8.36 or (ii) 85% of the lowest volume-weighted average prices of the preceding five trading days. The note matures on August 20, 2025. During the three and nine months ended September 30, 2024, the Company incurred $43,200 in interest expense pertaining to the note.

In connection with the note, the Company issued 76,923 warrants to purchase common stock. The warrants have an exercise price of $9.36 per share, are immediately exercisable and have a term of 5 years. The fair value of the warrant was $71,332, which was recognized as a debt discount and will be amortized to interest expense over the life of the note.

Total debt discount recognized in connection with the note was $117,332, of which $13,180 was amortized through September 30, 2024. The note payable, net of unamortized discount of $104,152, was $255,848 as of September 30, 2024.

Superlatus Notes

Each of the promissory notes described below were obligations of Superlatus Foods, Inc., and all liabilities related to these notes ceased to be obligations of the Company upon the Company disposing of its entire interest in Supoerlatus in March 2024.

On November 17, 2023, the Company issued a promissory note to Moku Foods, Inc. (the “Moku Foods November 2023 Note”) in the amount of $50,000. The promissory note accrues interest at 11.5% per annum, compounded monthly and is payable upon demand at any time after November 30, 2023. As of December 31, 2023, the balance of the Moku Foods November 2023 Note was $50,000. The Company has accrued interest of $945 as of December 31, 2023. On March 5, 2024, the Company entered into the Superlatus SPA, whereby the Company sold its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On October 16, 2023, the Company issued a promissory note to Moku Foods, Inc. (the “Moku Foods October 2023 Note”) in the amount of $150,000. The promissory note accrues interest at 11.5% per annum, compounded monthly and is payable upon demand at any time after October 31, 2023. As of December 31, 2023, the balance of the Moku Foods October 2023 Note was $150,000. The Company has accrued interest of $4,300 as of December 31, 2023. On March 5, 2024, the Company entered into the Superlatus SPA, whereby the Company sold its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On September 27, 2023, the Company issued a promissory note to Perfect Day, Inc. (the “Perfect Day Note”) in the amount of $4,400,000 as consideration for the TUC APA (see Note 3). The promissory notes do not accrue interest and are payable upon demand at any time after October 31, 2023. The entire aggregate, unpaid principal sum of the note is immediately due and payable upon the occurrence of a change in control, as defined in the agreement. On March 5, 2024, the Company entered into the Superlatus SPA, whereby the Company sold its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On September 14, 2023, the Company issued a promissory note to Wellgisitcs (the “Wellgistics Note”) in the amount of $300,000. The Company received a deposit of $200,000 on September 14, 2023, and an additional deposit of $100,000 on October 13, 2023. The Wellgisitcs Note accrues interest at 0% per annum and is due and payable no later than 30 days after a change in control of borrower, as defined in the note agreement. As of December 31, 2023, the balance of the Wellgistics Note was $50,000. The Wellgistics Note was fully paid off in February 2024.

On June 16, 2023, the Company issued a secured debenture to Eat Well Investment Group, Inc. (the “Eat Well June 2023 Note”) in the amount of $1,150,000 for the purchase of Sapientia, a wholly-owned subsidiary of Superlatus. The Eat Well June 2023 Note is secured by 100% of the membership interests in Sapientia. The Eat Well June 2023 Note began accruing interest at 12% per annum, compounded monthly, as of October 31, 2023. The Eat Well June 2023 Note matured on December 31, 2023. As of December 31, 2023, the balance of the Eat Well June 2023 Note was $1,150,000. The Company has accrued interest of $23,063 as of December 31, 2023. On March 5, 2024, the Company entered into the Superlatus SPA, whereby the Company sold its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On February 8, 2023, Sapientia, a wholly-owned subsidiary of Superlatus, entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well February 2023 Note”) in the amount of $25,000. The Eat Well February 2023 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures February 7, 2025. As of December 31, 2023, the balance of the Eat Well February 2023 Note was $25,000. The Company has accrued interest of $418 as of December 31, 2023. On March 5, 2024, the Company entered into the Superlatus SPA, whereby the Company sold its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On September 14, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well September 2022 Note”) in the amount of $50,000. The Eat Well September 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures September 13, 2024. As of December 31, 2023, the balance of the Eat Well September 2022 Note was $50,000. The Company has accrued interest of $1,212 as of December 31, 2023. On March 5, 2024, the Company entered into the Superlatus SPA, whereby the Company sold its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On July 26, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well July 26, 2022 Note”) in the amount of $35,000. The Eat Well July 26, 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures July 25, 2024. As of December 31, 2023, the balance of the Eat Well July 26, 2022 Note was $35,000. The Company has accrued interest of $938 as of December 31, 2023. On March 5, 2024, the Company entered into the Superlatus SPA, whereby the Company sold its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On July 12, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well July 12, 2022 Note”) in the amount of $25,000. The Eat Well July 12, 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures July 11, 2024. As of December 31, 2023, the balance of the Eat Well July 12, 2022 Note was $25,000. The Company has accrued interest of $688 as of December 31, 2023. On March 5, 2024, the Company entered the Superlatus SPA, whereby the Company sold its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On March 15, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well March 2022 Note”) in the amount of $100,000. The Eat Well March 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures March 14, 2024. As of December 31, 2023, the balance of the Eat Well March 2022 Note was $100,000. The Company has accrued interest of $3,361 as of December 31, 2023. On March 5, 2024, the Company entered into the Superlatus SPA, whereby the Company sold its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On February 1, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well February 2022 Note”) in the amount of $100,000. The Eat Well February 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures February 1, 2024. As of December 31, 2023, the balance of the Eat Well February 2022 Note was $100,000. The Company has accrued interest of $3,576 as of December 31, 2023. On March 5, 2024, the Company entered into the Superlatus SPA, whereby the Company sold its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On January 20, 2022, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well January 2022 Note”) in the amount of $20,000. The Eat Well January 2022 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matures January 20, 2024. As of December 31, 2023, the balance of the Eat Well January 2022 Note was $20,000. The Company has accrued interest of $728 as of December 31, 2023. On March 5, 2024, the Company entered into the Superlatus SPA, whereby the Company sold its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On December 24, 2021, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well December 2021 Note”) in the amount of $100,000. The Eat Well December 2021 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matured December 24, 2023. As of December 31, 2023, the balance of the Eat Well December 2021 Note was $100,000. The Company has accrued interest of $3,776 as of December 31, 2023. On March 5, 2024, the Company entered into the Superlatus SPA, whereby the Company sold its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On November 10, 2021, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well November 2021 Note”) in the amount of $50,000. The Eat Well November 2021 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matured November 10, 2023. As of December 31, 2023, the balance of the Eat Well November 2021 Note was $50,000. The Company has accrued interest of $2,001 as of December 31, 2023. On March 5, 2024, the Company entered into the Superlatus SPA, whereby the Company sold its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

On August 18, 2021, Sapientia entered into a Loan Agreement with Eat Well Investment Group, Inc. (the “Eat Well August 2021 Note”) in the amount of $250,000. The Eat Well August 2021 Note is unsecured, accrues interest at a rate of 1.87% per annum, and matured August 18, 2023. As of December 31, the balance of the Eat Well August 2021 Note was $250,000. The Company has accrued interest of $11,079 as of December 31, 2023. On March 5, 2024, the Company entered into the Superlatus SPA, whereby the Company sold its entire interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities.

NOTE 11 – STOCKHOLDERS’ EQUITY

Designation of Series X Preferred Stock

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

As consideration for the Scienture Merger, at the Effective Time o, the shares of Scienture common stock issued and outstanding immediately prior to the Effective Time were converted into the right to receive, in the aggregate, (i) 291,536 shares of the Company’s common stock and (ii) 6,826,753 shares of the Company’s Series X Preferred Stock, each share of which is convertible into one share of common stock.

On September 20, 2024, all previously issued shares of Series X Preferred Stock were converted into a total of 6,826,753 shares of common stock.

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

Hudson Global Ventures Stock Purchase Agreement

On October 4, 2023, the Company entered into a Securities Purchase Agreement the “Hudson SPA”) with Hudson Global Ventures, LLC (“Hudson”). Under the terms of the Hudson SPA, the Company agreed to sell, and Hudson agreed to purchase, Two Hundred Ninety (290) shares of Series C Preferred Stock (the “Purchased Shares”) at a price of $1,000 per share and a Warrant to purchase up to 41,193 shares of Common Stock. Additionally, pursuant to the Agreement, 40,000 shares of Common Stock were issued to Hudson upon closing for a commitment fee. The Company received $250,000 in exchange for the Purchased Shares, Common Stock, and Warrants, net of issuance costs.

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

Common Stock

During the nine months ended September 30, 2024, the Company issued 470,482 shares of common stock for services. The fair value of shares issued for services was $4,450,919 and was included in general and administrative expenses in the consolidated statements of operations.

During the nine months ended September 30, 2024, a warrants holder exercised a warrant and acquired 28,487 shares of common stock for $16,567 in proceeds (see Note 13).

During the nine months ended September 30, 2024, an options holder exercised an option and acquired 2,371 shares of common stock for $9,840 in proceeds (see Note 14).

On July 12, 2024, the Company converted 290 shares of Series C Preferred Stock into 52,158 shares of common stock at the election of the holder.

On July 25, 2024, the Company issued 291,536 shares of common stock and 6,826,753 shares of Series X Preferred Stock pursuant to the Scienture Merger Agreement. The aggregate fair value of the purchase price consideration was $78,646,184.

In August 2024, the Company issued 28,571 shares of common stock pursuant to the exercise of warrants.

On September 20, 2024, all previously issued shares of Series X Preferred Stock were converted into a total of 6,826,753 shares of common stock.

Special Cash Dividend

On March 6, 2024, the Company announced the declaration of a special cash dividend of eight dollars ($8.00) per share of common stock, payable to stockholders of record as of March 18, 2024, with the dividend being paid on March 22, 2024. The special dividend of $12,671,072 (in the aggregate) was paid using a portion of the proceeds from the closing of the sale of certain assets to MMS.

On July 9, 2024, the Company announced the declaration of a special cash dividend of one dollar and fifty cents ($1.50) per share of common stock, payable to stockholders of record as of July 19, 2024, with the dividend being paid on July 22, 2024. The special dividend of $2,187,759 was paid using a portion of the proceeds received in May 2024 in connection with the sale of certain assets to MMS.

Equity Compensation Awards

Each independent member of the Company’s board of directors (the “Board”) is to receive an annual grant of restricted common stock of the Company equal to $55,000 in value on April 1st of each year (or such date thereafter as the awards are approved by the Board), and valued on such same date, based on the closing sales price on such date (or the first business day thereafter), which restricted stock awards will vest at the rate of 1/4th of such awards over the following four calendar quarters, subject to such directors continued service to the Company.

Effective on August 13, 2023, the Board approved the issuance of 24,444 shares of common stock of the Company to each of Mr. Fell and Mr. Peterson (who each at the time of issuance were members of the Board) for services rendered to the Company during fiscal 2023, which shares were valued at $110,000. The Board also approved the issuance of 14,056 shares of common stock of the Company to Jeff Newell (who, at the time of issuance was a member of the Board) for services rendered during fiscal 2023, which were valued at $63,250 based on the most recent close price of the Company’s common stock on the date approved by the Board. The shares vest at the rate of 1/4th of such shares immediately on the grant date, and 1/4th of such shares on each of October 1, 2023, January 1, 2024 and April 1, 2024, subject to each applicable independent director’s continued service to the Company on such dates. Additionally, the Board approved 10,000 shares with immediate vesting to each Board member to recognize the significant additional work for various financing, sales, acquisitions, operations restructuring.

All of the awards discussed above were issued under the Company’s Second Amended and Restated 2019 Equity Incentive Plan (the “Plan”) and all restricted stock awards discussed above were evidenced by Restricted Stock Grant Agreements.

The Company’s board of directors and stockholders approved an amendment to the Plan increasing the available shares under the Plan to 5,000,000 shares of the Common Stock as such common stock existed on July 24, 2024 (see Note 19).

NOTE 12 – PREFUNDED AND PRIVATE PLACEMENT WARRANTS

On October 4, 2022 the Company entered into a securities purchase agreement (the “2022 SPA”) with an institutional investor (the “Purchaser”) which provided for the sale and issuance by the Company of (i) the Company’s common stock, (ii) pre-funded warrants (the “Pre-Funded Warrants”) and (iii) warrants (the “Private Placement Warrants” and, together with the shares of common stock and the Pre-Funded Warrants, the “Securities”).

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

NOTE 13 – WARRANTS

During the nine months ended September 30, 2024, 28,487 warrants to purchase shares of common stock were exercised for a total purchase price of $16,567 (see Note 12).

In connection with a note (see Note 10), in August 2024 the Company issued 76,923 warrants to purchase common stock. The warrants have an exercise price of $9.36 per share, are immediately exercisable and have a term of 5 years. In August 2024, the holder exercised 28,571 warrants for shares of commons stock on a cashless basis.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant. Compensation cost related to the warrants for the nine months ended September 30, 2024, and 2023 was $71,332 and $0, respectively.

As of September 30, 2024, the Company remeasured the fair value of warrants outstanding at $1,129,796. In connection with remeasurement of warrants, a $502,178 gain and $392,843 loss was recognized during the three and nine months ended September 30, 2024, respectively, as the change in fair value of warrant liability. The Company recognized a $925,320 gain and $443,308 loss during the three and nine months ended September 30, 2023, respectively, as the change in fair value of warrant liability.

The Company’s outstanding and exercisable warrants, as of September 30, 2024, are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life In Years	Intrinsic Value
Warrants outstanding as of December 31, 2023	218,729	19.62	3.95	-
Warrants granted	76,923	9.36	-	-
Warrants forfeited, expired, cancelled	-	-	-	-
Warrants exercised	(57,058)	8.25	-	-
Warrants outstanding as of September 30, 2024	238,594	19.02	3.45	96,311
Warrants exercisable as of September 30, 2024	238,594	19.02	3.45	96,311

NOTE 14 – OPTIONS

The Company maintains stock option plans under which certain employees are awarded option grants based on a combination of performance and tenure. The stock option plans provide for the grant of up to 155,556 shares, and the Plan provides for automatic increases in the number of shares available under such plan (currently 133,333 shares) on April 1st of each calendar year, beginning in 2021 and ending in 2029 (each a “Date of Determination”), in each case subject to the approval and determination of the administrator of the plan (the Board of Directors or Compensation Committee) on or prior to the applicable Date of Determination, equal to the lesser of (A) ten percent (10%) of the total shares of common stock of the Company outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the administrator. The administrator as a result of the annual meeting shareholder vote increased the number of shares available to grant to employees under the Plan by 2,000,000. The administrator did not approve an increase in the number of shares covered under the Plan as of April 1, 2022.

The Company’s board of directors and stockholders approved an amendment to the Plan increasing the available shares under the Plan to 5,000,000 shares of the Common Stock as such common stock existed on July 24, 2024.

For the nine months ended September 30, 2024, no options to purchase shares were granted. For the nine months ended September 30, 2024, 2,371 options to purchase shares of common stock were exercised for $9,840 in cash (see Note 12).

Total compensation cost related to stock options granted was $437 and $3,761 for the three months ended September 30, 2024, and 2023, respectively. Total compensation cost related to stock options granted was $25,147 and $25,978 for the nine months ended September 30, 2024 and 2023, respectively.

The following table represents stock option activity for the nine-month period ended September 30, 2024:

	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Life in Years	Intrinsic Value
Options outstanding as of December 31, 2023	26,229	$43.04	3.70	$-
Options exercisable as of December 31, 2023	16,141	60.75	3.64	-
Options granted	-	-	-	-
Options adjusted	72	-	-	-
Options expired	-	-	-	-
Options exercised	(2,371)	53.29	3.07	-
Options outstanding as of September 30, 2024	23,930	40.78	2.93	13,625
Options exercisable as of September 30, 2024	23,930	42.16	2.05	13,625

NOTE 15 – CONTINGENCIES

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

On April 13, 2023, a settlement was reached in the Studebaker and IPS legal case. The court found in favor of IPS and ordered Studebaker to pay $550,000 to IPS. The payments were to commence on May 1, 2023 and continue monthly in 17 instalments until the full amount is paid in full but as of the filing date, no payment has been received by IPS.

GSG PPE, LLC

On November 19, 2021, IPS filed a complaint against GSG PPE, LLC (“GSG”) and Gary Waxman (“Waxman”), the owner, alleging three counts of breach of contract for a purchase agreement, a promissory note, and a personal guaranty. Collectively, the company alleges that GSG and Waxman have materially breached all three contracts. In late 2020, GSG and IPS executed a valid initial contract setting the terms of a business transaction. GSG failed to pay IPS approximately 75% of the amount owed to IPS. GSG acknowledged it owed the money and executed a promissory note in favor of IPS in the amount of $630,000 which matured on September 30, 2021. The note provides for attorney fees and interest in addition to the $630,000. Waxman’s personal guaranty confirmed that GSG owed IPS $630,000. On September 30, 2021, the $630,000 was recorded as Bad Debt Expense. A settlement was entered into between the parties in June 2022, whereby GSG and Waxman agreed to pay $743,000 which included attorney fees and interest, which is required to be paid to the Company in monthly instalments over 17 months. The Company received additional monthly instalment payments as part of the agreement through January 2023. As of September 30, 2024, and through the date of this filing, the Company has not received the monthly installment payments due to the Company from GSG since January of 2023.

Exclusive License and Commercial Agreements

Scienture entered into an exclusive license and commercial agreement with Kesin Pharma Corporation (“Kesin”) whereby Scienture granted the exclusive license rights to commercialize SCN-102 in 2022 and SCN-104 in 2023 to Kesin (SCN-102 and SCN-104 are together referred to as “the Products”) for use in the United States of America.

In March 2024, the parties terminated the agreement, and the parties agreed that Scienture shall pay Kesin a total gross amount of $1,285,000 upon commercialization of product via a royalty arrangement.

This agreement also requires that if the full $1,285,900 has not been repaid within two years of the early of i) commercial launch or ii) 120 from FDA approval, then interest will accrue prospectively at a rate of 8% annually on unpaid balance. Accordingly, Scienture recorded a $1,285,000 termination fee liability. As of September 30, 2024, the entire amount is outstanding.

In August 2024, Kesin demanded immediate payment of the full amount under the Kesin Termination Agreement, alleging the full amount is payable in connection with the consummation Scienture’s business combination with the Company. Scienture has disputed that the amount is now payable, and the parties are in discussions to resolve the issue. There can be no assurance that an amicable resolution will be obtained. If Kesin brings a legal action, Scienture will vigorously defend it.

NOTE 16 – LEASES

The Company entered into a warehouse lease in October 2023. The Company determined that the new lease required measurement and recognition of the lease liability and right-of-use assets of $351,581. The lease is classified as an operating lease. No incentives were included in the lease.

On July 25, 2024, the Company entered into and closed the Scienture Merger Agreement. Pursuant to the Scienture Merger Agreement, the Company acquired right of use asset value of $61,578 and right of use liability of $61,886 on the acquisition date together with all the assets and liabilities of Scienture.

The table below reconciles the fixed component of the undiscounted cash flows for and the total remaining years to the lease liabilities recorded in the consolidated balance sheet as of September 30, 2024.

Future lease obligations
2024 remaining	$20,633
2025	83,538
2026	73,084
2027	56,919
2028	48,612
Total minimum lease payments	282,786
Less: effect of discounting	(48,538)
Present value of future minimum lease payments	234,248
Less: current obligation under lease	60,882
Long-term lease obligations	$173,366

For the three months ended September 30, 2024, and 2023, total operating lease expense was $28,034 and $75,496, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations, as well as $62,656 from discontinued operations, respectively.

For the nine months ended September 30, 2024, and 2023, total operating lease expense was $53,715 and $226,488, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations, as well as $187,968 from discontinued operations, respectively.

For the three months ended September 30, 2024, and 2023, total short-term lease expense was $0 and $6,010, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations, respectively.

For the nine months ended September 30, 2024, and 2023, total short-term lease expense was $10,228 and $20,049, respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations, respectively.

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

The Company classifies its business interests into reportable segments which are:

●	IPS - Licensed wholesaler of brand, generic and non-drug products – B2B sales

●	Scienture – pharmaceutical research company which is engaged in the research and development of branded pharmaceutical products

●	Unallocated - Other – corporate overhead expense and discontinued operations.

Three Months Ended September 30, 2024	Integra	Scienture	Unallocated	Total
Revenue	$64,861	$-	$-	$64,861
Gross Profit	3,883	-	-	3,883
Segment Assets	4,315,259	84,758,070	5,186,364	94,259,693
Segment Profit/Loss	(606,138)	(1,643,455)	(934,008)	(3,183,601)
Cost of Sales	$60,978	$-	$-	$60,978

Three Months Ended September 30, 2023	Integra	Scienture	Unallocated	Total
Revenue	$392,286	$-	$-	$392,286
Gross Profit	39,592	-	-	39,592
Segment Assets	349,334	-	21,304,509	21,653,843
Segment Profit/Loss	(180,814)	-	(3,344,300)	(3,525,114)
Cost of Sales	$352,694	$-	$-	$352,694

Nine Months Ended September 30, 2024	Integra	Scienture	Unallocated	Total
Revenue	$83,560	$-	$-	$83,560
Gross Profit	3,180	-	-	3,180
Segment Assets	4,315,259	84,758,070	5,186,364	94,259,693
Segment Profit/Loss	(1,191,224)	(1,643,455)	19,063,209	16,228,530
Cost of Sales	$80,380	$-	$-	$80,380

Nine Months Ended September 30, 2023	Integra	Scienture	Unallocated	Total
Revenue	$1,235,168	$-	$-	$1,235,168
Gross Profit	162,990	-	-	162,990
Segment Assets	349,334	-	21,304,509	21,653,843
Segment Profit/Loss	(388,900)	-	(5,789,045)	(6,177,945)
Cost of Sales	$1,072,178	$-	$-	$1,072,178

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

Unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer specifically to Scienture Holdings, Inc., formerly TRxADE HEALTH, INC., and its consolidated subsidiaries. References to “Q1”, “Q2”, “Q3”, and “Q4” refer to the first, second, third, and fourth quarter, respectively, of the applicable year. Unless otherwise stated or the context otherwise requires, comparisons from one period to another are to the same period of the prior fiscal year.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Recent Events. Summary of material transactions occurring during the three and nine months ended September 30, 2024.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2024, and 2023.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

On September 20, 2024, the Company filed with the Secretary of State of the State of Delaware an amendment to its Second Amended and Restated Certificate of Incorporation to change the legal name of the Company from “TRxADE HEALTH, Inc.” to “Scienture Holdings, Inc.”

The Company owned, as of September 30, 2024, 100% of Softell Inc. (f/k/a Trxade Inc.), Integra Pharma Solutions, LLC and Scienture, LLC (f/k/a Scienture, Inc.).

On October 4, 2024, the Company and Softell entered into IPS Assignment Agreement, pursuant to which the Company transferred, and Softell accepted, 100% of the membership interests of IPS. As a result, IPS is now a wholly-owned subsidiary of Softell. During the year ended December 31, 2023 and a portion of the quarter ended March 31, 2024, Softell, operated a web-based market platform that enabled commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services. Softell’s current primary operations are conducted through IPS. IPS is a licensed pharmaceutical wholesaler and sells brand, generic and non-drug products to customers. IPS’ customers include all healthcare markets including government organizations, hospitals, clinics and independent pharmacies nationwide.

Bonum Health, LLC was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in February 2020; however, the Company does not anticipate installations moving forward. The Company anticipates dissolving Bonum Health, Inc. and Bonum Health, LLC.

Scienture is a New York based branded, specialty pharmaceutical research company which is engaged in the research and development of branded pharmaceutical products. The intellectual property application process was initiated in November 2019 and the product development activities commenced in January 2020. Scienture also plans to foray into commercialization of innovative and branded pharmaceutical products in the US market. Scienture’s assets in development are across therapeutics areas and indications and cater to different market segments. Scienture’s mission is to identify, develop and bring to market innovative technology-based products to address unmet medical needs. Its targeted portfolio consists of short term and long-term opportunities with efficient development, regulatory, and go to market strategies.

Acquisitions

Superlatus Merger

On July 14, 2023, the Company entered into the Superlatus Merger Agreement with Superlatus and Merger Sub. On July 31, 2023, the Company completed its acquisition of Superlatus in accordance with the terms and conditions of the Superlatus Merger Agreement, pursuant to which the Company acquired Superlatus by way of a merger of the Merger Sub with and into Superlatus, with Superlatus being a wholly owned subsidiary of the Company and the surviving entity in the Superlatus Merger.

Under the terms of the Superlatus Merger Agreement, at the closing of the Superlatus Merger, shareholders of Superlatus received an aggregate of 136,441 shares of the Company’s common stock and 306,855 shares of the Company’s Series B Preferred Stock. Each share of Series B Preferred Stock is convertible into 100 shares of the Company’s common stock. At Closing, the value of the Company’s common stock was $7.30 per share, resulting in a total value of $225,000,169.

Not all of the closing conditions of the Superlatus Merger Agreement were met. As a result, the Company entered into Amendment No. 1 to the Superlatus Amendment on January 8, 2024. Under the terms of the Superlatus Amendment, the merger consideration to the shareholders of Superlatus was adjusted to an aggregate of 136,441 shares of the Company’s common stock and 15,759 shares of the Company’s Series B Preferred Stock, resulting in a total value of $12,500,089. Additionally, the shareholders of Superlatus agreed to surrender back to the Company 291,096 shares of the Company’s Series B Preferred Stock. As described below, in March 2024, the Company divested of its interest in Superlatus.

Scienture Merger

On July 25, 2024, the Company entered into and closed the Scienture Merger Agreement with Merger Sub I, Merger Sub II, and Scienture. Pursuant to the Scienture Merger Agreement, (i) Merger Sub I merged with and into Scienture, with Scienture continuing as the surviving entity and a wholly owned subsidiary of the Company, and (ii) Scienture merged with and into Merger Sub II, with Merger Sub II continuing as the surviving entity. In connection with the transactions, the Company changed its name to “Scienture Holdings, Inc.” and Merger Sub II, as the surviving entity of the Second Merger, changed its name to “Scienture, LLC”.

As consideration for the Scienture Merger, at the Effective Time, the shares of Scienture common stock issued and outstanding immediately prior to the Effective Time were converted into the right to receive, in the aggregate, (i) 291,536 shares of the Company’s common stock and (ii) 6,826,753 shares of the Company’s Series X Preferred Stock, each share of which is convertible into one share of common stock.

Dispositions

MMS APA

On February 16, 2024, the Company, together with Softell and MMS entered into the MMS APA, under which MMS agreed to purchase for cash substantially all of the assets of Softell. On February 16, 2024, the parties consummated the closing of the transactions contemplated by the MMS APA. Softell operated a web-based market platform designed to enable trading among healthcare buyers and sellers of pharmaceuticals, accessories and services. The purchase price paid at closing was $22,660,182. Pursuant to the terms and conditions of the MMS APA, because MMS received $1,600,000 or greater in certain collections from third parties resulting from any products or services sold, or provided, by the business assets and operations acquired from Softell during the period ending on the four-month anniversary of the closing date, the Company was due an additional $7,500,000 payment from MMS. The Company received the $7,500,000 in May 2024.

Superlatus SPA

On March 5, 2024, the Company entered into the Superlatus SPA with the Buyer. Pursuant to the Superlatus SPA, the Company sold all of the issued and outstanding stock of Superlatus to the Buyer. The $1.00 purchase price for the stock was delivered to the Company at the closing, which occurred simultaneously with the execution of the Superlatus SPA. As a result of the transaction, Superlatus ceased to be a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus became rights and obligations of the Buyer.

Recent Events

On September 20, 2024, the Company filed with the Secretary of State of the State of Delaware an amendment to its Second Amended and Restated Certificate of Incorporation to change the legal name of the Company from “TRxADE HEALTH, Inc.” to “Scienture Holdings, Inc.” (the “Name Change”). Other than the Name Change, there were no changes to the Company’s certificate of incorporation or bylaws.

Effective September 23, 2024, the Company’s common stock trades under the ticker symbol “SCNX”. The Name Change resulted in a change to the CUSIP number for the Company’s outstanding shares of common stock offered on the Nasdaq Stock Market LLC.

Liquidity and Capital Resources

Cash

Cash was $579,103 as of September 30, 2024, compared to $314 as of December 31, 2023. The increase in cash was primarily due to the proceeds in February 2024 and May 2024 related to the disposition of certain assets to MMS as described above. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	September 30,	December 31,		Percent
	2024	2023	Change	Change
Cash	$579,103	$314	$578,789	184328%
Current assets (excluding cash)	$6,676,813	$2,752,749	$3,924,064	143%
Current liabilities	$5,413,438	$11,556,355	$(6,142,917)	-53%
Working capital	$1,842,478	$(8,803,292)	$10,645,770	-121%

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

The increase in cash as of September 30, 2024, compared to December 31, 2023, was primarily due to the proceeds received in February 2024 and May 2024 resulting from the disposition of assets to MMS as described above.

Special Cash Dividend

On March 6, 2024, the Company announced the declaration of a special cash dividend of eight dollars ($8.00) per share of common stock, payable to stockholders of record as of March 18, 2024, with the dividend being paid on March 22, 2024. The special dividend of $12,671,072 was paid using a portion of the proceeds from the closing of the sale of certain assets.

On July 9, 2024, the Company announced the declaration of a special cash dividend of one dollar and fifty cents ($1.50) per share of common stock, payable to stockholders of record as of July 19, 2024, with the dividend being paid on July 22, 2024. The special dividend was $2,187,759 paid using a portion of the proceeds received in May 2024 in connection with the February 2024 sale of certain assets.

Liquidity Outlook Cash Explanation

Cash Requirements

Our primary objectives for the remainder of 2024 are expected to be the continued implementation of Scienture’s business plan, marketing the IPS business, and to complete potential strategic transactions of our business-to-consumer subsidiaries, which may include a potential sale, spin-off, fund raising, combination or other strategic transaction, and also include the winding down of such entities. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all. We may also raise additional funding in the future through the sale of equity.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses from October 2024 to September 2025	Amount
General and administrative (1)	$9,800,000
Total	$9,800,000

(1) Includes estimated wages and payroll, legal and accounting, marketing, rent and web development.

We may require additional funding in the future to implement on our business plan and potentially to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to integrate Scienture and its research and development activities, continue using the same marketing and management strategies to promote our IPS assets and operations, exploring strategic transactions involving our corporate assets, while also seeking to expand our operations organically or through acquisitions, as funding and opportunities arise. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

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

As of September 30, 2024, the Company had an accumulated deficit of $31,876,241. As of September 30, 2024, the Company had $579,103 in cash.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the following periods:

	Nine Months Ended
	September 30,			Percent
	2024	2023	Change	Change
Net cash used in operating activities from continuing operations	$(10,585,173)	$(2,036,715)	$(8,548,457)	420%
Net cash (used in) provided by operating activities from discontinued operations	$(770,653)	$830,638	$(1,601,291)	-193%
Operating Activities	$(11,355,826)	$(1,206,077)	$(10,149,749)	449%

Net cash (used in) provided by investing activities from continuing operations	$(2,379,024)	$5,546	$(2,384,570)	-42996%
Net cash provided by investing activities from discontinued operations	$29,931,815	$68,737	$29,863,078	43445%
Investing Activities	$27,552,791	$74,283	$27,478,508	449%

Net cash (used) provided by in financing activities from continuing operations	$(15,764,770)	$570,934	$(16,335,704)	-2861%
Net cash used in financing activities from discontinued operations	$(5,000)	$(500,000)	$495,000	0%
Financing Activities	$(15,769,770)	$70,934	$(15,840,704)	-2861%
Net change in cash	$427,195	$(1,060,860)	$1,488,055	-140%

Cash used in operating activities for the nine months ended September 30, 2024, was $11,355,826, compared to cash used in operations for the nine months ended September 30, 2023, of $1,206,077. The increase in cash used in operations for the nine months ended September 30, 2024 compared to September 30, 2023, was mainly due to our net loss and cash used in operating assets and liabilities in the 2024 period.

Cash provided by investing activities for the nine months ended September 30, 2024, was $27,552,791 and cash provided by investing activities was $74,283 for the nine months ended September 30, 2023. The increase in cash provided by investing activities in the 2024 period was primarily due to the MMS disposition in the first quarter, partially offset by the investment in securities of $2,500,000.

Cash (used) provided by in financing activities for the nine months ended September 30, 2024, was ($15,769,770) compared to $70,934 of cash provided by financing activities for the nine months ended September 30, 2023. The change was primarily due to the payment of dividends of $14,858,831 in 2024. In August 2024, the Company received note proceeds of $314,000.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended September 30, 2024, compared to Three Month Period Ended September 30, 2023

	Three Months Ended
	September 30,			Percent
	2024	2023	Change	Change
Revenues	$64,861	$392,286	(327,425)	-83%
Cost of sales	60,978	352,694	(291,716)	-83%
Gross profit	3,883	39,592	(35,709)	-90%
Operating expenses:
Wage and salary expense	708,977	7,342	701,635	9556%
Professional fees	593,364	295,497	297,867	101%
Accounting and legal expense	619,227	409,480	209,747	51%
Technology expense	157,474	22,071	135,403	613%
General and administrative (less stock-based compensation expense)	168,212	63,119	105,093	166%
Research and development	1,253,983	-	1,253,983	100%
Warrants and options expense	437	3,761	(3,324)	-88%
Total operating expenses	3,501,674	801,270	2,700,404	337%
Change in fair value of warrant liability	502,178	925,320	(423,142)	-46%
Interest income	29,445	-	29,445	100%
Interest expense	(217,433)	(251,778)	34,345	-14%
Net loss from operations	(3,183,601)	(88,136)	(3,095,465)	3512%
Income (loss) on discontinued operations	-	(3,436,978)	3,436,978	-100%
Net loss	$(3,183,601)	$(3,525,114)	$341,513	-10%

There were $64,861 in revenues for the three months ended September 30, 2024. Revenues decreased by $327,425, compared to the same period ended September 30, 2023 primarily because of the disposition of the assets and operations of Softell completed in February 2024 which resulted in the Company having fewer revenue generating operations when compared to the comparable period in 2023.

For the three-month period ended September 30, 2024, cost of goods sold and gross (loss) profit were $60,978 and $3,883, and $352,694 and $39,592, all respectively for the same period in 2023. Gross profit as a percentage of sales was 5.99% for the three months ended September 30, 2024, compared to 10.09% for the three months ended September 30, 2023.

Wages and salary expense increased by $701,635 for the three months ended September 30, 2024 to $708,977 compared to $7,342 for the comparable period in 2023. The increase is primarily due to an increase in salary of the COO and CEO of IPS, as well as the Scienture Merger in July 2024, as compared to the same period in 2023.

Professional fees increased by $297,867 to $593,364 compared to $295,497 for the comparable period in 2023. The increase was primarily due to increase in board members’ fees and consulting expense and post-acquisition professional fees expense of Scienture.

Accounting and legal expenses increased by $209,747 for the three months ended September 30, 2024 to $619,227 compared to $409,480 for the comparable period in 2023. The increase is primarily due to increased legal services during the three months ended September 30, 2024 as compared to the same period in 2023.

General and administrative expenses (including stock-based compensation expense) increased by $101,769 for the three months ended September 30, 2024, to $168,649 compared to $66,880 for the comparable period in 2023. The increase was mainly due to increase in headcount in connection with our acquisition of Scienture’s operations in July 2024.

Technology expense increased $135,403 for the three months ended September 30, 2024 to $157,474 compared to $22,071 for the comparable period in 2023. The increase was mainly due to increased software expense and software support expense.

Research and development expense increased $1,253,983 for the three months ended September 30, 2024 to $1,253,983 compared to $0 for the comparable period in 2023. The increase was mainly due to contract research organization costs of Scienture upon the merger in July 2024.

We had interest expense of $217,433 for the three months ended September 30, 2024, compared to interest expense of $251,778 for the three months ended September 30, 2023. The decrease is due to the sale of note payable of Superlatus subsequent to the sale of the Company’s equity interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities, and partially offset by interest expense of $43,200 deemed incurred in full on the date of issue of convertible note of $360,000 and amortization of debt discount.

We recognized a gain on the change in the fair value of the warrant liability of $502,178 for the three months ended September 30, 2024, compared to a gain of $925,320 during the three months ended September 30, 2023, based on the underlying valuation inputs.

During the three months ended September 30, 2024, the Company incurred a net loss from continuing operations of $2,783,601 compared to a net loss from continuing operations of $88,136 for the three months ended September 30, 2023. The increase in net loss is mainly driven by the integration of Scienture upon its merger in July 2024.

Net loss from discontinued operations was $3,436,978 for the three months ended September 30, 2023.

Nine Month Period Ended September 30, 2024, compared to Nine Month Period Ended September 30, 2023

	Nine Months Ended
	September 30,			Percent
	2024	2023	Change	Change
Revenues	$83,560	1,235,168	(1,151,608)	-93%
Cost of sales	80,380	1,072,178	(991,798)	-93%
Gross profit	3,180	162,990	(159,810)	-98%
Operating expenses:
Wage and salary expense	1,243,621	345,235	898,386	260%
Professional fees	1,282,053	619,794	662,259	107%
Accounting and legal expense	1,129,982	782,495	347,487	44%
Technology expense	295,763	74,946	220,817	295%
General and administrative (less stock-based compensation expense)	5,259,084	457,396	4,801,688	1050%
Research and development	1,253,983	-	1,253,983	100%
Warrants and options expense	25,147	25,978	(831)	-3%
Total operating expenses	10,489,633	2,305,844	7,783,789	355%
Change in fair value of warrant liability	(392,843)	(443,308)	50,465	-11%
Interest income	133,397	4,198	129,199	3078%
Loss on disposal of asset	(374,968)	(352,244)	(22,724)	100%
Interest expense	(320,897)	(494,904)	174,007	-35%
Net loss from operations	(11,441,764)	(3,429,112)	(8,012,652)	234%
Income (loss) from discontinued operations	27,670,294	(2,748,833)	30,419,127	-1107%
Net income (loss)	$16,228,530	$(6,177,945)	$22,406,475	-363%

There were $83,560 in revenues for the nine months ended September 30, 2024. Revenues decreased by $1,151,608, compared to the same period ended September 30, 2023 primarily because of the disposition of the assets and operations of Softell completed in February 2024 which resulted in the Company having fewer revenue generating operations when compared to the comparable period in 2023.

For the nine-month period ended September 30, 2024, cost of goods sold and gross (loss) profit were $80,380 and $3,180, and $1,072,178 and $162,990, all respectively for the same period in 2023. Gross profit as a percentage of sales was 3.81% for the nine months ended September 30, 2024, compared to 13.20% for the nine months ended September 30, 2023.

Wages and salary expense increased by $898,386 for the nine months ended September 30, 2024 to $1,243,621 compared to $345,235 for the comparable period in 2023. The increase is primarily due to an increase in salary of the COO and CEO of IPS, as well as the Scienture Merger in July 2024, as compared to the same period in 2023.

Professional fees increased by $662,259 to $1,282,053 compared to $619,794 for the comparable period in 2023. The increase was primarily due to increase in Board members’ fees and consulting expense and post acquisition professional fees of Scienture.

Accounting and legal expenses increased by $347,487 for the nine months ended September 30, 2024 to $1,129,982 compared to $782,495 for the comparable period in 2023. The increase is primarily due to increased legal services during the nine months ended September 30, 2024 as compared to the same period in 2023.

General and administrative expenses (including stock-based compensation expense) increased by $4,800,857 for the nine months ended September 30, 2024, to $5,284,231 compared to $483,374 for the comparable period in 2023. The increase was mainly due to shares issued for services at fair value of $4,450,919.

Technology expense increased by $220,817 for the nine months ended September 30, 2024 to $295,763 compared to $74,946 for the comparable period in 2023. The increase was mainly due to increased software expense and software support expense.

Research and development expense increased $1,253,983 for the nine months ended September 30, 2024 to $1,253,983 compared to $0 for the comparable period in 2023. The increase was mainly due to contract research organization costs of Scienture upon the merger in July 2024.

We had interest expense of $320,897 for the nine months ended September 30, 2024, compared to interest expense of $494,904 for the nine months ended September 30, 2023. The decrease is due to the sale of note payable of Superlatus subsequent to the sale of the Company’s equity interest in Superlatus to Superlatus Foods, Inc. thereby transferring all assets and liabilities, and partially offset by interest expense of $43,200 deemed incurred in full on the date of issue of convertible note of $360,000 and amortization of debt discount.

We recognized a loss on the change in the fair value of the warrant liability of $392,843 for the nine months ended September 30, 2024, compared to a loss of $443,308 during the nine months ended September 30, 2023, based on the underlying valuation inputs.

During the nine months ended September 30, 2024, the Company incurred a net loss from continuing operations of $11,041,764 compared to a net loss from continuing operations of $3,429,112 for the nine months ended September 30, 2023. The increase in net loss is mainly driven by stock compensation in 2024, as well as the integration of Scienture upon its merger in July 2024.

Net income from discontinued operations increased by $30,419,127 to a net income of $27,670,294 for the nine months ended September 30, 2024, compared to a net loss from discontinued operations of $2,748,833 for the nine months ended September 30, 2023. The increase was primarily due to the disposal of Softell assets, partially offset by loss on disposal of Superlatus during the nine months ended September 30, 2024.

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

IPS is a licensed wholesaler of brand, generic and non-drug products to Customers. IPS takes orders for products, creates invoices for each order and recognizes revenue at the time the Customer receives the product. Customer returns are not material. Step One: Identify the contract with the Customer – IPS requires that an application and a credit card for payment be completed by the Customer prior to the first order. Each transaction is evidenced by an order form sent by the Customer and an invoice for the product is sent by IPS. The collection is probable based on the application and credit card information provided prior to the first order. Step Two: Identify the performance obligations in the contract – Each order is distinct and evidenced by the shipping order and invoice. Step Three: Determine the transaction price – The consideration is variable if product is returned. The variability is determined based on the return policy of the product manufacturer. There are no sales or volume discounts. The transaction price is determined at the time of the order evidenced by the invoice. Step Four: Allocate the transaction price – There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – The Revenue is recognized when the Customer receives the product.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), as of September 30, 2024, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on April 22, 2024 (the “Form 10-K”), in each case under the heading “Risk Factors”, except for the risks inherent in the assets and operations of Scienture that pertain to the Company after the completion of the merger transaction completed in July 2024 and as set forth below, and investors should review the risks provided in the Form 10-K, Form 10-Q and below, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K and the Form 10-Q and below, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the nine months ended September 30, 2024, the Company issued 470,482 shares of common stock for services. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for this issuance.

On July 12, 2024, the Company converted 290 shares of Series C Preferred Stock into 52,158 shares of common stock at the election of the holder.

In August 2024, the Company issued 28,571 shares of common stock pursuant to the exercise of warrants on a cashless basis.

In each case, the issuance did not involve a public offering and was made without general solicitation or general advertising, and the recipient of the shares was an accredited investor.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company repurchased no shares of common stock during the first three quarters of 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended September 30, 2024, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended September 30, 2024, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

(c) During the quarter ended September 30, 2024, no officer or director adopted or terminated (1) a plan, contract, or set of instructions intended to by covered by the 10b5-1 affirmative defense or (2) a written trading arrangement as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
2.1#	Agreement and Plan of Merger, dated July 25, 2024, by and among the Company, MEDS Merger Sub I, Inc., MEDS Merger Sub II, LLC, and Scienture, Inc. (incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed on July 31, 2024).
3.1*	Second Amended and Restated Certificate of Incorporation of the Company, as amended through September 20, 2024.
3.2*	Amended and Restated Bylaws of the Company, as amended through March 24, 2022.
3.3	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 26, 2023).
3.4	Certificate of Designation of Preference, Rights and Limitations of Series X Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 31, 2024).
10.1	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 31, 2024).
10.2	Consulting Agreement, dated July 25, 2024, by and between the Company and Surendra K. Ajjarapu (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on July 31, 2024).
10.3	Consulting Agreement, dated July 25, 2024, by and between the Company and Prashant Patel (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on July 31, 2024).
10.4	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on July 31, 2024).
10.5*	Assignment and Assumption of Membership Interests – Integra Pharma Solutions, LLC, dated October 4, 2024, by and between the Company and Softell Inc.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

** Furnished herewith.

# Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTURE HOLDINGS, INC.

By:	/s/ Suren Ajjarapu
Suren Ajjarapu
Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2024

By:	/s/ Prashant Patel
Prashant Patel
Interim Chief Financial Officer (Principal Accounting/Financial Officer)

Date: November 6, 2024

