Form 10-K
period 2024-12-31
Scienture Holdings, Inc.
filed 2025-03-26
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $10,203,000.

There were 12,515,019 shares of the registrant’s common stock outstanding on March 26, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the “2024 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Annual Report”) where indicated. The 2024 Proxy Statement was filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 27, 2025, and the related additional soliciting materials filed with the SEC on February 18, 2025 within 120 days after the end of the fiscal year to which this Annual Report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that constitute forward-looking statements which are subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the statements in this Registration Statement constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

Actual performance or results could differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	risks related to our history of operating losses and that our operations may not become profitable;

●	claims relating to alleged violations of intellectual property rights of others;

●	our ability to manage our growth;

●	regulatory and licensing requirement risks;

●	risks related to changes in the U.S. healthcare environment;

●	risks associated with the operations of our more established competitors;

●	our ability to respond to general economic conditions, including financial market volatility and disruption, elevated levels of inflation, and declining economic conditions in the United States;

●	changes in laws or regulations relating to our operations;

●	our growth strategy;

●	the actual number of shares we will issue or sell under the ELOC Purchase Agreement to Arena Global;

●	compliance with the continued listing requirements of Nasdaq;

●	risks relating to the liquidity and trading of our common stock;

●	our ability to raise financing in the future;

●	demand for our products and services may decline;

●	data security breaches, cyber-attacks or other network outages; and

●	other risks disclosed below under, and incorporated by reference in, “Risk Factors.”

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

We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in the section entitled “Risk Factors” in this Annual Report.

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

INTRODUCTION

This information included in this Annual Report should be read in conjunction with the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplemental Data” of this Annual Report.

Our logo and some of our trademarks and tradenames are used in this Annual Report. This Annual Report may also include trademarks, tradenames and service marks that are the property of others. Solely for convenience, trademarks, tradenames and service marks referred to in this Annual Report may appear without the ®, ™ and SM symbols. References to our trademarks, tradenames and service marks are not intended to indicate in any way that we will not assert to the fullest extent under applicable law our rights or the rights of the applicable licensors if any, nor that respective owners to other intellectual property rights will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend the use or display of other companies’ trademarks and trade names to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

The market data and certain other statistical information used throughout this Annual Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Annual Report , and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” of this Annual Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to us, are also based on our good faith estimates.

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. “Fiscal 2024” means the Fiscal year ended December 31, 2024, whereas “Fiscal 2023” means the year ended December 31, 2023.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer specifically to Scienture Holdings, Inc., formerly known as TRxADE HEALTH, INC., and its consolidated subsidiaries.

In addition, unless the context otherwise requires and for the purposes of this Annual Report only:

●	“Exchange Act” refers to the Securities Exchange Act of 1934, as amended;

●	“SEC” refers to the United States Securities and Exchange Commission; and

●	“Securities Act” refers to the Securities Act of 1933, as amended.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investors” page of our website at www.scientureholdings.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Annual Report. Our website addresses are www.scientureholdings.com, www.scienture.com, www.trxadehealth.com and www.rxintegra.com. Information on our websites is not incorporated by reference into this Annual Report. The information on, or that may be accessed through, our websites not incorporated by reference into this Annual Report and should not be considered a part of this Annual Report.

Current Business – Scienture LLC

Overview

Scienture LLC was originally incorporated in Delaware and commenced operations in 2019. In connection with our acquisition in July 2024, Scienture LLC became a wholly owned subsidiary of the Company. Scienture’s principal executive offices are located in Commack, New York.

Scienture LLC is a specialty pharmaceutical company focused on developing and commercializing products for the treatment of CNS and CVS diseases. Scienture LLC is developing a broad range of novel product candidates including new potential treatments for hypertension, migraine, pain and thrombosis and other related disorders.

Scienture LLC’s Strategy

Scienture LLC’s mission is to improve the lives of patients suffering from CNS and CVS diseases. Scienture LLC’s vision is to be a leader in the industry by developing and commercializing new medicines for the treatment of CNS and CVS diseases. Key elements of Scienture LLC’s strategy to achieve this vision include:

●	Advance product candidates through clinical studies and toward commercialization. Scienture LLC is in various stages of clinical development for the product candidates in its pipeline, and it intends to move these programs efficiently toward being commercially available to patients, subject to approval by the U.S. Food and Drug Administration (the “FDA”). Scienture LLC has obtained regulatory approval of its first product candidate, SCN-102.

●	Drive growth and profitability. Using dedicated sales and marketing resources in the U.S., which Scienture LLC is in the process of building, Scienture LLC will seek to drive the revenue growth of its product candidates approved for marketing by the FDA.

●	Continue to grow pipeline. Scienture LLC will continue to evaluate and seek to develop additional product candidates that it believes have significant commercial potential through Scienture LLC’s internal research and development efforts.

●	Target strategic business development opportunities. Scienture LLC is exploring a broad range of strategic opportunities. This may include in-licensing products and entering into co-promotion and co-development partnerships for Scienture LLC’s product candidates, although no agreements have been reached.

Research and Development and Product Portfolio

Scienture LLC is committed to the development of innovative product candidates in the CNS and CVS therapeutic areas. The process by which Scienture LLC intends to bring its product candidates to market and the anticipated launch dates of its product candidates is depicted in the following table. The progress of Scienture LLC’s products through this process is represented by checkmarks in the table.

Scienture LLC does not have any product candidates approved for sale and has not generated any revenue from product sales. Scienture LLC will not generate revenue from product sales unless and until it successfully obtains regulatory approval for its product candidates. Scienture LLC is engaged in a variety of research and development efforts including development of a pipeline of novel product candidates for the treatment of various disease conditions. Scienture LLC has devoted and will continue to devote significant resources to research and development activities, and expects to incur significant expenses as Scienture LLC continues advancing its product candidates towards FDA approval and expanding product indications for approved products and its intellectual property portfolio. Scienture LLC’s expectations regarding its research and development programs are subject to risks, including the risk that Scienture LLC’s financial condition and results of operations for fiscal year 2024 and beyond may be materially and adversely affected by delays and failures in the completion of clinical development of its product candidates, which could increase its costs or delay or limit our ability to generate revenues.

SCN-102 (ARBLITM - Losartan Oral Suspension)

SCN-102 is an oral liquid formulation of losartan potassium in development under the 505(b)(2) pathway, for (i) treatment of hypertension, to lower blood pressure in adults and children greater than 6 years old, (ii) reduction of the risk of stroke in patients with hypertension and left ventricular hypertrophy, and (iii) treatment of diabetic nephropathy with an elevated serum creatinine and proteinuria in patients with type 2 diabetes and a history of hypertension. Currently, there are no FDA-approved liquid formulations of losartan potassium.

A Phase I PK study has shown that SCN-102 has close comparability to the immediate-release tablet as depicted in the data below:

Summary of Statistical Results for Losartan Potassium Oral Liquid 10 mg/ml (T) versus Losartan Potassium Immediate Release Tablets 100 mg (R) – For Losartan
		Geometric Means of treatment:		Ratio	Intra-subject	90%	SABE Result –	SABE
PK Parameter	N	Test (T)	Reference (R)	(%)	%CV	CI of Ratio	Bound	SWR
Log Cmax (ng/ml)	44	1317.6955	974.6741	135.19	39.6	122.19 – 149.58	0.070	0.3361
LogAUC0-t (ng.hr/ml)	44	1590.6271	1581.0602	100.61	13.2	97.25 – 104.08	-0.014	0.1576
LogAUC0-inf (ng.hr/ml)	44	1615.4717	1605.3052	100.63	13.0	97.34 – 104.03	-0.014	0.1549

Summary of Statistical Results for Losartan Potassium Oral Liquid 10 mg/ml (T) versus Losartan Potassium Immediate Release Tablets 100 mg (R) – For Carboxylic Acid Metabolite
		Geometric Means of treatment:		Ratio	Intra-subject	90%	SABE Result –	SABE
PK Parameter	N	Test (T)	Reference (R)	(%)	%CV	CI of Ratio	Bound	SWR
Log Cmax (ng/ml)	44	1160.0978	1056.3253	109.82	25.5	102.91 – 117.20	-0.028	0.2828
LogAUC0-t (ng.hr/ml)	44	6775.8841	6726.8952	100.73	10.3	98.11 – 103.42	-0.006	0.1099
LogAUC0-inf (ng.hr/ml)	44	6872.6739	6823.3736	100.72	10.2	98.13 – 103.39	-0.006	0.1071

Specifically, the Phase I PK study showed that SCN-102 was comparable to immediate release tablets based on the following:

●	The overall exposure for the Carboxylic Acid metabolite (EXP-3174) meet the confidence interval 80-125% range.

●	The overall exposure for Losartan were within the 90% confidence interval.

●	The Cmax for Losartan analyte, a pro-drug, for SCN-102 was slightly higher than the immediate release tablets (122.19 - 149.58%). This is due to the fact that the SCN-102 (oral liquid) and the reference product are two different dosage forms. SCN-102 is an oral liquid formulation and therefore it is expected to have an earlier Cmax than the immediate release tablet. Based on the discussion above, we believe that the impact of this Cmax difference will be minimal.

●	The data obtained in the study is similar to the PK study data for the immediate release tablet.

If approved, SCN-102 would be the first FDA approved oral liquid formulation of losartan on the market.

Scienture LLC submitted an Investigational New Drug (“IND”) application to the FDA in September 2022. Multiple human pharmacokinetics studies were performed, showing close comparability with the oral solid dosage form. In October 2023, Scienture LLC submitted an NDA for losartan potassium oral suspension to the FDA. In December 2023, the FDA accepted the NDA for review and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of August 19, 2024. Despite responding during the FDA’s review to information requests related to chemistry, manufacturing, and controls (“CMC”), pharmacovigilance, clinical, microbiology and labeling, the FDA issued a Complete Response Letter to Scienture LLC focused on the CMC information submitted. Scienture LLC prepared the requested information and resubmitted the NDA to the FDA on September 17, 2024. In October 2024, the FDA accepted the resubmitted NDA for review and assigned a PDUFA target action date of March 17, 2025. On March 13, 2025, the FDA approved the SCN-102 NDA to be launched as ARBLITM (losartan potassium) Oral Suspension, 10mg/mL Scienture LLC anticipates that it will commercially launch and bring to market SCN-102 during the third quarter of 2025. SCN-102 will be the first FDA approved oral liquid formulation of losartan on the market.

SCN-104 (Multi-dose Dihydroergotamine Mesylate (“DHE”) injection pen)

The SCN-104 injection pen is a disposable, multiple fixed dose, single entity combination product comprised of a small molecule drug, SCN-104, which is administered using a customized injection pen. SCN-104 is a drug product containing DHE as the active ingredient. The mechanism of action of SCN-104 is mediated through DHE and is exactly the same as that of DHE. DHE is available in the market as a single dose nasal spray, which has a high degree of variability in clinical outcomes. DHE is also available in the market as single dose ampoules for injection, however, Scienture LLC believes that the process of dose withdrawal from the ampoule followed by self-injection at the time of intense need is cumbersome and difficult for the patient.

Scienture LLC believes that the SCN-104 multi-dose self-injection pen is easy to use and provides enhanced patient convenience. Furthermore, Scienture LLC believes that the SCN-104 injection pen provides for consistent and accurate delivery of every dose which results in better exposure compared to the nasal spray formulation. The SCN-104 injection pen is being developed via the 505(b)(2) regulatory pathway. The SCN-104 injection pen is in development for the acute treatment of migraine headaches with or without aura and the acute treatment of cluster headache episodes.

As shown in third party studies of DHE, SCN-104’s mechanism of action for its antimigraine effect is due to its potential action as an agonist at the serotonin 5-HT1D receptors. SCN-104 is intended for subcutaneous administration. SCN-104 is also intended for acute use and is not intended for chronic administration.

Scienture LLC has conducted two preclinical studies of SCN-104 and the SCN-104 injection pen: (i) a 30-day repeated dose toxicity study of dimethyl sulfoxide and caffeine following thrice daily, 3 times per week subcutaneous administration in Sprague-Dawley rats and (ii) a 30-day repeated dose toxicity study of dimethyl sulfoxide and caffeine following thrice daily, 3 times per week subcutaneous administration in Göttingen minipigs. The objective of each study was to evaluate the safety and tolerability of the test items with and without DHE to the subject animals, providing information on important potential toxic effects, target organs, progressive toxic effects, characterization of a possible dose-response relationship, and an estimate the No-Observed-Adverse-Effect Level. Both studies were designed for the qualification of the excipients. The animals treated either with DHE + DMSO + caffeine or DMSO + Caffeine formulations did not reveal any changes attributable to treatment at the end of the treatment/recovery periods. As such, both studies support a conclusion that SCN-102 is considered to have no toxicological significance across the following attributes – Hematology, Coagulation Parameters, Clinical Chemistry and Urinalysis.

Scienture LLC believes the SCN-104 injection pen may offer a significant improvement, in terms of usability and patient acceptability, to the current standard of care in the market (ampoules for injection). The intended pen delivery system was designed with patients in mind to carry multiple doses, have a lower volume of injection, and utilize shielded needles to avoid unnecessary exposure.

Scienture LLC has had initial discussions with the FDA to align on a path forward for this development program. As a result of these discussions, Scienture LLC learned that its proposed plan for manufacturing NDA registration batches and that the reference product and dose selection of the reference product that Scienture LLC selected for a comparative regulatory study are acceptable. Scienture LLC also received guidance from the FDA on nonclinical safety studies and stability testing. The formulation has been scaled up to enable future commercial scale production and the pen has been optimized for commercial use. As shown below, several pharmacokinetics studies have shown comparability between SCN-104 and the currently available marketed injection product.

9

Scienture LLC is initiating manufacturing activities and planning to conduct bioequivalence studies. Scienture LLC plans to initiate a Phase 1 single dose study in healthy adults in 2025, following submission of an IND, if the IND is cleared by the FDA.

SCN-106 (Potential Biosimilar)

Scienture LLC is developing a potential biosimilar, SCN-106, based on Cathflo Activase, a reference product that is a thrombolytic agent that binds to fibrin in clots and converts entrapped plasminogen to plasmin. SCN-106 is a sterile, purified glycoprotein that is synthesized using the complementary DNA for natural human tPA obtained from a Chinese hamster ovary cell-line.

Scienture LLC is working with Anthem Biosciences Pvt, Ltd. (“Anthem”) to develop a biosimilar product that utilizes the same mechanism(s) of action for the proposed condition of use, and has the same route of administration, dosage form, and strength as the reference product. In this regard, Scienture LLC entered into a Master Services Agreement with Anthem on October 29, 2024 (the “Anthem Agreement”). The following is a summary of the Anthem Agreement, which is qualified in its entirety by the full text of the Anthem Agreement, which is filed as an exhibit to this Annual Report.

Under the Anthem Agreement, Anthem has agreed to diligently complete the services associated with SCN-106 as included in work orders to be attached to the Anthem Agreement. In performing these services, Anthem has agreed to strictly comply with the specifications in the Anthem Agreement, the work order, standard operating procedures approved in writing by Scienture LLC, and relevant professional standards, and any regulatory authority requirements, including current Good Laboratory Practices (“GLPs”) and current Good Manufacturing Practices (“GMPs”) promulgated by the FDA, and any other applicable laws, rules, and regulations. In carrying-out its services, Anthem will only allow those employees and personnel under Anthem’s direct control to perform such services and will obtain the Scienture LLC’s consent prior to delegating or subcontracting any portion of the services. Anthem is required to provide prompt written reports to Scienture LLC the status of the services provided by Anthem under the Anthem Agreement and any work order. Under the Anthem Agreement, Scienture LLC is responsible for paying Anthem the amounts designated on any attached work order. These amounts are to be paid on the schedule stated on the work order and Anthem is responsible for invoicing Scienture LLC for such amounts. Undisputed late payments incur interest at the rate of 18% per annum payable until the date of actual payment.

Any project or work order in effect under the Anthem Agreement may be terminated by Scienture LLC without cause upon thirty (30) days’ prior notice to Anthem. Anthem may terminate the Anthem Agreement without cause upon thirty (30) days’ prior notice to Scienture LLC. However, Anthem is responsible for delivering all services and deliverables under the Anthem Agreement then required to be performed by Anthem under a work order prior to any such termination. Either party may terminate the Anthem Agreement upon the breach of the Anthem Agreement by the other party if the breach remains uncured for a period of thirty (30) days. In the event that performance by Anthem or Scienture LLC under the Anthem Agreement is delayed due to an event beyond the control of Anthem or Scienture LLC for a period of ninety (90) days, then the other party can terminate the Anthem Agreement upon written notice.

With respect to projects to be performed by Anthem under the Anthem Agreement, any and all materials relating to such projects are the property of Scienture LLC, and are to be protected as such by Anthem. Furthermore, Anthem has agreed to irrevocably assign to Scienture LLC all right, title, and interest in and to any “Program Technology” (as defined in the Anthem Agreement) and to make any assignments necessary to ensure that Scienture LLC has such ownership interest. The Anthem Agreement also contains customary confidentiality obligations, representations and warranties, indemnification provisions, and anti-assignment provisions. The Anthem Agreement may only be amended upon the written consent of both parties.

The CMC development program is focused on establishing the analytical similarity of SCN-106 to the reference product. Multiple clones of CHO cells have been produced to synthesize lots of SCN-106 which were screened for similarity to the reference product for several key biochemical quality attributes as well as overall protein yield and finalization of a lead clone.

Scienture LLC completed a Biosimilar Initial Advisory meeting with the FDA in June 2023 to discuss the CMC, non-clinical, and clinical studies required for regulatory approval. As a result of this meeting, Scienture LLC learned that its analytical strategy for initiating analytical similarity studies between SCN-106 and a proposed biosimilar product is acceptable. Scienture LLC also learned that SCN-106 is suitable for further development and received guidance from the FDA on a comparable clinical study needed to demonstrate biosimilarity of SCN-106 and the reference product.

SCN-107 (Bupivacaine Long-Acting Injection)

SCN-107 is a long-acting injection suspension formulation of a non-opioid analgesic that is indicated for postsurgical local and regional analgesia. Scienture LLC’s long-acting formulation, SCN-107, is a novel microsphere-based formulation of bupivacaine that comprises the drug in polymer-based microspheres and is intended to provide pain management over a period of 5-7 days. The product candidate is designed to potentially provide longer term post-surgical pain relief compared to the currently available products in the market.

Based on initial discussions with FDA regarding this program, Scienture LLC believes this product candidate would require at least one Phase 3 clinical trial to support submission of a marketing application.

Scienture LLC anticipates submitting an IND and, if cleared by the FDA, initiating a Phase 1 single dose study in healthy adults in 2025 to conduct an initial assessment of safety and tolerability of SCN-107.

Sales and Marketing

Scienture LLC intends to market its products through its own sales forces in the U.S. and seek strategic collaborations with other pharmaceutical companies to commercialize its products outside of the U.S. Scienture LLC is in the process of building a commercial sales and marketing operation in the U.S., through a partnership with a Contract Sales Organization, to support sales of Scienture LLC’s products. Once approved, this sales and marketing organization will include a combination of field teams, virtual sales representatives and omnichannel marketing to effectively reach health care providers and offer patient education. Scienture LLC’s promotional efforts are expected to further include developing a market access strategy to obtain commercial and government payor coverage for its products. In addition, Scienture LLC intends to partner with a third-party logistics provider (“3PL”) and have internal sales operations and analytics teams to provide state-of-the-art distribution capabilities to wholesalers, pharmacies, institutional buying groups and hospitals. Scienture LLC believes its commercial operations infrastructure, once established, will enable it to effectively target healthcare providers to support and grow its products subsequent to market entry.

Customers

The majority of Scienture LLC’s product sales, if its products are approved by the FDA, are expected to be to pharmaceutical wholesalers, specialty pharmacies, and distributors who, in turn, would sell such products to pharmacies, hospitals, long term care institutions and other customers, potentially including federal and state entities.

Market and Competition

Scienture LLC is engaged in segments of the pharmaceutical industry that are highly competitive and rapidly changing. Many large pharmaceutical and biotechnology companies, academic institutions, governmental agencies, and other public and private research organizations are commercializing or pursuing the development of products utilizing the same molecules or compounds or for the same indications that Scienture LLC is currently pursuing or may target in the future.

Hypertension

Hypertension (high blood pressure) is a CVS condition, when the pressure in the blood vessels is too high (140/90 mmHg or higher). According to the Centers for Disease Control, hypertension, or high blood pressure, affects nearly half of adults in the United States, or 119.9 million people. Hypertension is defined as a systolic blood pressure of 140 mmHg or higher, and diastolic blood pressure of 90 mmHg or higher. Hypertension is a risk factor for stroke and heart disease, which are leading causes of death in the U.S. Factors that increase the risk of having high blood pressure include: older age, genetics, being overweight or obese, not being physically active, high-salt diet and drinking too much alcohol. Hypertension is clinically diagnosed if, when blood pressure is measured on two different days, the systolic blood pressure readings on both days is ≥140 mmHg and/or the diastolic blood pressure readings on both days is ≥ 90 mmHg.

The hypertension market has increased with the commercial launch of several branded products in recent years, as well as the launch of generic versions of branded drugs, such as Prinvil, Lotensin, Cozaar, Cardizem, Apresoline, Nitrostat and Toprol-XL. Treatment options for hypertension in the U.S. market can be broadly classified across the following product classes, Angiotensin-converting enzyme (ACE) inhibitors, Angiotensin II receptor blockers (ARBs), Beta-Blockers, Diuretics and Calcium Channel Blockers.

Scienture LLC’s product candidate SCN-102, ARBLITM (Losartan Oral Suspension 10mg/mL), is a ready to use oral suspension of losartan for increased patient convenience and ease of dosing. Losartan is classified as an ARB for treating hypertension and is one of the highest prescribed molecules for this indication. Current products in the market containing losartan are available only as oral solids, which can be further compounded to a liquid formulation. Scienture LLC believes that ARBLITM is the first liquid formulation of losartan on the market that does not require compounding and has reduced dosing volume and long-term shelf life at room temperature storage.

Migraine

Migraine is a painful, complex neurological disorder consisting of recurring painful attacks that can significantly impact quality of life. Migraine headaches are often characterized by throbbing pain, extreme sensitivity to light or sound, and potentially nausea and vomiting. The World Health Organization categorizes migraine as one of the most disabling medical illnesses worldwide. The American Research Foundation categorizes migraine as the third most prevalent illness in the world, and nearly 1 in 4 U.S. households includes someone with migraines. Migraine is estimated to affect over 39 million individuals in the U.S.

Current products in the market that are available to treat migraine headaches, include CGRP antagonists (calcitonin gene related peptide), which is a class of products first introduced in 2018 (Nurtec, Ubrelvy), Botox, branded and generic versions of triptans (Imitrex, Maxalt, Relpax), and ergot alkaloids (Ergotamine and Dihydroergotamine (DHE)).

Scienture LLC’s product candidate, SCN-104, is supplied in a multi-dose pen-based delivery system for self-injection and increased patient convenience. The product candidate is in development for the acute treatment of migraine headaches with or without aura and the acute treatment of cluster headache episodes.

Thrombotically Occluded Catheter (CVAD) Management

Catheters, which are a type of a Central Venous Access Device (“CVAD”), are employed to deliver life-sustaining therapies. They can be used for short-term or long-term infusion of antibiotics, parenteral nutrition, chemotherapy, blood and blood products in patients with limited peripheral access. More than 7 million CVADs are inserted each year in patients in the United States. Occlusion of catheters while in use can complicate patient care by interrupting the administration of medications and solutions, delaying or disrupting therapies and leading to additional procedures such as catheter replacement. Occlusion is the most common noninfectious complication in the long-term use of CVADs and may occur soon after insertion of a device or develop at any time. About 58% of catheter occlusions are thrombotic, resulting from the formation of a thrombus within, surrounding, or at the tip of the catheter.

Scienture LLC’s product candidate, SCN-106, is a thrombolytic agent currently in development. Scienture LLC plans to develop SCN-106 through the FDA’s 351(k) pathway for biosimilars.

Postoperative Pain

Post-surgery pain, also known as postoperative pain, is pain that a patient experiences after a surgical procedure. Pain can be caused by a number of factors, including: the type of procedure, the size of the operation, and medications used during surgery. Chronic pain can negatively impact a patient’s rehabilitation, quality of life, and the results of the procedure.

Current drug product treatments available in the market for treating postoperative pain include IV and oral opioids, injectable local anesthetics, and steroidal and non-steroidal analgesics. Marketed products include branded and generic versions of Celebrex, Ketalar, Exparel, Lyrica, Neurontin and Astromorph.

Scienture LLC’s product candidate, SCN-107, is a microsphere based long-acting injection of Bupivacaine, a local anesthetic, in development for postsurgical analgesia. SCN-107 is designed to be a non-opioid treatment regimen with rapid onset of action and analgesia that is intended to provide coverage over a period of 5-7 days.

Manufacturing

Scienture LLC currently depends on third-party commercial manufacturing organizations (“CMOs”) for all manufacturing operations, including the production of raw materials, finished dosage form product, and product packaging for both its planned commercial scale manufacturer and the products used in its preclinical and clinical research. Scienture LLC does not own or operate manufacturing facilities for the production of any of its product candidates nor does Scienture LLC have plans to develop its own manufacturing operations in the foreseeable future to support clinical trials or commercial production. Scienture LLC currently employs internal resources to manage its manufacturing contractors.

Scienture LLC is in discussion with CMOs headquartered in North America, Europe and Asia for its pipeline product candidates. These CMOs offer a comprehensive range of commercial contract manufacturing and packaging services.

If Scienture LLC fails to produce its products and product candidates in the volumes that Scienture LLC requires on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical drug manufacturers, Scienture LLC may face delays in the development and commercialization of its products and product candidates or be required to withdraw its products from the market for risks associated with manufacturing and supply of its products and product candidates.

License Agreements

On May 26, 2020, Scienture LLC entered into Feasibility Study and Animal Trial Material Manufacturing Agreement with Innocore Technologies, B.V. (“Innocore”), as amended on December 2, 2022 (the “Innocore License”), for certain intellectual property rights. Under the Innocore License, Innocore granted Scienture LLC a worldwide exclusive, milestone, royalty-bearing and sublicensable license to certain patent rights for the research and development of SCN-107 in postsurgical local and regional analgesia. Pursuant to the Innocore License, Scienture LLC is required to make low single-digit percentage royalty payments based on annual net sales of licensed products for the first three years of sales on a country-by-country basis, subject to a low single digit increase as of the fourth year of sales on a country-by-country basis. Scienture LLC is required to remunerate Innocore for the development of the licensed product, subject to a limit of $0.4 million for certain safety and toxicity studies which will be deducted from certain development and regulatory milestones as described below. Scienture LLC is required to make development and regulatory milestone payments up to €2.7 million in the aggregate, commercial sale milestone payments of up to €18.875 million in the aggregate, and maintenance fees of €0.25 million annually, subsequent to the first regulatory filing, until the date that Scienture LLC begins making royalty payments based on annual net sales, up to €0.5 million of which may be credited toward the regulatory milestone payments. As of October 25, 2024, the Company had made aggregate payments to Innocore of $1,021,089.37 in connection with the Innocore License.

The Innocore License is terminable by either the Company or Innocore on thirty (30) days’ prior written notice if the terminating party determines in good faith, that it is technically or legally not feasible, or commercially not viable to jointly develop a formulation which meets the specifications described in the Innocore License. The Innocore License can also be terminated for any material breach of the Innocore License that remains uncured after thirty (30) days and if either party files for insolvency under any applicable foreign, federal or state law.

Intellectual Property

Overview

Scienture LLC continues to build its intellectual property portfolio to provide protection for its technologies, products, and product candidates. Scienture LLC seeks patent protection, where appropriate, both in the U.S. and internationally for products and product candidates.

Scienture LLC’s intended objective is to protect its innovations and proprietary products by, among other things, filing patent applications in the U.S. and abroad, including Europe, Canada, and other countries when appropriate. Scienture LLC also relies on trade secrets, know-how, proprietary knowledge, continuing technological innovation, and in-licensing opportunities to develop and maintain its proprietary position. Scienture LLC cannot be sure that patents will be granted with respect to its pending patent applications or with respect to any patent applications filed by it in the future, nor can Scienture LLC be sure that any of its existing patents or any patents that may be granted to it in the future will be commercially useful in protecting its technology or its products. Scienture LLC cannot be sure that any patents, if granted, will sustain a legal challenge.

Patent Portfolio

SCN-102

SCN-102 will soon have two orange book listable formulation composition and method of use patents in the U.S. Both of them are already issued (Patent #: 11,890,273, Issue Date: February 6, 2024, titled “LOSARTAN LIQUID FORMULATIONS AND METHODS OF USE”, Expiration Date: October 7, 2041) and (Patent #: 12,156,869, Issue Date: December 03, 2024, titled “LOSARTAN LIQUID FORMULATIONS AND METHODS OF USE”, Expiration Date: October 7, 2041). A third application is pending (Appl. No. 18/061,819; Filing Date: December 5, 2022; Expiration: on or after October 7, 2041).

SCN-104

SCN-104 has a formulation composition and method of use application pending in the U.S. (Appl. No. 17/757,924; Filing Date: June 23, 2022; Expiration Date: June 15, 2035).

SCN-106

SCN-106 is a potential biosimilar and considered by the Company to be part of its product development portfolio, however the Company is not pursuing patent protection for this product.

SCN-107

SCN-107 has a formulation composition and method of use application pending in the U.S. (Appl. No. 17/996,995; Filing Date: October 24, 2022; Expiration Date: on or after April 22, 2041). Applications in Canada and Europe are currently pending. As described above, the Company licenses certain patent rights from Innocore for the research and development of SCN-107.

Collaborations and Licensing Arrangements

Kesin Pharma Corporation (“Kesin”)

Scienture LLC entered into exclusive license and commercial agreements on August 28, 2022 and April 24, 2023, with Kesin, a related party, pursuant to which Scienture LLC granted the exclusive license rights to commercialize SCN-102 and SCN-104, respectively to Kesin for use in the United States of America (together, the “Kesin Agreement”). In consideration of the rights granted, Scienture LLC received milestone payments and reimbursement of costs actually incurred related to SCN-102 and SCN-104.

On March 13, 2024, the parties terminated the Kesin Agreement by entering a Confidential Termination Agreement (the “Kesin Termination Agreement”), and the parties agreed that Scienture LLC would pay Kesin a total gross amount of $1.285 million upon commercialization of either SCN-102 or SCN-104 via a royalty arrangement. The Kesin Termination Agreement also requires that if the full $1.285 million has not been repaid within two years of the earlier of (i) commercial launch of a product or (ii) 120 days after FDA approval of a product, then interest will accrue prospectively at a rate of 8% annually on the unpaid balance.

In August 2024, Kesin demanded immediate payment of the full amount under the Kesin Termination Agreement, alleging the full amount is payable in connection with the consummation Scienture LLC’s business combination with the Company. Scienture LLC has disputed that the amount is payable, and the parties entered into discussions to resolve the issue.

On March 11, 2025, Kesin filed a complaint against Scienture LLC in the United States District Court for the Eastern District of New York seeking payment of the disputed $1.285 million. There can be no assurance that an amicable resolution will be obtained. Scienture LLC intends to vigorously defend itself in the litigation.

Kindeva Drug Delivery L.P. (“Kindeva”)

Scienture LLC entered into an Exclusive Commercial and Supply Agreement (the “Kindeva Agreement”) with Summit Biosciences Inc., a wholly-owned subsidiary of Kindeva, a company engaged in the research, development, and manufacturing of pharmaceutical products, on March 4, 2025, pursuant to which Kindeva granted Scienture LLC an exclusive, non-transferrable, non-sublicensable right and license to commercialize REZENOPY® (Nalaxone HCI Nasal spray 10mg/0.11mL) (the “Product”) within the United States and its territories. Scienture LLC intends to use the exclusive right and license to price, launch, promote, market, distribute, and educate the public on the Product.

Unless earlier terminated, the term of the Kindeva Agreement will remain in effect for 10 years from the date of first commercial sale of the Product in the United States and its territories to an unaffiliated third-party. The Kindeva Agreement will automatically renew for successive 1-year periods unless either party terminates the agreement in accordance with its terms. Either party may terminate the Agreement if (i) the other party materially breaches the Kindeva Agreement and has not cured such breach during a period of 90 days following notice of the breach, (ii) the Product is withdrawn from the market as a result of any ruling or requirement by the FDA, a voluntary recall by the FDA is issued, or there are material safety concerns that could significantly impact the commercial viability of the Product, or (iii) the Product is the subject of a mass tort liability action or is subject to material health and public safety concerns. Scienture LLC may terminate the Kindeva Agreement upon 120 days prior written notice if Scienture LLC determines that the Product is compromised by an adverse and material change in the market or other adverse and material business conditions. The Kindeva Agreement is also terminable by either party upon the occurrence of certain bankruptcy related events pertaining to the other party.

Pursuant to the Kindeva Agreement, Scienture LLC is exclusively responsible, at its expense, for the commercializing the Product in the United States and its territories in a manner that maximizes the net sales of the Product. Scienture LLC has final and sole authority for the pricing of the Product, but has agreed to not reduce the sale price of the Product for reasons other than the impact of market demand for the Product, after taking into account all relevant factors.

Pursuant to the Kindeva Agreement, Kindeva will retain control of all activities associated with manufacturing the Product, and be responsible for any non-clinical or clinical studies regard the Product. Kindeva will provide a copy of the NDA for the Product to Scienture LLC as well as all related information and data necessary for Scienture LLC to commercialize the Product. Once the NDA is transferred to Scienture LLC, Scienture LLC will be responsible for maintaining the NDA and deal with any regulatory authorities regarding the advertising and marketing of the Product as well as any adverse drug experience reports for the Product that Scienture LLC directly receives. The initial supply price for the Product to Scienture LLC is $9.20 per unit. Kindeva may increase that price not more than once each calendar year after the launch of the Product to account for any increased manufacturing costs.

Under the Kindeva Agreement, Scienture LLC and Kindeva agreed to form a joint steering committee within 30 days to oversee and coordinate their respective activities under the Kindeva Agreement with respect to any additional regulatory or development requirements needed to obtain any regulatory approvals needed for Scienture LLC to fulfill its commercialization responsibilities. The joint steering committee will be comprised of four members, with 2 members to be appointed by each of Scienture LLC and Kindeva. The joint steering committee is responsible for establishing timelines for the launch of the Product, overseeing the development and commercialization of the Product, providing strategic direction and performance criteria, and resolving disputes that might arise under and in connection with the KindevaAgreement. The joint steering committee will meet 4 times per year, unless Scienture LLC and Kindeva agree to a different schedule. The joint steering committee must act by unanimous vote of the members present at a meeting, provided that at least 1 member from each of Scienture LLC and Kindeva must be present at such meeting, or may otherwise act by a written consent signed by all members.

In exchange for the exclusive rights to develop and commercialize the Products, Scienture LLC agreed to pay Kindeva certain milestone payments, net sales share payments, and NDA cost reimbursements, including:

●	A one-time commercial milestone payment of between $2.5 million and $10 million based on the achievement of certain pre-defined annual net sales targets;
●	Milestone payments totaling $1 million, $200,000 of which was due upon executing the Kindeva Agreement, $300,000 of which is due within 3 months of executing the Kindeva Agreement, $250,000 of which is due upon delivery of the initial commercial supply of the Product, and $250,000 of which is due 3 months after receipt of such commercial supply;

●	Profit-sharing payments representing 10% of the net sales by Scienture LLC of the Product, which will be reduced to 8% of the net sales on the market entry of a third party generic ANDA for the Product; and
●	Additional profit-sharing payments representing 5% of the net sales until the total cumulative payments equals Kindeva’s cost of developing and receiving NDA approval of the Product, which was $12.8 million as of the date of the Agreement.

Under the Agreement, Scienture LLC agreed to place minimum order quantities of the Product of 3 batches of 450,000 units per year beginning in 2027 or, alternatively, pay Kindeva $1.242 million per year unless Scienture LLC elects to terminate the Agreement pursuant to its terms.

Government Regulation

U.S. Drug Development Process

In the United States, pharmaceutical products are subject to extensive regulation by the FDA. The Federal Food, Drug, and Cosmetic Act (the “FDCA”) and other federal and state statutes and regulations, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products. Scienture LLC, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory authorities of the countries in which Scienture LLC wishes to conduct studies or seek approval of its product candidates. Failure to comply with applicable United States requirements may subject a company to a variety of administrative or judicial sanctions, such as FDA refusal to approve pending applications, withdrawal of an approval, warning or untitled letters, clinical holds, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, civil penalties, and criminal prosecution.

FDA approval is required before any new unapproved product or a product with certain changes to a previously approved product, including a new use of a previously approved drug, can be marketed in the United States. The steps required to be completed by the FDA before a drug may be marketed in the United States generally include the following:

●	completion of preclinical laboratory tests, animal studies, and formulation studies performed in accordance with the FDA’s Good Laboratory Practice (“GLP”) regulations;

●	submission to the FDA of an IND application for human clinical testing, which must become effective before human clinical trials may begin and must be updated annually or when significant changes are made;

●	approval by an independent institutional review board (“IRB”) or ethics committee at each clinical site before the clinical trial is commenced;

●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practices (“GCPs”) requirements and other clinical-trial related regulations to establish the safety and efficacy of the proposed drug for each indication;

●	preparation and submission to the FDA of an NDA or biologics license application (“BLA”), after completion of all pivotal clinical trials, which includes not only the results of the clinical trials, but also, detailed information on the chemistry, manufacture and quality controls for the product candidate and proposed labeling;

●	satisfactory completion of an FDA Advisory Committee review, if applicable;

●	a determination by the FDA within 60 days of its receipt of an NDA or BLA to file the application for review;

●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed drug is produced to assess compliance with current good manufacturing practices (“GMPs”) regulations and of selected clinical trial sites to assess compliance with GCPs; and

●	FDA review and approval of the NDA or BLA to permit commercial marketing of the product for particular indications for use in the United States.

Satisfaction of FDA pre-market approval requirements typically takes many years and the actual time required may vary substantially based upon the type, complexity, and novelty of the product or disease.

Preclinical and Clinical Development

Preclinical tests include laboratory evaluation of product chemistry, formulation, and toxicity, as well as animal trials to assess the characteristics and potential safety and efficacy of the product candidate. The conduct of the preclinical tests must comply with federal regulations and requirements, including GLP. The results of preclinical testing are submitted to the FDA as part of an IND application along with other information, including information about the product candidate, chemistry, manufacturing and controls, any available human data or literature to support the use of the product candidate and a proposed clinical trial protocol. Long term preclinical tests, such as animal tests of reproductive toxicity and carcinogenicity, may continue after the IND is submitted.

An IND application must become effective before human clinical trials may begin. The IND application automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day period, raises safety concerns or questions relating to one or more proposed clinical trials and places the clinical trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. The FDA may also impose clinical holds on a product candidate at any time before or during clinical trials due to safety concerns, non-compliance or other issues affecting the integrity of the trial. Accordingly, submission of an IND application may or may not result in the FDA allowing clinical trials to commence and, once begun, issues may arise that could cause the trial to be suspended or terminated.

Clinical trials involve the administration of the investigational drug product to human subjects under the supervision of a qualified investigator. Clinical trials must be conducted: (i) in compliance with federal regulations; (ii) in compliance with GCP, an international standard meant to protect the rights and health of clinical research participants and to define the roles of clinical trial sponsors, administrators, and monitors; as well as (iii) under protocols detailing the objectives of the trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. Each protocol involving testing on United States patients and subsequent protocol amendments must be submitted to the FDA as part of the IND. Furthermore, an independent IRB or ethics committee for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. An IRB is charged with protecting the welfare and rights of trial participants and considers such items as whether the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits.

Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objects. The FDA may order the temporary, or permanent, discontinuation of a clinical trial at any time, or impose other sanctions, if it believes that the clinical trial is not being conducted in accordance with FDA requirements. Further, an IRB may also require the clinical trial at the site to be halted, either temporarily or permanently, for failure to comply with the IRB’s requirements, or may impose other conditions. Some trials also include oversight by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may recommend a clinical trial to be halted if it determines that there is an unacceptable safety risk for subjects or other grounds, such as futility.

Clinical trials to support an NDA or BLA for marketing approval are typically conducted in three sequential phases, but the phases may overlap or be combined. In Phase 1 clinical trials, the investigational product is typically introduced into a limited population of healthy human subjects or patients with the target disease or condition. These trials are designed to test the safety, dosage tolerance, pharmacokinetics and pharmacological actions of the investigational product, to identify side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness. Phase 2 clinical trials usually involve administering the investigational product to a limited patient population with the specified disease or condition to evaluate the preliminarily efficacy, dosage tolerance, and optimum dosage, and to identify possible adverse effects and safety risks. Phase 3 clinical trials are typically undertaken in a larger number of patients, typically at geographically dispersed clinical trial sites, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population. These clinical trials are intended to permit the FDA to evaluate the overall benefit-risk relationship of the investigational product and to provide adequate information for the labeling of the product candidate.

In reviewing an NDA or BLA, the FDA will consider all information submitted in the application, including the results of all clinical trials conducted. In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the NDA or BLA. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and further document clinical benefit in the case of drugs approved under accelerated approval regulations. Failure to exhibit due diligence with regard to conducting Phase 4 clinical trials could result in the withdrawal of approval for products.

Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with current GMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and the investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the product candidate, findings from animal or in vitro testing that suggest a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

NDA and BLA Submission and Review

Assuming successful completion of the required clinical testing in accordance with all applicable regulatory requirements, an NDA or BLA application which includes, among other information, the results of product development, preclinical studies and clinical trials is submitted to the FDA. FDA approval of the application is required before marketing of the product may begin in the United States. The application must include, among other things, the results of all trials and preclinical testing, and other testing and a compilation of data relating to the product’s pharmacology, chemistry, manufacture, controls and proposed labeling. The cost of preparing and submitting an NDA or BLA is substantial.

The FDA has 60 days from its receipt of an NDA or BLA to either issue a Refuse to File Letter or accept the NDA or BLA for filing, indicating that it is sufficiently complete to permit substantive review. Once the submission is accepted for filing, the FDA begins an in-depth review. The FDA has agreed to certain performance goals in the review of NDAs and BLAs. Under applications subject to the performance goals of the PDUFA, the FDA has a goal of responding to standard review NDAs and BLAs within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing, but this timeframe can be extended, such as by the submission of major amendments by applicants during the review period. The FDA reviews an application to determine, among other things, whether the product is safe and effective and the facility in which it is manufactured, processed, packed or held meets standards designed to assure the product’s continued safety, purity and potency.

The FDA may refer applications for novel drug products, or drug products that present difficult questions of safety or efficacy, to an advisory committee—typically a panel that includes clinicians and other experts—for review, evaluation, and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving an application, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. Additionally, the FDA will inspect the facility or the facilities at which the proposed product is manufactured. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates the application and conducts inspections of the manufacturing facilities where the investigational product and/or its drug substance will be produced, it issues either an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with approved prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete and the application is not ready for approval. A Complete Response Letter generally outlines the deficiencies in the submission, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may require substantial additional clinical data and/or other significant, expensive, and time-consuming requirements related to clinical trials, preclinical studies and/or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, withdraw the application or request a hearing. The FDA has committed to reviewing resubmissions of the NDA or BLA addressing such deficiencies in two or six months depending on the type of information included. Even if such data are submitted, however, the FDA may ultimately decide that the NDA or BLA does not satisfy the criteria for approval.

If regulatory approval of a product is granted, such approval will be granted for a particular indication(s) and may include limitations on the indicated use(s) for which such product may be marketed. Further, the FDA may require that certain contraindications, warnings or precautions be included in the product labeling or may condition the approval of the application on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-market testing or clinical trials and surveillance to monitor the effects of approved products. As a condition of NDA or BLA approval, the FDA may require a risk evaluation and mitigation strategy (“REMS”) to help ensure that the benefits of the drug outweigh the potential risks. REMS can include medication guides, communication plans for healthcare professionals, and elements to assure safe use (“ETASU”). ETASU can include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring, and the use of patient registries. The requirement for REMS can materially affect the potential market and profitability of the product. Moreover, product approval may also be conditioned on substantial post-approval testing, such as Phase 4 post-market studies, and surveillance to monitor the product’s safety or efficacy, and the FDA may limit further marketing of the product based on the results of these post-approval studies. Once granted, product approvals may be withdrawn if compliance with regulatory standards is not maintained or problems are identified following initial marketing.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or BLA, or NDA or BLA supplement before the change can be implemented. An NDA or BLA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA and BLA supplements as it does in reviewing NDAs and BLAs. As with new NDAs and BLAs, the review process is often significantly extended by requests for additional information or clarification.

505(b)(2) NDA Approval Process

Section 505(b)(2) of the FDCA provides an alternate regulatory pathway for the FDA to approve a new product and permits reliance for such approval on published literature or an FDA finding of safety and effectiveness for a previously approved drug product. Specifically, section 505(b)(2) permits the filing of an NDA where one or more of the investigations relied upon by the applicant for approval were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Typically, 505(b)(2) applicants must perform additional trials to support the change from the previously approved drug and to further demonstrate the new product’s safety and effectiveness. The FDA may then approve the new product candidate for all or some of the labeled indications for which the referenced product has been approved, as well as for any new indication sought by the section 505(b)(2) applicant.

Regulation of Combination Products in the United States

Certain products may be comprised of components, such as drug components and device components, that would normally be regulated under different types of regulatory authorities, and frequently by different centers at the FDA. These products are known as combination products. Specifically, under regulations issued by the FDA, a combination product may be:

●	a product comprised of two or more regulated components that are physically, chemically, or otherwise combined or mixed and produced as a single entity;

●	two or more separate products packaged together in a single package or as a unit and comprised of drug and device products, device and biological products, or biological and drug products;

●	a drug, or device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, or device, or biological product where both are required to achieve the intended use, indication, or effect and where upon approval of the proposed product the labeling of the approved product would need to be changed, e.g., to reflect a change in intended use, dosage form, strength, route of administration, or significant change in dose; or

●	any investigational drug, or device, or biological product packaged separately that according to its proposed labeling is for use only with another individually specified investigational drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

Under the FDCA and its implementing regulations, the FDA is charged with assigning a center with primary jurisdiction, or a lead center, for review of a combination product. The designation of a lead center generally eliminates the need to receive approvals from more than one FDA component for combination products, although it does not preclude consultations by the lead center with other components of FDA. The determination of which center will be the lead center is based on the “primary mode of action” of the combination product. Thus, if the primary mode of action of a drug-device combination product is attributable to the drug product, the FDA center responsible for premarket review of the drug product would have primary jurisdiction for the combination product. The FDA has also established an Office of Combination Products to address issues surrounding combination products and provide more certainty to the regulatory review process. That office serves as a focal point for combination product issues for agency reviewers and industry. It is also responsible for developing guidance and regulations to clarify the regulation of combination products, and for assignment of the FDA center that has primary jurisdiction for review of combination products where the jurisdiction is unclear or in dispute.

A combination product with a drug primary mode of action generally would be reviewed and approved pursuant to the drug approval processes under the FDCA. In reviewing the NDA application for such a product, however, FDA reviewers in the drug center could consult with their counterparts in the device center to ensure that the device component of the combination product met applicable requirements regarding safety, effectiveness, durability and performance. In addition, under FDA regulations, combination products are subject to current GMP requirements applicable to both drugs and devices, including the Quality System regulations applicable to medical devices.

Post-Approval Requirements

Once an NDA or BLA is approved, a product will be subject to pervasive and continuing regulation by the FDA including, among other things, requirements relating to current GMPs, quality controls, record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. For instance, the FDA closely regulates the post-approval marketing and promotion of drugs, including standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities and promotional activities involving the internet. Drugs may be marketed only for the approved indications and in accordance with the provisions of the approved labeling. Failure to comply with these requirements can result in adverse publicity, warning letters, corrective advertising, and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by Scienture LLC and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the practice of medicine by physicians or their choice of treatments. The FDA does, however, regulate manufacturer’s communications on the subject of off-label use of their products.

In addition, quality control, drug manufacture, packaging, and labeling procedures must continue to conform to current GMPs after approval. Drug manufacturers and certain of their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA, and certain state agencies for compliance with current GMPs, which impose certain organizational, procedural and documentation requirements with respect to manufacturing and quality assurance activities. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from current GMPs and impose reporting requirements upon Scienture LLC and any third-party manufacturers that Scienture LLC may decide to use. NDA or BLA holders using contract manufacturers, laboratories or packagers are responsible for the selection and monitoring of qualified firms, and, in certain circumstances, qualified suppliers to these firms. Drug manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and notify the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States. The discovery of violative conditions, including failure to conform to current GMPs, could result in enforcement actions that interrupt the operation of any such facilities or the ability to distribute products manufactured, processed or tested by them. Accordingly, manufacturers must continue to expend time, money, and effort in the areas of production and quality-control to maintain compliance with current GMPs.

The FDA may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards or is not maintained, if problems occur following initial marketing, or if previously unrecognized problems are subsequently discovered. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;

●	fines, warning letters or holds on post-approval clinical trials;

●	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;

●	product seizure or detention, or refusal of the FDA to permit the import or export of products;

●	consent decrees, corporate integrity agreements, debarment or exclusion from federal healthcare programs;

●	mandated modification of promotional materials and labeling and the issuance of corrective information;

●	the issuance of safety alerts, Dear Healthcare Provider letters, press releases and other communications containing warnings or other safety information about the product; or

●	injunctions or the imposition of civil or criminal penalties.

U.S. Patent Term Restoration

Depending upon the timing, duration and specifics of the potential FDA approval of Scienture LLC’s product candidates, some of its U.S. patents may be eligible for limited patent term extension. The Hatch-Waxman Amendments permit a patent restoration term, often referred to as patent term extension, of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The U.S. Patent and Trademark Office, in consultation with the FDA, reviews and approves or denies the application for any patent term extension or restoration.

U.S. Marketing Exclusivity

Market exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications, including 505(b)(2) applications. The FDA provides three years of marketing exclusivity for an NDA (including a 505(b)(2) application), or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application. Three-year exclusivity is typically awarded to innovative changes to a previously-approved drug product, such as new indications, dosage forms or strengths. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving applications for drugs that do not have the innovative change, such as generic copies of the original, unmodified drug product. Three-year exclusivity blocks approval of 505(b)(2) applications and Abbreviated New Drug Applications, but will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness. Orphan drug exclusivity, as described above, may offer a seven-year period of marketing exclusivity, except in certain circumstances. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods, including exclusivity attaching to certain patent certifications. This six-month exclusivity, which runs from the end of other exclusivity protection and patent terms, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial, provided that at the time pediatric exclusivity is granted there is not less than nine months of term remaining.

Biosimilars and Exclusivity

The ACA, which was signed into law in March 2010, included a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”). The BPCIA established a regulatory scheme authorizing the FDA to approve biosimilars and interchangeable biosimilars. A biosimilar is a biological product that is highly similar to an existing FDA-licensed “reference product.” The FDA has issued multiple guidance documents outlining an approach to review and approval of biosimilars. Under the BPCIA, a manufacturer may submit an application for licensure of a biologic product that is “biosimilar to” or “interchangeable with” a previously approved biological product or “reference product.” In order for the FDA to approve a biosimilar product, it must find that there are no clinically meaningful differences between the reference product and proposed biosimilar product in terms of safety, purity and potency. For the FDA to approve a biosimilar product as interchangeable with a reference product, the agency must find that the biosimilar product can be expected to produce the same clinical results as the reference product, and (for products administered multiple times) that the biologic and the reference biologic may be switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date of approval of the reference product. The FDA may not approve a biosimilar product until 12 years from the date on which the reference product was approved. Even if a product is considered to be a reference product eligible for exclusivity, another company could market a competing version of that product if the FDA approves a full BLA for such product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. Since the passage of the BPCIA, many states have passed laws or amendments to laws, including laws governing pharmacy practices, which are state regulated, to regulate the use of biosimilars.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug intended to treat a rare disease or condition—generally a disease or condition with either a patient population that affects fewer than 200,000 individuals in the United States or a patient population greater than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making available the drug will be recovered from sales of the drug in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the generic identity of the product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The first applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product, for that indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same product for the same disease, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of the patients with the disease or condition for which the product was designated. Orphan drug exclusivity does not prevent the FDA from approving a different product for the same disease or condition, or the same product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA or BLA application user fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan drug designation. In addition, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Fast Track Designation and Breakthrough Therapy Designation

The FDA is required to facilitate the development, and expedite the review, of drugs that are intended for the treatment of a serious or life-threatening disease or condition which demonstrate the potential to address unmet medical needs for the condition, and accordingly, the FDA has established the fast track designation and breakthrough therapy designation programs.

A product candidate is eligible for fast track designation if it is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address unmet medical needs for such disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. Under the fast track program, the sponsor of a drug candidate may request that the FDA designate the candidate for a specific indication as a fast track product concurrent with, or after, the filing of the IND for the candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days of receipt of the sponsor’s request. Fast track designation provides increased opportunities for sponsor interactions with the FDA during preclinical and clinical development, in addition to the potential for rolling review of sections of the applicant’s NDA or BLA before the application is complete. This rolling review is available if the applicant provides, and the FDA approves, a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing an application does not begin until the last section of the application is submitted. Additionally, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Under the FDA’s breakthrough therapy program, a sponsor may seek FDA designation of its product candidate as a breakthrough therapy if the product candidate is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that it may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Breakthrough therapy designation comes with all of the benefits of fast track designation. The FDA may take other actions appropriate to expedite the development and review of the product candidate, including intensive guidance on an efficient product development program beginning as early as Phase 1, and FDA organizational commitment to expedited development, including involvement of senior managers and experienced review staff in a cross-disciplinary review, where appropriate.

Priority Review

A product is eligible for priority review if it has the potential to provide a significant improvement in safety or effectiveness in the treatment, diagnosis or prevention of a serious disease or condition. A priority review means that the goal for the FDA to review an application is six months, rather than the standard review of ten months under current PDUFA guidelines. Under the current PDUFA agreement, these six-and ten-month review periods are measured from the “filing” date rather than the receipt date for NDAs for new molecular entities, which typically adds approximately two months to the timeline for review and decision from the date of submission. Most products that are eligible for fast track designation are also likely to be considered appropriate to receive a priority review.

Pediatric Information

Under the Pediatric Research Equity Act (the “PREA”), NDAs and BLAs, or supplements to NDAs and BLAs, must contain data to assess the safety and effectiveness of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the drug is safe and effective. The FDA may grant full or partial waivers, or deferrals, for submission of data. Unless otherwise required by regulation, PREA does not apply to any drug for an indication for which orphan designation has been granted.

Disclosure of Clinical Trial Information

Sponsors of clinical trials of FDA-regulated products, including drugs and combination products, are required to register and disclose certain clinical trial information. Information related to the product, patient population, phase of investigation, trial sites and investigators, and other aspects of the clinical trial is then made public as part of the registration. Sponsors are also obligated to disclose the results of their clinical trials after completion. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Disclosure of the results of these trials can be delayed until the new product or new indication being studied has been approved. Failure to timely register a covered clinical study or to submit study results as provided for in the law can give rise to civil monetary penalties and also prevent the non-compliant party from receiving future grant funds from the federal government. The Final Rule on ClinicalTrials.gov registration and reporting requirements became effective in 2017, and both the National Institutes of Health and the FDA have signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.

Other Regulatory Requirements

Health Care Laws

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business that may constrain the financial arrangements and relationships through which Scienture LLC researches, as well as sell, market and distribute any products for which Scienture LLC obtains marketing authorization. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws and regulations related to drug pricing and payments and other transfers of value made to physicians and other healthcare providers. If Scienture LLC’s operations are found to be in violation of any of such laws or any other governmental regulations that apply, Scienture LLC may be subject to penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and responsible individuals may be subject to imprisonment. Scienture LLC may be subject to:

●	The federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, the purchase, lease, order, arrangement, or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. The Medicare program is a national health insurance program that primarily provides health insurance for Americans aged 65 and older as well as some younger people with disability status as determined by the Social Security Administration and people with end stage renal disease and amyotrophic lateral sclerosis (ALS or Lou Gehrig’s disease). The Medicaid program is a federal and state health insurance program that helps with medical costs for some people with limited income and resources, and offers benefits not normally covered by Medicare, including nursing home care and personal care services. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation. Violations are subject to civil and criminal fines and penalties for each violation, plus up to three times the remuneration involved, imprisonment, and exclusion from government healthcare programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act or federal civil monetary penalties;

●	The federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false statement of record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. Manufacturers can be held liable under the federal False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims. The federal False Claims Act also permits a private individual acting as a “whistleblower” to bring actions on behalf of the federal government alleging violations of the federal False Claims Act and to share in any monetary recovery;

●	The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit a person from knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

26

●

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates, independent contractors or agents of covered entities, that perform services for them that involve the creation, maintenance, receipt, use, or disclosure of, individually identifiable health information relating to the privacy, security and transmission of individually identifiable health information. Individually identifiable information means information that is a subset of health information, including demographic information collected from an individual, and: (1) is created or received by a health care provider, health plan, employer, or health care clearinghouse; and (2) relates to the past, present, or future physical or mental health or condition of an individual; the provision of health care to an individual; or the past, present, or future payment for the provision of health care to an individual; and (a) that identifies the individual; or (b) with respect to which there is reasonable basis to believe the information can be used to identify the individual.

HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

●	The U.S. federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, and its implementing regulations, which requires applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain other licensed health care practitioners and teaching hospitals, as well as ownership and investment interests held by the physicians described above and their immediate family members;

●	Federal price reporting laws, which require manufacturers to calculate and report complex pricing metrics to government programs, where such reported prices may be used in the calculation of reimbursement and/or discounts on approved products; and

●	Federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, Scienture LLC is subject to state and foreign equivalents of each of the healthcare laws and regulations described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute and False Claims Act, and may apply to Scienture LLC’s business practices, including, but not limited to, research, distribution, sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state and require the registration of pharmaceutical sales representatives. There are ambiguities as to what is required to comply with these state requirements and if Scienture LLC fails to comply with an applicable state law requirement Scienture LLC could be subject to penalties. State and foreign laws, including for example the European Union General Data Protection Regulation, which became effective in May 2018, also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. There are ambiguities as to what is required to comply with these state requirements and if Scienture LLC fails to comply with an applicable state law requirement Scienture LLC could be subject to penalties.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry.

Ensuring that Scienture LLC’s internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that Scienture LLC’s business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If Scienture LLC’s operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, Scienture LLC may be subject to significant penalties, including administrative, civil and criminal penalties, damages, fines, disgorgement, the exclusion from participation in federal and state healthcare programs, individual imprisonment, reputational harm,  and the curtailment or restructuring of Scienture LLC’s operations, as well as additional reporting obligations and oversight if Scienture LLC becomes subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws. Further, defending against any such actions can be costly and time consuming, and may require significant financial and personnel resources. Therefore, even if Scienture LLC is successful in defending against any such actions that may be brought against it, its business may be impaired. If any of the physicians or other providers or entities with whom Scienture LLC expects to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment. If any of the above occur, Scienture LLC’s ability to operate its business and its results of operations could be adversely affected.

Healthcare Reform

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those Scienture LLC is developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact Scienture LLC’s ability to sell its products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”) was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted.

●	The Budget Control Act of 2011 and subsequent legislation, among other things, created measures for spending reductions by Congress that include aggregate reductions of Medicare payments to providers of 2% per fiscal year, which remain in effect through 2031. Due to the Statutory Pay-As-You-Go Act of 2010, estimated budget deficit increases resulting from the American Rescue Plan Act of 2021, and subsequent legislation, Medicare payments to providers will be further reduced starting in 2025 absent further legislation. The U.S. American Taxpayer Relief Act of 2012 further reduced Medicare payments to several types of providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

●	On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

●	On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

●	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices.  Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs.

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”), was signed into law. The IRA includes several provisions that may impact Scienture LLC’s business, depending on how various aspects of the IRA are implemented. Provisions that may impact Scienture LLC’s business include a $2,000 out-of-pocket cap for Medicare Part D beneficiaries, the imposition of new manufacturer financial liability on most drugs in Medicare Part D, permitting the U.S. government to negotiate Medicare Part B and Part D pricing for certain high-cost drugs and biologics without generic or biosimilar competition, requiring companies to pay rebates to Medicare for drug prices that increase faster than inflation, and delay until January 1, 2032 the implementation of the U.S. Department of Health and Human Services (“HHS”) rebate rule that would have limited the fees that pharmacy benefit managers can charge. Further, under the IRA, orphan drugs are exempted from the Medicare drug price negotiation program, but only if they have one orphan designation and for which the only approved indication is for that disease or condition.  If a product receives multiple orphan designations or has multiple approved indications, it may not qualify for the orphan drug exemption. The implementation of the IRA is currently subject to ongoing litigation challenging the constitutionality of the IRA’s Medicare drug price negotiation program. The effects of the IRA on Scienture LLC’s business and the healthcare industry in general is not yet known.

Former President Biden issued multiple executive orders that sought to reduce prescription drug costs. In February 2023, HHS also issued a proposal in response to an October 2022 executive order from former President Biden that includes a proposed prescription drug pricing model that will test whether targeted Medicare payment adjustments will sufficiently incentivize manufacturers to complete confirmatory trials for drugs approved through FDA’s accelerated approval pathway. A number of these and other proposed measures may require authorization through additional legislation to become effective, and the Trump administration may reverse or otherwise change these measures. However, Congress has indicated that it will continue to seek new legislative measures to control drug costs.

Scienture LLC expects that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. Federal Government will pay for healthcare drugs and services, which could result in reduced demand for Scienture LLC’s drug candidates or additional pricing pressures.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm Scienture LLC’s business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for Scienture LLC’s drugs or put pressure on its drug pricing, which could negatively affect its business, financial condition, results of operations and prospects.

Pharmaceutical Coverage, Pricing, and Reimbursement

The success of Scienture LLC’s product candidates, if approved, depends on the availability of coverage and adequate reimbursement from third-party payors. Scienture LLC cannot be sure that coverage and reimbursement will be available for, or accurately estimate the potential revenue from, its product candidates or assure that coverage and reimbursement will be available for any product that it may develop. Patients who are provided medical treatment for their conditions generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Coverage and adequate reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance.

Government authorities and other third-party payors, such as private health insurers and health maintenance organizations, decide which drugs and treatments they will cover and the amount of reimbursement. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a product is:

●	a covered benefit under its health plan;

●	safe, effective and medically necessary;

●	appropriate for the specific patient;

●	cost-effective; and

●	neither experimental nor investigational.

In the United States, no uniform policy of coverage and reimbursement for products exists among third-party payors. As a result, obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process that could require Scienture LLC to provide to each payor supporting scientific, clinical and cost-effectiveness data for the use of Scienture LLC’s products on a payor-by-payor basis, with no assurance that coverage and adequate reimbursement will be obtained. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree. Even if Scienture LLC obtains coverage for a given product, the resulting reimbursement payment rates might not be adequate for Scienture LLC to achieve or sustain profitability or may require co-payments that patients find unacceptably high. Additionally, third-party payors may not cover, or provide adequate reimbursement for, long-term follow-up evaluations required following the use of product candidates, once approved. Patients are unlikely to use Scienture LLC’s product candidates, once approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of their cost. There is significant uncertainty related to insurance coverage and reimbursement of newly approved products. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for Scienture LLC’s product candidates.

Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. Scienture LLC cannot be sure that reimbursement will be available for any product candidate that it commercializes and, if reimbursement is available, the level of reimbursement. In addition, many pharmaceutical manufacturers must calculate and report certain price reporting metrics to the government, such as average sales price and best price. Penalties may apply in some cases when such metrics are not submitted accurately and timely. Further, these prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs. Payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives.

Scienture LLC expects that healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and in additional downward pressure on the price that Scienture LLC receives for any approved product. The implementation of cost containment measures or other healthcare reforms may prevent Scienture LLC from being able to generate revenue, attain profitability, or commercialize Scienture LLC’s products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. Scienture LLC cannot be sure whether additional legislative changes will be enacted, or whether existing regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals or clearances of Scienture LLC’s product candidates, if any, may be.

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the European Union provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. To obtain reimbursement or pricing approval, some of these countries may require the completion of clinical trials that compare the cost effectiveness of a particular product candidate to currently available therapies. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of Scienture LLC’s product candidates. Historically, products launched in the European Union do not follow price structures of the United States and generally prices tend to be significantly lower.

Environmental Matters

Scienture LLC’s operations and those of its third-party manufacturers and suppliers are subject to national, state and local environmental laws. Scienture LLC has made, and intends to continue to make, expenditures and undertake efforts to comply with applicable laws. Scienture LLC believes the safety procedures utilized by it for the handling and disposing hazardous materials comply with the standards prescribed by applicable laws and regulations.

Human Capital

Scienture LLC’s success begins and ends with our people. Scienture LLC’s solid progress to date reflects the talent and hard work of all of its employees. Scienture LLC considers the intellectual capital of its employees to be an essential driver of its business and key to its future prospects. Attracting, developing, and retaining talented people in technical, marketing, sales, research, and other positions is crucial to executing its strategy and its ability to compete effectively.

Talent Acquisition, Retention and Development

Scienture LLC’s key human capital objectives are to attract, retain and develop the highest quality talent. Scienture LLC employs various human resource programs in support of these objectives. Scienture LLC’s ability to recruit and retain such talent depends on a number of factors, including compensation and benefits, talent development and career opportunities, and the work environment.

Scienture LLC attracts and rewards its employees by providing market competitive compensation and benefit packages, including incentives and recognition plans that extend to all levels in its organization. To that end, Scienture LLC offers a comprehensive total rewards program aimed at health, home-life, and financial needs of its employees. Scienture LLC’s total rewards package includes market-competitive pay, broad-based stock grants, bonuses, healthcare benefits, retirement savings plans, paid time off and family leave, an Employee Assistance Program, and mental health services.

Scienture LLC is committed to the safety, health, and security of its employees. Scienture LLC believes a hazard-free environment is critical for the success of its business. Throughout Scienture LLC’s operations, Scienture strives to ensure that all its employees have access to safe workplaces that allow them to succeed in their jobs. Scienture LLC’s experience and continuing focus on workplace safety has enabled it to preserve business continuity without sacrificing its commitment to keeping its colleagues and workplace visitors safe.

Inclusion and Diversity

Scienture LLC places a strong value on collaboration, inclusion, and diversity, and believes that working together leads to better outcomes for its customers. This extends to the way Scienture LLC employees treat each other as team members. Scienture LLC strives to create an environment where innovative ideas can flourish by demonstrating respect for each other and valuing the diverse opinions, backgrounds, and viewpoints of employees. Scienture LLC believes a diverse and inclusive workplace results in business growth and encourages increased innovation, retention of talent, and a more engaged workforce.

Facilities

Scienture LLC’s corporate headquarters is located at 20 Austin Blvd, Commack, NY 11725, which is 2,000 square feet of office space with a lease termination date of July 31, 2026. Scienture LLC believes its facilities are sufficient to meet its current needs for the foreseeable future.

Legal Proceedings

From time to time, Scienture LLC may be involved in various claims and legal proceedings.

On March 11, 2025, Kesin filed a complaint against Scienture LLC in the United States District Court for the Eastern District of New York stemming from exclusive license and commercial agreements that Scienture LLC entered into on August 28, 2022 and April 24, 2023, with Kesin, a related party, pursuant to which Scienture LLC granted the exclusive license rights to commercialize SCN-102 and SCN-104, respectively to Kesin for use in the United States of America (together, the “Kesin Agreement”). In consideration of the rights granted, Scienture LLC received milestone payments and reimbursement of costs actually incurred related to SCN-102 and SCN-104.

On March 13, 2024, the parties terminated the Kesin Agreement by entering a Confidential Termination Agreement (the “Kesin Termination Agreement”), and the parties agreed that Scienture LLC would pay Kesin a total gross amount of $1.285 million upon commercialization of either SCN-102 or SCN-104 via a royalty arrangement. The Kesin Termination Agreement also requires that if the full $1.285 million has not been repaid within two years of the earlier of (i) commercial launch of a product or (ii) 120 days after FDA approval of a product, then interest will accrue prospectively at a rate of 8% annually on the unpaid balance.

In August 2024, Kesin demanded immediate payment of the full amount under the Kesin Termination Agreement, alleging the full amount is payable in connection with the consummation Scienture LLC’s business combination with the Company. Scienture LLC has disputed that the amount is payable, and the parties entered into discussions to resolve the issue. Nevertheless, Kesin filed its complaint on March 11, 2025, seeking payment of the disputed $1.285 million. There can be no assurance that an amicable resolution will be obtained.

Employees

Currently, the Company and Scienture LLC collectively employ approximately fourteen (14) full-time employees and five (5) part time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees and consultants to be satisfactory.

Seasonality

Our business is not directly affected by seasonal fluctuations but is affected indirectly by the fall and winter flu season, to the extent it leads to an increased demand for certain generic pharmaceuticals.

Subsidiaries

We currently exist as a holding company directly owning 100% of the equity interests of Scienture LLC, Softell, Bonum Health, and Bonum Health, Inc. and indirectly owning 100% of the equity interests in IPS. Scienture LLC is a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system (“CNS”) and cardiovascular (“CVS”) diseases. Softell is a holding company owning 100% of IPS. IPS is a licensed pharmaceutical wholesaler and sells brand, generic and non-drug products to customers that include, but are not limited to, healthcare markets including government organizations, hospitals, clinics and independent pharmacies nationwide. Bonum Health, Inc. and Bonum Health did not engage in business during the year ending December 31, 2024, and we anticipate these entities will be dissolved. In addition, the Company is in the process of determining a divestment and winddown plan for Softell and IPS. On January 25, 2025, the Company’s Board of Directors approved the preparation of a divestment and winddown plan for the winddown of each of Softell, IPS, Bonum Health, Inc., and Bonum.

Dispositions

SOSRx, LLC

SOSRx, LLC (“SOSRx”) was formed on February 15, 2022. The Company entered into a relationship with Exchange Health, LLC (“Exchange Health”), a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals. SOSRx, a Delaware limited liability company, was formed, which was owned 51% by the Company and 49% by Exchange Health. SOSRx did not generate material revenue and in February 2023, the Company voluntarily withdrew from the joint venture agreement.

Community Specialty Pharmacy, LLC and Alliance Pharma Solutions, LLC

On January 20, 2023, the Company entered into Membership Interest Purchase Agreements to sell 100% of the outstanding membership interests of the Company’s former subsidiaries, Community Specialty Pharmacy, LLC and Alliance Pharma Solutions, LLC d.b.a DelivMeds. The Company also agreed to enter into a Master Service Agreement to operate the businesses prior to closing. The transactions contemplated by the Membership Interest Purchase Agreements closed on August 22, 2023.

Superlatus Inc.

On July 14, 2023, the Company entered into an Amended and Restated Agreement and Plan of Merger (the “Superlatus Merger Agreement”) with Superlatus Inc., a diversified food technology company, and Foods Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub”).

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

Under the terms of the Superlatus Merger Agreement, at the closing of the Superlatus Merger (the “Closing”), shareholders of Superlatus received an aggregate of 136,441 shares of the Company’s common stock and 306,855 shares of the Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”), convertible into 100 shares of the Company’s common stock. At Closing, the value of the Company’s common stock was $7.30 per share, resulting in a total value of $225,000,169.

On October 13, 2023, the Company announced that Superlatus PD Holding Company, Inc., a purported subsidiary of Superlatus, entered into a supplier agreement with Rainforest Distribution Corp, a New York corporation (“Rainforest”), pursuant to which Superlatus allegedly appointed Rainforest as its exclusive distributor for Superlatus’ portfolio of consumer packaged goods brands in certain markets. The Company later learned and announced that neither the Company’s management nor the Company’s Board of Directors authorized or approved the organization of Superlatus PD Holding Company, Inc. or the entry into the supplier agreement. Instead, the Company’s management determined that certain representatives of a former subsidiary of the Company likely unilaterally took actions related to the supplier agreement.

On January 8, 2024, the Company entered into Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger (the “Superlatus Amendment”) as not all of the closing conditions of the Superlatus Merger Agreement were met. Under the terms of the Superlatus Amendment, the merger consideration to the shareholders of Superlatus was adjusted to the aggregate of 136,441 shares of the Company’s common stock and 15,759 shares of the Company’s Series B Preferred Stock, resulting in a total value of $12,500,089. Additionally, the shareholders of Superlatus agreed to surrender back to the Company 291,096 shares of the Company’s Series B Preferred Stock.

On March 5, 2024, the Company entered in a Stock Purchase Agreement (“Superlatus SPA”) with Superlatus Foods Inc. (the “Buyer”). Pursuant to the Superlatus SPA, the Company sold all of the issued and outstanding stock of Superlatus to the Buyer. The $1.00 purchase price for the Stock was delivered to the Company at the closing, which occurred simultaneously with the execution of the Superlatus SPA. As a result of the transaction Superlatus is no longer a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus became rights and obligations of the Buyer.

Historical Business

We historically focused on health services IT assets and operations aimed at digitalizing the retail pharmacy experience via an online pharmaceutical marketplace, with our primary operations conducted through IPS.

We began operations as Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) in August of 2010 and spent over two years creating and enhancing our web-based services. The Company changed its name on June 1, 2021, from “Trxade Group, Inc” to “TRxADE HEALTH, Inc.” Our services provided pricing transparency, purchasing capabilities and other value-added services on a single platform focused on serving the nation’s approximately 19,397 independent pharmacies with annual purchasing power of $67.1 billion (according to the National Community of Pharmacists Association’s 2021 Digest). Our national wholesale supply partners and manufacturers were able to fulfill orders on our platform in real-time and provide pharmacies and wholesale suppliers with cost-saving payment terms and next-day delivery capabilities in unrestrictive states. We have expanded significantly since 2015 and served approximately 14,400+ registered members on our sales platform.

Trxade.com previously operated the Company’s web-based pharmaceutical marketplace engaged in promoting and enabling commerce among independent pharmacies, small chains, hospitals, clinics, and alternate dispensing sites with large pharmaceutical suppliers nationally. That marketplace had over 60 national and regional pharmaceutical suppliers providing over 120,000 branded and generic drugs, including over-the-counter drugs (OTCs), and drugs available for purchase by pharmacists. Generic drugs are copies of brand-name drugs that have exactly the same dosage, intended use, effects, side effects, route of administration, risks, safety, and strength as the original drug. We served approximately 14,400+ registered members, providing access to Trxade’s proprietary pharmaceutical database and data analytics regarding medication pricing. We generated revenue from these services by charging a transaction fee to the seller of the products for sales conducted via the Trxade platform. The buyers did not bear the cost of transaction fees for the purchases that they made, nor did they pay a fee to join or register with our platform. In February 2024 we divested substantially all of our assets related to our web-based pharmaceutical marketplace previously operated through Softell. Substantially all of our revenues during Fiscal 2023, Fiscal 2022, and Fiscal 2021 were from platform revenue generated on www.rx.trxade.com, product sales through IPS, and prescription sales through Community Specialty Pharmacy, LLC.

We previously had a number of products and services focused on the US market in operation and business assets, which are described below.

Integra Pharma Solutions, LLC. IPS is intended to serve as our logistics company for pharmaceutical distribution. We currently distribute through our manufacturer and strategic distribution partners prescription medication, medical devices and over the counter medication to over 1,600 pharmacies and medical clinics across 38 states.

Trxade Prime. Trxade Prime previously allowed pharmacy members on the Trxade platform to process, consolidate and ship purchase orders that were placed directly with Trxade suppliers via Trxade Prime. This service was provided at no cost, with the goal of offering a single tool with one low order minimum, one invoice, one package and one delivery from multiple quality wholesalers and distributors. Revenue had been generated from this service through our IPS subsidiary, which provided the consolidation of the orders.

Bonum Health Application. The “Bonum Health app,” previously provided an overall healthcare experience comparable to a primary care practitioner, and an online portal as a personal electronic medical record and scheduling system was available on a subscription basis, primarily as a stand-alone telehealth software application that could be licensed on a business-to-business (B2B) model to clients as an employment health benefit for the clients’ employees. Revenue was generated from this service through our Bonum Health subsidiary.

Bonum+ Business to Business (B2B). Bonum+ previously bundled telehealth, a COVID-19 risk assessment tool and a Personal Protective Equipment (“PPE”) purchasing tool, through a secure mobile dashboard for corporate clients. The B2B platform eased pressure on employees who were required to report any relevant health issues daily, centralizing communication and contact tracing to deliver risk scores. This allowed employers to monitor employee COVID-19 risk profiles and streamlined the ordering of new PPE as needed. An integrated artificial intelligence (AI) tool offered health recommendations and connects employees with board certified physicians, as needed. No revenue was generated from this product.

SOSRx, LLC. On February 15, 2022, the Company entered into a relationship with Exchange Health, LLC (“Exchange Health”), a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals. SOSRx, LLC (“SOSRx”) was formed, which was owned 51% by the Company and 49% by Exchange Health. SOSRx did not generate material revenue and in February of 2023, the Company voluntarily withdrew from the joint venture agreement.

Superlatus. As of December 31, 2023, Superlatus was a wholly owned subsidiary of the Company as a result of a merger transaction that closed in July 2023. On January 8, 2024, the Company entered into Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger (the “Superlatus Amendment”) as not all of the closing conditions of the Superlatus Merger Agreement were met. Under the terms of the Superlatus Amendment, the merger consideration to the shareholders of Superlatus was adjusted downward and the shareholders of Superlatus agreed to surrender back to the Company shares of the Company’s Series B Preferred Stock. On March 5, 2024, the Company entered in a Stock Purchase Agreement (“Superlatus SPA”) with Superlatus Foods Inc. (the “Buyer”). Pursuant to the Superlatus SPA, the Company sold all of the issued and outstanding stock of Superlatus to the Buyer. The $1.00 purchase price for the Stock was delivered to the Company at the closing, which occurred simultaneously with the execution of the Superlatus SPA. As a result of the transaction Superlatus is no longer a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus became rights and obligations of the Buyer.

Corporate and Organizational History

We were incorporated in Delaware on July 15, 2005, as “Bluebird Exploration Company” (“Bluebird”). Bluebird was originally formed to engage in the exploitation of mineral properties. In December 2008, Bluebird changed its name to “Xcellink International, Inc.” (“XCEL”), and subsequently announced that its business plan was being expanded to include the development and marketing of platform-independent customer-centric payment systems and methodologies. XCEL was unable to raise the funds necessary to implement its business strategy, and never generated any revenue.

On November 22, 2013, Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) and wholly owned subsidiary of Trxade, Inc., a Florida corporation (“Trxade Florida”), acquired a controlling interest of 80,000,000 shares of XCEL common stock pursuant to a Purchase and Sale Agreement dated November 7, 2013. At the time of the sale, XCEL had 104,160,000 shares of common stock issued and outstanding, including the 80,000,000 shares of stock acquired by Trxade Nevada (prior to the Merger Reverse Split and Reverse Stock Split(s) (each discussed and defined below). Trxade Florida was formed in August 2010 under the name PharmaCycle LLC, a Nevada limited liability company (“PharmaCycle”). PharmaCycle was formed by Prashant Patel, our President, Chief Operating Officer, and former Interim Principal Financial/Accounting Officer and Director, to serve as a web-based market platform designed to enable trading among healthcare buyers and sellers of pharmaceuticals, accessories and services. In January 2013, PharmaCycle converted into a Florida corporation and changed its name to Trxade, Inc. In May 2013, Trxade Florida formed Trxade Nevada as a wholly owned subsidiary. Subsequently, Trxade Nevada acquired Trxade Florida pursuant to a reverse triangular merger, resulting in Trxade Florida becoming a wholly-owned subsidiary of Trxade Nevada (the “Nevada-Florida Merger”). The sole purpose of the Nevada-Florida Merger was to provide for a holding company to own Trxade Florida, the operating company. Immediately following the Nevada-Florida Merger, Surendra Ajjarapu, the Company’s Chairman of the Board, Chief Executive Officer, and Secretary, and Mr. Patel collectively owned 99% of Trxade Nevada.

On December 16, 2013, Trxade Nevada and XCEL entered into a definitive merger agreement providing for the merger of Trxade Nevada with and into XCEL, with XCEL continuing as the surviving corporation (the “XCEL Merger”). The XCEL Merger closed in January 2014. As a result of the XCEL Merger, XCEL acquired Trxade Nevada and Trxade Nevada’s wholly owned subsidiaries, including Integra Pharma Solutions, LLC, formerly known as Pinnacle Tek, Inc., a Florida corporation (“IPS”). IPS was founded in 2011 and initially served as a technology consultant provider supporting programming needs and providing research on pharmaceutical pricing and shortages in acute care and retail settings.

Under the terms of the Merger Agreement, XCEL amended its certificate of incorporation, changed its name to “Trxade Group, Inc.,” and changed our trading symbol to “TRXD”. In connection with closing of the XCEL Merger, we conducted a reverse stock split of our issued and outstanding stock at the ratio of one for one thousand (1:1,000) shares (the “XCEL Merger Reverse Split”). In connection with the XCEL Merger Reverse Split, 104,160,000 outstanding shares of our common stock, including the 80,000,000 shares held by Trxade Nevada, were exchanged for 104,160 post-Merger Reverse Split shares of common stock.

In September 2019, we formed Bonum Health, LLC, a Delaware limited liability company (“Bonum Health”) that was meant to hold certain telehealth assets. In October 2020, we formed BONUM HEALTH, INC., a Delaware non-stock corporation (“Bonum”) to provide an overall healthcare experience comparable to a Primary Care practitioner, and an online portal as a personal electronic medical record and scheduling system was available on a subscription basis, primarily as a stand-alone telehealth software application that can be licensed on a business-to-business (B2B) model to clients as an employment health benefit for the clients’ employees. We anticipate that we will wind-down these entities in the near future.

In February 2020, we effected another reverse stock split of our issued and outstanding stock at the ratio of one for six (1-for-6) shares to allow us to meet the initial listing criteria of The Nasdaq Capital Market tier of The Nasdaq Stock Market LLC (“Nasdaq”). Our common stock was approved for listing on Nasdaq under the symbol “MEDS”, on February 13, 2020.

On June 1, 2021, we changed our corporate name from “Trxade Group, Inc” to “TRxADE HEALTH, Inc.”

In June 2023, we effected another reverse stock split of our issued and outstanding stock at the ratio of one for 15 (1-for-15) shares.

On February 16, 2024, we, Trxade, Inc., and Micro Merchant Systems, Inc. (“MMS”) entered into and closed on an asset purchase agreement (the “MMS APA”) under which MMS agreed to purchase for cash substantially all of the assets of Trxade, Inc. On September 20, 2024, Trxade, Inc. changed its corporate name to Softell Inc. (“Softell”). On October 4, 2024, we entered into an Assignment and Assumption of Membership Interests (the “IPS Assignment Agreement”) with Softell, pursuant to which we transferred, and Softell accepted, 100% of the membership interests of IPS. As a result, Softell currently exists as a wholly owned subsidiary of the Company and IPS exists as a wholly owned subsidiary of Softell through which Softell conducts its primary operations. During a portion of the quarter ended March 31, 2024, Softell, operated a web-based market platform that enabled commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services. Today, IPS sells brand, generic and non-drug products to customers as a licensed pharmaceutical wholesaler. A wholesaler typically is the first purchaser of a drug product – direct from the manufacturer. Wholesalers buy large quantities and then resell either direct to provider-purchasers (like a large health system, pharmacy or pharmacy chain), or resell to smaller, regional distributors for regional or local distribution to retail pharmacies and hospitals.

On July 25, 2024, the Company entered into and closed an Agreement and Plan of Merger (the “Scienture Merger Agreement”) with MEDS Merger Sub I, Inc., a Delaware corporation and wholly owned subsidiary of the Company (“Merger Sub I”), MEDS Merger Sub II, LLC, a Delaware limited liability company and wholly owned subsidiary of the Company (“Merger Sub II” and, together with Merger Sub I, the “Merger Subs”), and Scienture LLC. The business of Scienture LLC is described in detail below. Pursuant to the Scienture Merger Agreement, (i) Merger Sub I merged with and into Scienture LLC (the “First Merger”), with Scienture LLC continuing as the surviving entity and a wholly owned subsidiary of the Company, and (ii) Scienture LLC merged with and into Merger Sub II (the “Second Merger” and, together with the First Merger and all other related transactions, the “Scienture Merger”), with Merger Sub II continuing as the surviving entity. In connection with the transactions, the Company changed its name to “Scienture Holdings, Inc.” and Merger Sub II, as the surviving entity of the Second Merger, changed its name to “Scienture, LLC”.

ITEM 1A.	RISK FACTORS

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, many of which are beyond our control, including those highlighted in the section titled “Risk Factors” immediately following this summary. These risks include, among others, the following:

Risks Related to Our Business

●	We operate a clinical-stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate its current business and predict its future success and viability.
●	Our executive officers lack experience with the clinical development of therapeutic products for FDA marketing approval.
●	We need additional capital which may not be available when needed or on commercially acceptable terms, thereby casting substantial doubt on our ability to continue as a going concern. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates. To the extent outstanding loan conversion rights associated with our existing indebtedness are exercised, there will be dilution to our stockholders.
●	Indebtedness and liabilities could limit the cash flow available for our operations, including under Scienture LLC’s outstanding secured convertible debt, expose us to risks that could adversely affect our business, financial condition, and results of operations.
●	Due to the significant resources required to develop our product pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others and we may fail to expend our limited resources on product candidates or indications that may have been more profitable or for which there is a greater likelihood of success.
●	Our acquisitions and investments in new businesses and new products, services, and technologies is inherently risky, and could disrupt our ongoing businesses.
●	Our business is highly dependent on the success of certain product candidates. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize one or more of our product candidates, or if we experience delays in doing so, our business will be materially harmed.
●	We are dependent upon our current management, who may have conflicts of interest. Our ability to develop product candidates and our future growth depends on attracting, hiring and retaining key personnel and recruiting additional qualified personnel.
●	We may seek to collaborate with third parties and may not be able to implement these collaborations on commercially acceptable terms, if at all. The success of certain of our product candidates may depend in significant part on the success of such collaborations.
●	Our third-party manufacturing partners may be unable to increase the scale of production or product yield of our product candidates, resulting in increased manufacturing costs and delays in commercialization of our products. Furthermore, changes in methods of manufacturing our product candidates could result in additional costs or delays.
●	Our growth depends in part on the success of our strategic relationships with third parties. Some of these third parties may be located outside of the United States.
●	Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.
●	We may be subject to lawsuits.
●	The successful development of Scienture LLC’s pharmaceutical products involves a lengthy and expensive process and is highly uncertain.

Risks Related to Our Legal and Regulatory Requirements

●	We are subject, directly or indirectly, to federal and state healthcare, fraud, abuse false claims, and other laws and regulations as well as health data privacy and security laws and regulations, contractual obligations and self-regulatory schemes. If we are unable to comply, or have not fully complied, with such laws, we could face investigations and substantial penalties. Furthermore, it may be difficult and costly for us to comply with the extensive government regulations to which our business is subject.
●	We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our business and results of operations.
●	Even if we obtain regulatory approval for any of our product candidates, we will be subject to ongoing regulatory requirements, which may result in significant additional expenses. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

●	We intend to use certain regulatory pathways to seek regulatory approval of several of our product candidates. If the FDA concludes that our marketing applications no longer qualify for these regulatory pathways, then our applications may not be accepted by the FDA for review and approval of our products may be delayed.
●	We may seek priority review designation for our product candidates. We might not receive such designation, and even if we do, such designation may not lead to faster regulatory review or approval.
●	We may seek orphan drug designation from the FDA for our product candidates. We may be unable to obtain such designation or, if obtained, to maintain the benefits associated with orphan drug status, including the potential for non-patent market exclusivity.
●	If regulatory authorities approve generic versions of our products, or do not grant our products a sufficient period of market exclusivity before approving a generic version, our ability to generate revenue may be adversely affected.
●	Even if we obtain FDA approval for a product candidate in the United States, we may never obtain approval for or successfully commercialize that candidate outside of the United States, which would limit our ability to realize a product’s full market potential.
●	Even if we are able to commercialize any of our product candidates, the third-party payor coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates could limit our ability to market those products and decrease our ability to generate revenue.
●	We are developing a drug-device combination product, which may result in additional regulatory risks.
●	Our third party collaborators and service providers are, or may become, subject to a variety of stringent and evolving privacy and data security laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to privacy and data security. Any actual or perceived failure to comply with such obligations could expose us to significant fines or other penalties and otherwise harm our business and operations.
●	The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	Inadequate funding for the FDA and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder such agencies’ ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely.

Risks Related to Our Technology and Intellectual Property

●	We may not be able to protect our intellectual property and trade secret rights throughout the world. If our efforts to protect our intellectual property rights are inadequate, we may not be able to compete effectively in our market.
●	We depend on in-licensed intellectual property. If we fail to comply with our obligations under intellectual property licenses with third parties, we could lose license rights that are important to our business.
●	If we or our licensors are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to our product candidates, and our ability to successfully commercialize our product candidates may be adversely affected. Furthermore, we do not intend to seek patent protection for one of our products, SCN-106.
●	Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies. Our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.
●	Changes to patent law in the United States and in foreign jurisdictions could diminish the value of our patents in general, thereby impairing our ability to protect our product candidates.
●	If we do not obtain patent term extension for our current product candidates, our business may be materially harmed.
●	We may become involved in lawsuits to protect or enforce our intellectual property rights, which could be distracting, expensive, time consuming, and unsuccessful.

●	We may be subject to claims challenging the inventorship or ownership of our intellectual property or asserting that we violated intellectual property rights of others, the outcome of which would be uncertain. These claims could be extremely costly to defend, could require us to pay significant damages and limit our ability to operate, and could distract our personnel from normal responsibilities.
●	European patents and patent applications could be challenged in the recently created Unified Patent Court for the European Union.
●	Our use, or the use by our third party collaborators and service providers, of new and evolving technologies, such as artificial intelligence (“AI”) and machine learning (“ML”), may result in spending additional resources and present new risks and challenges that can impact our business, including by posing security and other risks to our sensitive data. As a result, we may be exposed to reputational harm, other adverse consequences, and liability.
●	If our trademarks and trade names are not adequately protected then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Risks Related to Our Common Stock

●	We may not be able to comply with Nasdaq’s continued listing standards.
●	Our common stock has in the past been a “penny stock” under SEC rules, and may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”
●	The exercise of outstanding warrants, options and other securities that are exercisable into shares of our common stock will be dilutive to our existing stockholders.
●	We have not historically paid or declared any dividends on our common stock and do not expect to pay or declare cash dividends in the future on a regular basis, if at all.
●	Our common stock price is likely to be highly volatile because of several factors, including a limited public float.
●	There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our common stock may continue to be volatile.
●	Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

Risk Factors

You should be aware that there are substantial risks for an investment in our common stock. You should carefully consider these risk factors before you decide to invest in our common stock and should not consider this list to be a complete statement of all risks and uncertainties.

If any of the following risks were to occur, such as our business, financial condition, results of operations or other prospects, any of these could materially affect our likelihood of success. If that happens, the market price of our common stock, if any, could decline, and prospective investors would lose all or part of their investment in our common stock.

Risks Related to Our Business

We operate a clinical-stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate its current business and predict its future success and viability.

We hold a clinical-stage biopharmaceutical company with a limited operating history. Scienture LLC was formed in 2019 and its operations to date have been limited to organizing and staffing its company, business planning, raising capital, identifying and developing its product candidates for the treatment of central nervous system (“CNS”) and cardiovascular (“CVS”) diseases, securing intellectual property rights, and planning and undertaking preclinical studies and clinical trials. Scienture LLC has not yet demonstrated an ability to generate revenues, obtain regulatory approvals, manufacture any product on a commercial scale or arrange for a third party to do so on its behalf or conduct sales and marketing activities necessary for successful product commercialization. Scienture LLC’s limited operating history as a company makes any assessment of its future success and viability subject to significant uncertainty. Scienture LLC will encounter risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and Scienture LLC has not yet demonstrated an ability to successfully overcome such risks and difficulties. If Scienture LLC does not address these risks and difficulties successfully, its business will suffer.

The success of our business depends primarily upon its ability to identify, develop, and commercialize product candidates, including our existing product candidates: SCN-102, SCN-104, SCN-106, and SCN-107. We only have one product candidate, SCN-102, for which it has conducted pivotal clinical studies to date, and we will be required to similarly perform pivotal clinical studies for the other products in its pipeline in order to obtain regulatory approval for these earlier stage candidates. Our business depends heavily on its ability to obtain FDA approval for SCN-102 and successfully launch this product candidate and do the same for the other products in its pipeline. We do not know whether it will be able to develop any products of commercial value. We do not have any products approved for commercial sale and have not generated any revenue from product sales to date. We will continue to incur significant research and development and other expenses related to its preclinical and clinical development and ongoing operations. As a result, we are not profitable and has incurred losses in each period since its inception. Net losses and negative cash flows have had, and likely will continue to have, an adverse effect on our financial condition. We expect to continue to incur significant losses for the foreseeable future, and we expect these losses to increase as we continue our research and development of, and seek regulatory approvals for, our product candidates.

We anticipate that our expenses will increase substantially if, and as, we:

●	advance its product candidates through clinical development;

●	seek regulatory approvals for Scienture LLC’s product candidates that successfully complete clinical trials;

●	hire additional clinical, quality control, medical, scientific and other technical personnel to support the clinical development of Scienture LLC’s product candidates;

●	experience an increase in headcount as Scienture LLC expands its research and development organization and market development and pre-commercial planning activities;

●	undertake any pre-commercial or commercial activities to establish sales, marketing and distribution capabilities, including in relation to its product candidates;

●	seek to identify, acquire and develop additional product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;

●	maintain, expands and protects its intellectual property portfolio;

●	make milestone, royalty or other payments due under any future in-license or collaboration agreements; and

●	make milestone, royalty, interest or other payments due under any future financing or other arrangements with third parties.

Biopharmaceutical product development entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, secure market access and reimbursement and become commercially viable, and therefore any investment in us is highly speculative. Accordingly, you should consider our prospects, factoring in the costs, uncertainties, delays and difficulties frequently encountered by companies in clinical development, especially clinical-stage biopharmaceutical companies such as us. Any predictions you make about our future success or viability may not be as accurate as they would otherwise be if it had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving Scienture LLC’s business objectives.

Additionally, our expenses could increase beyond our expectations if we are required by the FDA or other comparable regulatory authorities to perform clinical trials in addition to those that we currently expect, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing its clinical trials or the development of any of our product candidates.

Certain of our executive officers lack experience with the clinical development of therapeutic products for FDA marketing approval.

Our primary executive officers, including Suren Ajjarapu, Chairman of the Board, Chief Executive Officer, and Secretary, and Prashant Patel, President, Chief Operating Officer, Interim Principal Financial/Accounting Officer and Director, lack experience in overseeing the clinical development of therapeutic products for FDA marketing approval. While Scienture LLC’s executive officers have extensive experience in this regard, the lack of such experience at the executive level of the Company presents a risk that the Company may not effectively oversee the operations of Scienture LLC and Scienture LLC’s comply with applicable laws, rules and regulations.

We need additional capital which may not be available when needed or on commercially acceptable terms, thereby casting substantial doubt on our ability to continue as a going concern. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates. To the extent outstanding loan conversion rights associated with our existing indebtedness are exercised, there will be dilution to our stockholders.

Our historical financial statements have been prepared under the assumption that we will continue as a going concern. After the Company’s disposed of Micro Merchant Systems, Inc. (“MMS”), the Company had $3.5 million in cash. The Company received $7.5 million in May 2024 pertaining to the final payment of the MMS disposition. As of December 31, 2024, the Company had an accumulated deficit of $39.04 million. We have limited financial resources, as of December 31, 2024, we had a cash balance of $308,096.

Scienture LLC’s activities of developing biopharmaceutical products, including conducting preclinical studies and clinical trials, is a very time-consuming, expensive and uncertain process that takes years to complete. Moving forward, we expect our expenses to continue to increase in connection with our ongoing activities, particularly as we conduct clinical trials of, and seek regulatory and marketing approval for, our product candidates. Even if our current or future product candidates are approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Because of the numerous risks and uncertainties associated with research and development of product candidates, we are unable to predict the timing or amount of our working capital requirements.

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with existing cash, cash equivalents, short-term investments, and any future equity or debt financings and upfront and milestone and royalty payments, if any, received under any future licenses or collaborations. While the Company believes that its cash as of the date of this Registration Statement will be sufficient to meet its funding requirements during the next 12 months, this belief may prove to be wrong as we could utilize available capital resources sooner than we expect. We will eventually need to raise additional capital or secure debt funding to support on-going operations. This may include raising additional financing on an opportunistic basis in the future. For example, we may seek to raise equity capital or obtain additional capital in the near term due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for current or future operating plans.

Attempting to secure additional financing may divert management from day-to-day activities, which may adversely affect our ability to develop product candidates. Our future capital requirements will depend on many factors, including but not limited to:

●	the scope, timing, progress, costs and results of discovery, preclinical development and clinical trials for our current or future product candidates;

●	the number of clinical trials required for regulatory approval of our current or future product candidates;

●	the costs, timing and outcome of regulatory review of any of our current or future product candidates;

●	the costs associated with acquiring or licensing additional product candidates, technologies or assets, including the timing and amount of any milestones, royalties or other payments due in connection with our acquisitions and licenses;

●	the cost of manufacturing clinical and commercial supplies of our current or future product candidates;

●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims, including any claims by third parties that we are infringing upon their intellectual property rights;

●	the effectiveness of our approach at identifying target patient populations and utilizing our approach to enrich our patient population in our clinical trials;

●	our ability to maintain existing, and establish new, strategic collaborations or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;

●	the costs and timing of future commercialization activities, including manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;

●	the revenue, if any, received from commercial sales of our product candidates for which we receive marketing approval;

●	expenses to attract, hire and retain skilled personnel;

●	our ability to establish a commercially viable pricing structure and obtain approval for coverage and adequate reimbursement from third-party and government payors;

●	the effect of macroeconomic trends including inflation and rising interest rates;

●	addressing any potential supply chain interruptions or delays;

●	the effect of competing technological and market developments; and

●	the extent to which we acquire or invests in business, products and technologies.

We anticipate that the sources of capital available to us will be through the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. Our ability to raise additional funds will depend on financial, economic, political and market conditions and other factors, over which we may have no or limited control. The issuance of additional securities, whether equity or debt, or the possibility of such issuance, may cause the market price of our shares to decline. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. Furthermore, we could be forced to delay, limit, reduce or terminate product development programs, future commercialization efforts or other operations.

On September 2023, Scienture LLC entered into a Loan and Security Agreement dated September 8, 2023, by and between NV Finance LLC, a Nebraska Limited Liability Company (“NVK”) and Scienture LLC (the “NVK Loan Agreement”) for a principal amount of $2,000,000. The loan is due upon maturity, together with all unpaid interest expense, in September 2025. The outstanding balance under the NVK debt is convertible, at NVK’s option at any time, into common stock. NVK is entitled to receive warrants to purchase shares of Scienture LLC’s common stock. Scienture LLC entered into a Consent and Waiver on July 25, 2024 (the “NVK Consent and Waiver”), regarding the NVK loan in connection with the business combination with the Company. Under the NVK Consent and Waiver, the warrants previously granted to NVK were converted into 5.25% warrants on a fully diluted basis, equalling 500,526 shares of outstanding common stock of Scienture LLC and placed in escrow. Any such conversion by NVK will result in dilution to holders Conversely, should NVK not exercise its conversion right prior to maturity of the loan, Scienture LLC would need to obtain additional financing to fund its cash payment obligations thereunder.

If we raise additional capital through the sale of equity or convertible debt securities or we issue any equity or convertible debt securities in connection with a collaboration agreement or other contractual arrangement, our stockholders’ ownership interests also will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of stockholders.

Debt financing, if available, may result in increased fixed payment obligations and involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures, declaring dividends or acquiring, selling or licensing intellectual property rights or assets, which could adversely impact the ability to conduct our business.

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our intellectual property, technologies, future revenue streams or product candidates or grant licenses on terms that may not be favorable to us. We could also be required to seek funds through arrangements with collaborators or others at an earlier stage than otherwise would be desirable. Any of these occurrences may have a material adverse effect on our business, operating results and prospects.

Market conditions and changes in financial regulations and policies can impact the viability of financial institutions. In the event of failure of any of the financial institutions where we maintain cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position. In addition, changes in regulations governing financial institutions are beyond our control and difficult to predict; consequently, the impact of such changes on our business and results of operations is difficult to predict and may have an adverse effect on us.

These matters, when considered in the aggregate, raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is defined as within one year after the date that our condensed financial statements are issued. The financial herein do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that might result from the outcome of this uncertainty. The doubt regarding our potential ability to continue as a going concern may adversely affect our ability to obtain new financing on reasonable terms or at all. Additionally, if we are unable to continue as a going concern, our stockholders may lose some or all of their investment in the Company.

Indebtedness and liabilities could limit the cash flow available for our operations, including under Scienture LLC’s outstanding secured convertible debt, expose us to risks that could adversely affect our business, financial condition, and results of operations.

In September 2023, Scienture LLC incurred $2 million of indebtedness under a Loan and Security Agreement dated September 8, 2023, by and between NVK Finance LLC, a Nebraska Limited Liability Company (“NVK”) and Scienture LLC (the “NVK Loan Agreement”) in connection with the business combination of NVK with Scienture LLC. In the future, we may incur indebtedness to meet financing needs or otherwise refinance existing indebtedness. Indebtedness could have significant negative consequences for our security holders and our business, results of operations, and financial condition by, among other things:

Increasing vulnerability to adverse economic and industry conditions;

●	Limiting our ability to obtain additional financing;

●	Requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which would reduce the amount of cash available for other purposes;

●	Limiting our flexibility to plan for, or react to, changes in our business; and

●	Placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Scienture LLC’s obligations under the NVK loan agreement are secured by a first priority security interest in all of Scienture LLC’s assets, including its intellectual property rights. Accordingly, Scienture LLC’s failure to perform its obligations under the NVK loan agreement could result in NVK selling to foreclose on this collateral. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves to pay amounts due under any indebtedness incurred.

Due to the significant resources required to develop our product pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others and we may fail to expend our limited resources on product candidates or indications that may have been more profitable or for which there is a greater likelihood of success.

Scienture LLC’s lead product candidate, SCN-102, for the treatment of hypertension, was only recently approved by the FDA. Its other product candidates and programs are at various stages of development, and Scienture LLC has not yet initiated clinical trials for these other candidates in our pipeline. We seek to support Scienture LLC in rapidly advancing discovery and development of transformational medicines for patients suffering from CNS and CVS diseases.

Due to the significant resources required for the development of our product candidates, we must decide which product candidates and indications to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management and financial resources toward particular product candidates, therapeutic areas or indications may not lead to the development of viable commercial products and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the pharmaceutical industry, in particular for CNS and CVS diseases, our business, financial condition and results of operations could be materially and adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing or royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

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

d)	During the year ended December 31, 2023 we acquired Superlatus through a merger transaction, however, due to various complications with the post-closing integration we elected to divest Superlatus in March 2024 for $1. As a result of this divestiture, the Company recognized a goodwill impairment loss of $5.1 million for the year ended December 31, 2023.

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

Our business is highly dependent on the success of certain product candidates. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize one or more of our product candidates, or if we experience delays in doing so, our business will be materially harmed.

Scienture LLC has not completed the development of any product candidates. Although Scienture LLC has initiated development for product candidates, all of these candidates, other than SCN-102, remain in early-stage clinical or preclinical development. Our future success and ability to generate revenue from Scienture LLC’s product candidates is dependent on our ability to successfully develop, obtain regulatory approval for and commercialize one or more of our product candidates. Even though approved by the FDA, SCN-102 will require substantial additional investment for commercialization, clinical development, regulatory review, and approval in one or more jurisdictions. If any of Scienture LLC’s product candidates encounters safety or efficacy problems, development delays, regulatory issues or other problems, our development plans and business would be materially harmed.

We may not have the financial resources to continue development of Scienture LLC’s product candidates, particularly if Scienture LLC experience any issues that delay or prevent regulatory approval of, or its ability to commercialize, product candidates, including:

●	Scienture LLC’s inability to demonstrate to the satisfaction of the FDA or other comparable regulatory authorities that our product candidates are safe and effective;

●	insufficiency of our financial and other resources to complete the necessary clinical trials and preclinical studies;

43

●

negative or inconclusive results from Scienture LLC’s clinical trials, preclinical studies or the clinical trials of others for product candidates similar to Scienture LLC, leading to a decision or requirement to conduct additional clinical trials or preclinical studies or abandon a program;

●	product-related adverse events experienced by subjects in Scienture LLC’s clinical trials, including unexpected toxicity results, or by individuals using drugs or therapeutic biologics similar to Scienture LLC’s product candidates;

●	delays in submitting an Investigational New Drug (“IND”) application or other regulatory submission to the FDA or other comparable regulatory authorities, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial or a suspension or termination, or hold, of a clinical trial once commenced;

●	conditions imposed by the FDA or other comparable regulatory authorities regarding the scope or design of Scienture LLC’s clinical trials;

●	poor effectiveness of our product candidates during clinical trials;

●	better than expected performance of control arms, such as placebo groups, which could lead to negative or inconclusive results from Scienture LLC’s clinical trials;

●	delays in enrolling subjects in Scienture LLC’s clinical trials;

●	high drop-out rates of subjects from Scienture LLC’s clinical trials;

●	inadequate supply or quality of product candidates or other materials necessary for the conduct of Scienture LLC’s clinical trials;

●	higher than anticipated clinical trial or manufacturing costs;

●	unfavorable FDA or comparable regulatory authority inspection and review of Scienture LLC’s clinical trial sites;

●	failure of our third-party contractors or investigators to comply with regulatory requirements or the clinical trial protocol or otherwise meet their contractual obligations in a timely manner, or at all;

●	delays and changes in regulatory requirements, policies and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to Scienture LLC’s therapies in particular; or

●	varying interpretations of data by the FDA or other comparable regulatory authorities.

have a material effect on 15

In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Scienture LLC may in the future conduct one or more of its clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA, and there can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

We are dependent upon our current management, who may have conflicts of interest. Our ability to develop product candidates and our future growth depends on attracting, hiring and retaining key personnel and recruiting additional qualified personnel.

Our success depends upon the continued contributions of our key management and scientific personnel, many of whom have substantial experience with developing therapies, identifying potential product candidates and building the technologies related to the clinical development of our product candidates. However, some of officers and directors have duties and affiliations with other companies. Involvement of our officers and directors in other businesses may present a conflict of interest regarding decisions they make for the Company or with respect to the amount of time available for the Company.

Given the specialized nature of CNV and CVS diseases and our approach, there is an inherent scarcity of experienced personnel in these fields. As we continue developing product candidates, we will require personnel with medical, scientific, or technical qualifications specific to each program. The loss of any of our officers or directors, in particular our current management team consisting of Shankar Hariharan, Narasimhan Mani, Rahul Surana, Suren Ajjarapu, or Prashant Patel, could have a materially adverse effect upon our business and future prospects.

The Company holds, on behalf of and for the benefit of Mr. Ajjarapu, a personal disability insurance policy providing for a $1,500,000 lump sum benefit, payable to Mr. Ajjarapu, in the event of Mr. Ajjarapu’s disability. The premiums on such policy will be paid by the Company for so long as Mr. Ajjarapu is employed by the Company. The Company also holds a $4,000,000 key-man life insurance policy on the life of Mr. Ajjarapu, and a $1,500,000 lump sum disability insurance policy on Mr. Ajjarapu, providing for the Company as beneficiary of such policies. The Company does not hold key-man life insurance policies for any other employees.

Despite our efforts to retain valuable employees, members of our team may terminate employment on short notice. The competition for qualified personnel in the biotechnology and biopharmaceutical industries is intense, and our future success depends upon our ability to attract, retain, and motivate highly skilled scientific, technical and managerial employees. We face competition for personnel from other companies, universities, public and private research institutions, and other organizations. If our recruitment and retention efforts are unsuccessful in the future, it may be difficult for us to implement our business strategy, which would have a material adverse effect on our business.

In addition, our clinical operations and research and development programs depend on our ability to attract and retain highly skilled scientists, data scientists, and engineers, particularly in New York, New Jersey, Massachusetts and Pennsylvania. There is powerful competition for skilled personnel in these geographical markets, and we may experience, difficulty in hiring and retaining employees with appropriate qualifications on acceptable terms, or at all. Many of the companies with which we compete for experienced personnel have greater resources than we do. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached legal obligations, resulting in a diversion of our time and resources and, potentially, damages. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived benefits of stock awards decline, it may harm our ability to recruit and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business and future growth prospects would be harmed.

We may seek to collaborate with third parties and may not be able to implement these collaborations on commercially acceptable terms, if at all. The success of certain of our product candidates may depend in significant part on the success of such collaborations.

We plan to opportunistically pursue strategic partnerships if we believe that these partnerships can accelerate the development or maximize the market potential of our product candidates. Likely collaborators may include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. In addition, if we are able to obtain regulatory approval for product candidates from foreign regulatory authorities, we may enter into partnerships or collaborations with international biotechnology or pharmaceutical companies for the commercialization of such product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a partnership or collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed partnerships or collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidates from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or other comparable regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for partnership or collaboration and whether such a partnership or collaboration could be more attractive than the one with the Company for our product candidate. If we elect to increase expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

Partnerships and collaborations are each complex and time-consuming to negotiate and document. Further, business combinations among large pharmaceutical companies could result in a reduced number of potential future collaborators. Any partnership or collaboration agreement that we enter into in the future may contain restrictions on our ability to enter into potential partnerships or collaborations or to otherwise develop specified product candidates. We may not be able to negotiate partnerships or collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of the product candidate for which we are seeking to collaborate, reduce or delay development programs, delay potential commercialization or reduce the scope of any sales or marketing activities, or increase expenditures and undertake development or commercialization activities at our own expense.

We may have limited control over the amount and timing of resources that our collaborators will dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on any future collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. In addition, any future collaborators may have the right to abandon research or development projects and terminate applicable agreements, including funding obligations, prior to or upon the expiration of the agreed upon terms.

Collaborations involving our product candidates pose a number of risks, including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	collaborators may not perform their obligations as expected;

●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs, based on clinical trial results, changes in the collaborators’ strategic focus or available funding or external factors, such as an acquisition, which divert resources or create competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates;

●	a collaborator with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

●	disagreements with collaborators, including disagreements over proprietary rights, including trade secrets and intellectual property rights, contract interpretation, or the preferred course of development might cause delays or termination of the research, development or commercialization of product candidates, might lead to additional responsibilities for us with respect to product candidates, or might result in litigation or arbitration, any of which would be time-consuming and expensive;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential litigation;

●	collaborators may infringe the intellectual property rights of third parties, which may expose us to litigation and potential liability; and

●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If any future collaborator is involved in a business combination, we could decide to delay, diminish or terminate the development or commercialization of any licensed product candidate.

We have relied upon and plan to continue to rely on third parties, such as Contract Research Organizations (“CROs”), clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials and expect to rely on these third parties to conduct clinical trials of any other product candidate that we develop. Our ability to complete clinical trials in a timely fashion depends on a number of key factors. These factors include protocol design, regulatory and Institutional Review Board approval, patient enrollment rates and compliance with GCPs. Generally, we rely on our third-party partners to accurately report their results. Our reliance on third parties for clinical development activities may impact or limit our control over the timing, conduct, expense and quality of our clinical trials. Moreover, the FDA requires that we to comply with GCPs for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. The FDA enforces these GCPs through periodic inspections of clinical trial sponsors, principal investigators, clinical trial sites and Institutional Review Boards. For certain commercial prescription drug products, manufacturers and other parties involved in the supply chain must also meet chain of distribution requirements and build electronic, interoperable systems for product tracking and tracing and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or other products that are otherwise unfit for distribution in the United States.

We remain responsible for ensuring that each of our trials is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards. Our failure or the failure of third parties to comply with the applicable protocol, legal and regulatory requirements and scientific standards can result in rejection of our clinical trial data or other sanctions. If we or our third-party clinical trial providers or third-party CROs do not successfully carry out these clinical activities, our clinical trials or the potential regulatory approval of a product candidate may be delayed or be unsuccessful. Additionally, if we or our third-party contractors fail to comply with applicable GCPs for any reason, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our product candidates, which would delay the regulatory approval process. We cannot be certain that, upon inspection, the FDA will determine that any of our clinical trials comply with GCPs. We are also required to register certain clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within certain timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

Furthermore, the third parties conducting clinical trials on our behalf are not our employees, and except for remedies available to us under our agreements with such contractors, we cannot control whether or not they devote sufficient time, skill and resources to our ongoing development programs. These contractors may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities, which could impede their ability to devote appropriate time to our clinical programs. If these third parties, including clinical investigators, do not successfully carry out their contractual duties, meet expected deadlines or conduct its clinical trials in accordance with regulatory requirements or its stated protocols, we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates. If that occurs, we will not be able to, or may be delayed in our efforts to, successfully commercialize our product candidates. In such an event, our financial results and the commercial prospects for any product candidates that we seek to develop could be harmed, our costs could increase and our ability to generate revenues could be delayed, impaired or foreclosed.

We also rely on other third parties to store and distribute drug supplies for our clinical trials. Any performance failure on the part of our distributors could delay clinical development or regulatory approval of our product candidates or commercialization of any resulting products, producing additional losses and depriving us of potential product revenue.

In addition, we rely on wholesalers and attempt to structure our agreements with such wholesalers to ensure that we are appropriately and predictably compensated for the services we provide. We cannot control the frequency or magnitude of pharmaceutical price changes. We might be unable to renew agreements with wholesalers in a timely and favorable manner. These risks might have a materially adverse impact on our business operations and our financial positions or results of operations.

Any of the third-party organizations we utilize may terminate our engagements with us under certain circumstances. The replacement of an existing CRO or other third party may result in the delay of the affected trials or otherwise adversely affect our efforts to obtain regulatory approvals and commercialize our product candidates. We may not be able to enter into alternative arrangements or do so on commercially reasonable terms. In addition, even if there are suitable replacements for one or more of these service providers, there is a natural transition period when a new service provider begins work. As a result, delays may occur, which could negatively impact our ability to meet our expected clinical development timelines and harm our business, financial condition and prospects.

Our third-party manufacturing partners may be unable to increase the scale of production or product yield of our product candidates, resulting in increased manufacturing costs and delays in commercialization of our products. Furthermore, changes in methods of manufacturing our product candidates could result in additional costs or delays.

In order to produce sufficient quantities to meet the demand for clinical trials and, if approved, subsequent commercialization of our product candidates, our third-party manufacturers will be required to increase production and optimize manufacturing processes while maintaining the quality of our product candidates. The transition to larger scale production could prove difficult. In addition, if our third-party manufacturers are not able to optimize their manufacturing processes to increase the product yield for our product candidates, or if such third party manufacturers are unable to produce increased amounts of our product candidates while maintaining the same quality, then we may not be able to meet the demands of clinical trials or market demands. This could decrease our ability to generate profits and have a material adverse impact on our business and results of operations.

Our growth depends in part on the success of our strategic relationships with third parties. Some of these third parties may be located outside of the United States.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. Our current strategy is to outsource all manufacturing of its product candidates to third parties, including in jurisdictions outside of the United States such as China. As such, we currently rely on third-party manufacturers to provide all of the API and the final drug product formulation of all of our product candidates that are being used in our clinical trials and preclinical studies. If we were to need an alternate manufacturer, we would incur added costs and delays in identifying and qualifying any such replacement. In addition, we typically order raw materials, API and drug product and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. We may not be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive.

Many of the third-party manufacturers we rely on have only recently begun working with us and have limited or no experience manufacturing our API and final drug products. If our manufacturers have difficulty or suffer delays in successfully manufacturing material that meets our specifications, it may limit supply of our product candidates and could delay our clinical trials.

Even if we are able to establish and maintain arrangements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

●	the failure of the third-party manufacturer to comply with applicable regulatory requirements and reliance on third parties for manufacturing process development, regulatory compliance and quality assurance;

●	manufacturing delays if our third-party manufacturers give greater priority to the supply of other products over our product candidates or otherwise do not satisfactorily perform according to the terms of the agreement between parties;

●	limitations on supply availability resulting from capacity and scheduling constraints of third parties;

●	the failure of the third-party manufacturer to produce materials with acceptable quality on a larger scale;

●	the possible breach of manufacturing agreements by third parties because of factors beyond our control;

●	the possible termination or non-renewal of the manufacturing agreements by the third party, at a time that is costly or inconvenient to us; and

●	the possible misappropriation of our proprietary information, including our trade secrets and know-how.

If we do not maintain its key manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our product candidates. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other comparable regulatory authorities.

Additionally, if any third-party manufacturer with whom we contract fail to perform its obligations, we may be forced to manufacture the materials ourself, for which we may not have the capabilities or resources, or enter into an agreement with a different manufacturer. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original manufacturer and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change third-party manufacturers for any reason, we will be required to verify that the new manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce its product candidate according to the specifications previously submitted to the FDA or other comparable regulatory authorities. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. The delays associated with the verification of a new third-party manufacturer could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. Furthermore, a third-party manufacturer may possess technology related to the manufacture of our product candidates that such third party owns independently. This would increase our reliance on such third-party manufacturer or require us to obtain a license from such third-party manufacturer in order to have another third party manufacture our product candidates.

If any of our product candidates are approved by any regulatory agency, we intend to utilize arrangements with third-party contract manufacturers for the commercial production of those products. This process is difficult and time consuming and we may face competition for access to manufacturing facilities as there are a limited number of contract manufacturers operating under cGMPs that are capable of manufacturing our product candidates. Consequently, we may not be able to reach agreement with third-party manufacturers on satisfactory terms, which could delay commercialization.

Some of our manufacturers are located outside of the United States, including in China. There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, government regulations and tariffs. Increased tariffs or pending legislation that would impose federal contracting or federal funding limitations on parties directly using or connected to those using the services or equipment of certain foreign entities with known or alleged associations with foreign adversaries could potentially disrupt our existing supply chains and impose additional costs on our business. In particular, certain Chinese biotechnology companies and commercial manufacturing organizations may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting our supplies and manufacturing. Additionally, it is possible further tariffs may be imposed that could affect imports of any Active Pharmaceutical Ingredients (“APIs”) used in our product candidates in the future, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to such raw materials used in its product candidates. Given the unpredictable regulatory environment in China and the United States and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, further governmental action related to tariffs, additional taxes, contracting matters, regulatory changes or other retaliatory trade measures in the future could occur with a corresponding detrimental impact on our business and financial condition.

Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, seizures or voluntary recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly affect supplies of our product candidates. The facilities used by our contract manufacturers to manufacture our product candidates must be evaluated by the FDA. We do not control the manufacturing process of, and is completely dependent on, its contract manufacturing partners for compliance with cGMPs. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or other comparable regulatory authorities, we may not be able to secure and/or maintain regulatory approval for our product candidates manufactured at these facilities. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA finds deficiencies or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our approved product candidates. Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA and comparable foreign regulatory requirements could adversely affect our clinical research activities and our ability to our its product candidates and market our products, if approved.

The FDA or other comparable regulatory authorities require manufacturers to register manufacturing facilities, and also inspect these facilities to confirm compliance with cGMPs.

Contract manufacturers may face manufacturing or quality control problems causing drug substance production and shipment delays or a situation where the contractor may not be able to maintain compliance with the applicable cGMP requirements. Any failure to comply with cGMP requirements or other FDA and other comparable regulatory requirements could adversely affect our clinical research activities and our ability to develop our product candidates and market our products following approval, if obtained.

Furthermore, should we decide to use any APIs in any of our product candidates that are proprietary to one or more third parties, we would need to maintain licenses to those APIs from those third parties. If we are unable to gain or continue to access rights to such APIs prior to conducting preclinical toxicology studies intended to support clinical trials, we may need to develop alternate product candidates from these programs by either accessing or developing alternate APIs, resulting in increased development costs and delays in commercialization of these product candidates. If we are unable to gain or maintain continued access rights to the desired APIs on commercially reasonable terms or develop suitable alternate APIs, we may not be able to commercialize product candidates from these programs.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as the vendors used to manufacture drug product or manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause our product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay or prevent completion of clinical trials, require conducting bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay or prevent approval of our product candidates and jeopardize our ability to commence sales and generate revenue.

We may be subject to lawsuits.

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. Such claims, even if lacking merit, could result in the expenditure of significant financial and managerial resources.

In August 2022 and April 2023, Scienture LLC entered into exclusive license and commercial agreements with Kesin Pharma Corporation (“Kesin”), a related party, pursuant to which Scienture LLC granted the exclusive license rights to commercialize two of its potential products, SCN-102 and SCN-104, to Kesin for use in the United States. In March 2024, Scienture LLC and Kesin agreement to terminate those agreements and agreed that Scienture LLC would pay Kesin a total gross amount of $1.3 million upon commercialization of either SCN-102 or SCN-104 via a royalty arrangement. This agreement also requires that if the full $1.3 million has not been repaid within two years of the earlier of i) commercial launch of a product or ii) 120 days after FDA approval of a product, then interest will accrue prospectively at a rate of 8% annually on the unpaid balance. In August 2024, Kesin demanded immediate payment of the full amount under this agreement, alleging it is payable in connection with the consummation Scienture LLC’s business combination with the Company. We have disputed that the amount is now payable, and we have been in discussions to resolve the issue. However, on March 11, 2025, Kesin filed a complaint against Scienture LLC in the United States District Court for the Eastern District of New York seeking payment of the disputed $1.285 million. We intend to vigorously defend ourself in this matter.

There can be no assurance that an amicable resolution will be obtained and the litigation arising from this matter could be costly and may divert management’s attention from the day-to-day operations of our business. We would have to obtain financing to fund any amounts payable under this agreement.

The successful development of Scienture LLC’s pharmaceutical products involves a lengthy and expensive process and is highly uncertain.

Successful development of Scienture LLC’s pharmaceutical products involves a lengthy and expensive process, is highly uncertain, and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

●	clinical trial results may show the product candidates to be less effective than expected;

●	failure to receive the necessary regulatory approvals or a delay in receiving such approvals, which, among other things, may be caused by patients who fail the trial screening process, slow enrollment in clinical trials, patients dropping out of trials, patients lost to follow-up, length of time to achieve trial endpoints, additional time requirements for data analysis or New Drug Application (“NDA”) or similar foreign application preparation, discussions with the FDA or other comparable regulatory authority, FDA or other comparable regulatory request for additional preclinical or clinical data (such as long-term toxicology studies) or unexpected safety or manufacturing issues;

●	preclinical study results may show the product candidate to be less effective than desired or to have harmful side effects;

●	failure to receive the necessary post-marketing approval requirements; or

●	the proprietary rights of others and their competing products and technologies may prevent our product candidates from being commercialized.

Furthermore, the length of time necessary to complete clinical trials and submit an application for marketing approval for a final decision by a regulatory authority varies significantly from one product candidate to the next and from one country or jurisdiction to the next and may be difficult to predict.

Even if a product is approved, the FDA may limit the indications for which the product may be marketed, require extensive warnings on the product labeling or require expensive and time-consuming clinical trials and/or reporting as conditions of approval. Regulators of other countries and jurisdictions have their own procedures for the approval of product candidates with which we must comply prior to marketing in those countries or jurisdictions.

Even if we are successful in obtaining marketing approval, commercial success of any approved products will also depend in large part on the availability of coverage and adequate reimbursement from third-party payors, including government payors such as the Medicare and Medicaid programs and managed care organizations in the United States or country-specific governmental organizations in foreign countries, which may be affected by existing and future healthcare reform measures designed to reduce the cost of healthcare. Third-party payors could require us to conduct additional studies, including post-marketing studies related to the cost effectiveness of a product, to qualify for reimbursement, which could be costly and divert our resources. If government and other healthcare payors were not to provide coverage and adequate reimbursement for our products once approved, market acceptance and commercial success would be reduced. Even if we are able to obtain coverage and adequate reimbursement for approved products, there may be features or characteristics of our products, such as dose preparation requirements, that prevent our products from achieving market acceptance by the healthcare or patient communities.

In addition, if any of our product candidates receive marketing approval, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current Good Manufacturing Practices (“cGMPs”) and Good Clinical Practices (“GCPs”) for any clinical trials that we conduct post-approval. In addition, there is always the risk that we, a regulatory authority or a third party might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates post-approval could adversely affect our business, financial condition and results of operations.

Risks Related to Our Legal and Regulatory Requirements

We are subject, directly or indirectly, to federal and state healthcare, fraud, abuse false claims, and other laws and regulations as well as health data privacy and security laws and regulations, contractual obligations and self-regulatory schemes. If we are unable to comply, or have not fully complied, with such laws, we could face investigations and substantial penalties. Furthermore, it may be difficult and costly for us to comply with the extensive government regulations to which our business is subject.

Our operations are subject to extensive regulation by the U.S. federal and state governments. Healthcare providers and third-party payors in the United States and elsewhere play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our operations and our current and future arrangements with healthcare professionals, principal investigators, consultants, customers and third-party payors may subject us to various federal and state fraud and abuse laws and other healthcare laws, including, without limitation, the federal Anti-Kickback Statute, the federal civil and criminal false claims laws and the law commonly referred to as the Physician Payments Sunshine Act and regulations. These laws will impact, among other things, our clinical research, as well as our proposed sales and marketing programs.

We may be subject to health information privacy and security laws by the federal government, the states and other jurisdictions in which we may conduct our business. In particular, we may be subject to regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which establishes privacy and security standards that limit the use and disclosure of individually identifiable health information, known as “protected health information,” and requires the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We are directly subject to certain provisions of the regulations as a “Business Associate” through our relationships with customers. We are also directly subject to the HIPAA privacy and security regulations as a “Covered Entity” with respect to our operations as a healthcare clearinghouse, specialty pharmacy and medical surgical supply business. If we are unable to properly protect the privacy and security of protected health information entrusted to us, we could be found to have breached our contracts with our customers. Further, if we fail to comply with applicable HIPAA privacy and security standards, we could face civil and criminal penalties. Although we have implemented and continue to maintain policies and processes to assist us in complying with these regulations and our contractual obligations, we cannot provide assurances regarding how these regulations will be interpreted, enforced or applied by the government and regulators to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level might also require us to make costly system purchases /or modifications from time to time. For more information, see “Scienture’s Business–Government Regulation–Other Healthcare Laws.”

We also may be subject to extensive, and frequently changing, local, state and federal laws and regulations relating to healthcare fraud, waste and abuse. Local, state and federal governments continue to strengthen their position and scrutiny over practices involving fraud, waste and abuse affecting Medicare, Medicaid and other government healthcare programs. Many of the regulations applicable to us, including those relating to marketing incentives, are vague or indefinite and have not been interpreted by the courts. The regulations may be interpreted or applied by a prosecutorial, regulatory, or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could become liable for damages and suffer civil and criminal penalties, including the loss of licenses or our ability to participate in Medicare, Medicaid and other federal and state healthcare programs.

In addition, we may be subject to the operating and security standards of the Drug Enforcement Administration, the FDA, various state boards of pharmacy, state health departments, the HHS, the CMS, and other comparable agencies. We are also subject to certain state laws relating to price gouging. Although we have enhanced our procedures to ensure compliance, a regulatory agency or tribunal may conclude that our operations are not compliant with applicable laws and regulations. In addition, we may be unable to maintain or renew existing permits, licenses or any other regulatory approvals or obtain without significant delay, future permits, licenses or other approvals needed for the operation of our businesses. Any noncompliance by us with applicable laws and regulations or the failure to maintain, renew or obtain necessary permits and licenses could lead to litigation and have a material adverse impact on our results of operations.

Because of the breadth of these laws and the limited statutory exceptions and regulatory safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. The shifting compliance environment and the need to build and maintain robust and expandable systems to comply with multiple jurisdictions with different compliance and/or reporting requirements increases the possibility that a healthcare company may run afoul of one or more of the requirements.

If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement to resolve allegations of non-compliance with these laws and the curtailment or restructuring of our operations.

We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our business and results of operations.

We have not prepared or submitted an NDA or submitted similar filings to comparable foreign regulatory authorities for product candidates other than SCN-102. An NDA or other similar regulatory filing requesting approval to market a product candidate must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, effective, pure and potent for each desired indication. The NDA or other similar regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product.

The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pharmaceutical products are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, and such regulations differ from country to country. We are not permitted to market any product candidate in the United States or in any foreign countries until we receive the requisite approval from the applicable regulatory authorities of such jurisdictions.

The FDA or any foreign regulatory bodies can delay, limit or deny approval of a product candidate for many reasons, including:

●	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that the product candidate is safe and effective for the requested indication;

●	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;

●	our inability to demonstrate that the clinical and other benefits of a product candidate outweigh any safety or other perceived risks;

●	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;

●	the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling or specifications of a product candidate;

●	the FDA’s or the applicable foreign regulatory agency’s failure to approve our manufacturing processes and facilities or the facilities of third-party manufacturers upon which we rely; or

●	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of pharmaceutical products in development, only a small percentage successfully complete the FDA or other regulatory bodies’ approval processes and are commercialized.

Even if we eventually complete clinical testing and receive approval from the FDA or applicable foreign agencies for our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. The FDA or the applicable foreign regulatory agency also may approve a product candidate for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve it with the labeling that we believe is necessary or desirable for the successful commercialization.

Any delay in obtaining, or inability to obtain, applicable regulatory approval would delay or prevent commercialization of our product candidates and would materially adversely impact our business and prospects.

Even if we obtain regulatory approval for any of our product candidates, we will be subject to ongoing regulatory requirements, which may result in significant additional expenses. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.

If any of our product candidates are approved by the FDA or a comparable foreign regulatory authority, they will be subject to extensive and ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and listing, as well as continued compliance with cGMPs and GMPs for any clinical trials that we conduct post-approval. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved indicated uses, including the duration of use, for which the product may be marketed or to the conditions of approval, or contain requirements for potentially costly post-marketing studies, including Phase 4 clinical trials, and surveillance to monitor the safety and efficacy of the product. The FDA may also require a Risk Evaluation and Mitigation Strategy in order to approve our product candidates, which could entail requirements for a medication guide, physician communication plans or additional elements to ensure safe use, such as restricted distribution methods, patient registries and other risk minimization tools.

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP regulations and implementing tracking and tracing requirements for certain prescription pharmaceutical products. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMPs and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

We will have to comply with requirements concerning advertising and promotion for our product candidates. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. As such, we may not promote any of our products for indications or uses for which they do not have approval. However, companies may share truthful and not misleading information that is otherwise consistent with a product’s FDA approved labeling. We also must submit new or supplemental applications and obtain approval for certain changes to the product labeling or manufacturing processes for our products, if approved.

If we discover previously unknown problems with any of our product candidates, such as adverse events of unanticipated severity or frequency, or problems with the facility where they manufactured, or if the FDA disagrees with the promotion, marketing or labeling of our products, the FDA may impose restrictions on us, including requiring withdrawal from the market. If we fail to comply with applicable regulatory requirements, the FDA and other regulatory authorities may, among other things:

●	issue warning letters or other regulatory enforcement action;

●	impose injunctions, fines or civil or criminal penalties;

●	suspend or withdraw regulatory approval;

●	suspend any ongoing clinical studies;

●	refuse to approve pending applications or supplements to approved applications;

●	require revisions to the labeling, including limitations on approved uses or the addition of additional warnings, contraindications or other safety information, including boxed warnings;

●	impose a Risk Evaluation and Mitigation Strategy, which may include distribution or use restrictions;

●	require the conduct of an additional post-market clinical trial or trials to assess the safety of the product;

●	impose restrictions on our operations, including closing our contract manufacturers’ facilities where regulatory inspections identify observations of noncompliance requiring remediation; or

●	restrict the marketing of the product, require a product recall, seizure or detention, or refuse to permit the import or export of the product.

Any government action or investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our product candidates. If regulatory sanctions are applied or if regulatory approval is withdrawn, our operating results will be adversely affected.

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

We intend to use certain regulatory pathways to seek regulatory approval of several of our product candidates. If the FDA concludes that our marketing applications no longer qualify for these regulatory pathways, then our applications may not be accepted by the FDA for review and approval of our products may be delayed.

We intend to seek FDA approval for certain product candidates through the Section 505(b)(2) regulatory pathway. Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act (the “FDCA”) was enacted as part of the Drug Price Competition and Patent Term Restoration Act of 1984, (the “Hatch-Waxman Amendments”), and permits the submission of an NDA where at least some of the information required for approval comes from preclinical studies or clinical trials not conducted by or for the applicant and for which the applicant has not obtained a right of reference. The FDA interprets Section 505(b)(2) of the FDCA to permit the applicant to rely upon the FDA’s previous findings of safety and efficacy for an approved product. The FDA requires submission of information needed to support any changes to a previously approved drug, such as published data or new studies conducted by the applicant or clinical trials demonstrating safety and efficacy. The FDA could require additional information to sufficiently demonstrate safety and efficacy to support approval. If the FDA later determines our applications for any of our product candidates do not meet the requirements of Section 505(b)(2), or that additional information is needed to support a marketing application for such candidates we are planning to develop under the Section 505(b)(2) pathway, we could experience delays in submitting a marketing application or in obtaining marketing approval. Moreover, even if we obtain approval for our product candidates under the Section 505(b)(2) regulatory pathway, the approval may be subject to limitations on the indicated uses for which they may be marketed or to other conditions of approval, or may contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the products.

We may seek priority review designation for our product candidates. We might not receive such designation, and even if we do, such designation may not lead to faster regulatory review or approval.

If the FDA determines that a product candidate offers a treatment for a serious condition and, if approved, the product would provide a significant improvement in safety or effectiveness, the FDA may designate the product candidate for priority review. A priority review designation means that the goal for the FDA to review an application is six months, rather than the standard review period of ten months. We may request priority review for one or more of our product candidates. The FDA has broad discretion with respect to whether or not to grant priority review status, so even if we believe a product candidate for such designation or status, the FDA may decide not to grant it. Moreover, a priority review designation does not necessarily result in an expedited regulatory review or approval process or necessarily confer any advantage with respect to approval compared to conventional FDA procedures. Receiving priority review from the FDA does not guarantee approval within the six-month review cycle or at all.

We may seek orphan drug designation from the FDA for our product candidates. We may be unable to obtain such designation or, if obtained, to maintain the benefits associated with orphan drug status, including the potential for non-patent market exclusivity.

We may seek orphan drug designation for certain of our product candidates, but we may not be able to obtain such designation or maintain the benefits associated with orphan drug designation (if obtained), including the potential for non-patent market exclusivity. Under the Orphan Drug Act, the FDA may designate a drug or biologic as an orphan drug if it is a product intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population of 200,000 or more in the United States where there is no reasonable expectation that the cost of developing the product will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers.

Generally, if a product with an orphan drug designation subsequently receives the first regulatory approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same product and indication for that time period, except in limited circumstances. Any competitor developing the same product in the same indication with orphan drug designation may block our ability to obtain orphan drug exclusivity in the future if the competitor receives marketing approval before we do. The applicable exclusivity period is seven years in the United States.

Even if we obtain orphan drug exclusivity, that exclusivity may not effectively protect our product from competition because different products can be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same product for the same condition if the FDA concludes that the later product is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In addition, a designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. Moreover, orphan drug exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the product to meet the needs of patients with the rare disease or condition or if another product with the same active moiety is determined to be safer, more effective, or represents a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a product nor gives the product any advantage in the regulatory review or approval process.

If regulatory authorities approve generic versions of our products, or do not grant our products a sufficient period of market exclusivity before approving a generic version, our ability to generate revenue may be adversely affected.

Once an NDA is approved, including under the 505(b)(2) pathway, the product covered thereby becomes a “reference listed drug” in the FDA’s publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” commonly known as the Orange Book. Manufacturers may seek approval of generic versions of reference listed drugs through submission of Abbreviated New Drug Applications and may obtain therapeutical equivalence evaluations for 505(b)(2) pathway drugs under the Food and Drug Omnibus Reform Act’s expanded authorities, in the United States. In support of an Abbreviated New Drug Application, a generic manufacturer need not conduct clinical trials to assess safety and efficacy. Rather, the applicant generally must show that its product has the same active ingredient(s), dosage form, strength, route of administration and conditions of use or labelling as the reference listed drug and that the generic version is bioequivalent to the reference listed drug, meaning it is absorbed in the body at the same rate and to the same extent. Generic products may be significantly less costly to bring to market than the reference listed drug and companies that produce generic products are generally able to offer them at lower prices. Thus, following the introduction of a generic drug, a significant percentage of the sales of any branded product or reference listed drug is typically lost to the generic product.

Generic drug manufacturers may seek to launch generic products following the expiration of any applicable exclusivity period we obtain if any of our products is approved, even if we still have patent protection. In particular, competition that our lead candidate, SCN-102, could face from generic versions could materially and adversely affect our future revenue, profitability, and cash flows and substantially limit our ability to obtain a return on the investments we have made in SCN-102.

Even if we obtain FDA approval for a product candidate in the United States, we may never obtain approval for or successfully commercialize that candidate outside of the United States, which would limit our ability to realize a product’s full market potential.

In order to market a candidate outside of the United States, we must obtain marketing authorizations and comply with numerous and varying regulatory requirements of other countries regarding quality, safety and efficacy. Clinical trials conducted in one country may not be accepted by foreign regulatory authorities, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional administrative review periods. Seeking foreign regulatory approval could result in difficulties and costs for us and require additional non-clinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. We do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market for our product candidates will be reduced and we would not be able to realize the full market potential of our product candidates.

Even if we are able to commercialize any of our product candidates, the third-party payor coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates could limit our ability to market those products and decrease our ability to generate revenue.

The availability and adequacy of coverage and reimbursement by governmental healthcare programs such as Medicare and Medicaid, private health insurers and other third-party payors in the United States are essential for most patients to be able to afford treatments such as our products or product candidates, if approved. Our ability to achieve acceptable levels of coverage and reimbursement for drug treatments by governmental authorities, private health insurers and other organizations will have an effect on our ability to successfully commercialize our products, and potentially attract additional collaboration partners to invest in the development of our product candidates. We cannot be sure that adequate coverage and reimbursement in the United States, the EU or elsewhere will be available for our products or any products that we may develop, and any reimbursement that may become available may be decreased or eliminated in the future. For more information, see “Scienture’s Business–Government Regulation– Pharmaceutical Coverage, Pricing, and Reimbursement.”

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products. In the United States, third-party payors, including private and governmental payors, such as the Medicare and Medicaid programs, play an important role in determining the extent to which new drugs, biologics and medical devices will be covered. The Medicare and Medicaid programs increasingly are used as models for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs, biologics and medical devices. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our products or product candidates.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for new products approved and, as a result, they may not cover or provide adequate payment for our products or product candidates. We expect to experience pricing pressures in connection with the sale of our products and product candidates due to the trend toward managed healthcare, the increasing influence of health maintenance organizations, and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs, medical devices and surgical procedures and other treatments, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products.

We are developing a drug-device combination product, which may result in additional regulatory risks.

Our SCN-104 injection pen will be regulated as a drug-device combination product. We currently plan to develop this product as a combination of a small molecule drug product administered using a disposable, multiple fixed dose injection pen. There may be additional regulatory risks for drug-device combination products. We may experience delays in obtaining regulatory approval of SN-104 given the increased complexity of the review process when approval of the product and a delivery device is sought under a single marketing application. In the United States, each component of a combination product is subject to the requirements established by the FDA for that type of component, whether a drug, biologic or device. The delivery device will be subject to FDA design control device requirements which comprise among other things, design verification, design validation (including human factors testing), and testing to assess performance, cleaning, and robustness. Delays in or failure of the studies conducted by us, or failure of us, our collaborators, if any, or our third-party providers or suppliers to maintain compliance with regulatory requirements could result in increased development costs, delays in or failure to obtain regulatory approval, and associated delays in SCN-104 reaching the market.

Our third party collaborators and service providers are, or may become, subject to a variety of stringent and evolving privacy and data security laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to privacy and data security. Any actual or perceived failure to comply with such obligations could expose us to significant fines or other penalties and otherwise harm our business and operations.

In the ordinary course of our business, we and the third parties upon which we rely (such as our third party CROs and other contractors and consultants) collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, financial information and data we collect about trial participants in connection with clinical trials. Our data processing activities subject us to numerous evolving privacy and data security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to privacy and data security.

The legislative and regulatory framework for the processing of personal data worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. In the United States, numerous federal, state and local laws and regulations, including federal health information privacy laws, state information security and data breach notification laws, federal and state consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws) govern the processing of health-related and other personal data.

At the state level, numerous U.S. states—including California, Virginia, Colorado, Connecticut and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording individuals certain rights concerning their personal data. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. While these states exempt some data processed in the context of clinical trials, these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

Additionally, we may be subject to new laws governing the privacy of consumer health data. For example, Washington’s My Health My Data Act broadly defines consumer health data, creates a private right of action to allow individuals to sue for violations of the law, imposes stringent consent requirements and grants consumers certain rights with respect to their health data, including to request deletion of their information. Connecticut and Nevada have also passed similar laws regulating consumer health data. These various privacy and data security laws may impact our business activities, including our identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Outside the United States, an increasing number of laws, regulations, and industry standards may govern privacy and data security. For example, the European Union’s General Data Protection Regulation and the United Kingdom’s GDPR (collectively, “GDPR”) impose strict requirements for processing personal data.

GDPR establishes stringent requirements regarding the processing of personal data, including (i) strict requirements relating to processing of sensitive data (such as health data), ensuring there is a legal basis or condition to justify the processing of personal data, where required, (ii) strict requirements relating to obtaining consent of individuals, (iii) expanded disclosures about how personal data is to be used, (iv) limitations on retention of information, (v) implementing safeguards to protect the security and confidentiality of personal data, where required, (vi) providing notification of data breaches, (v) maintaining records of processing activities, and (vii) documenting data protection impact assessments where there is high risk processing and taking certain measures when engaging third-party processors.

Under GDPR, companies may face temporary or definitive bans on data processing and other corrective activities, fines, and private litigation related to processing of personal data brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests. Non-compliance could also result in a material adverse effect on our business, financial position and results of operations.

In addition, we may be unable to transfer personal data from Europe and other jurisdictions to the United States or other countries due to data localization requirements or limitations on cross-border data flows. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal data to other countries. In particular, the European Economic Area (“EEA”) and the United Kingdom (“UK”) have significantly restricted the transfer of personal data to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and UK to the United States in compliance with law, such as the EEA’s standard contractual clauses, the UK’s International Data Transfer Agreement/Addendum, and the EU-U.S. Data Privacy Framework and the UK extension thereto (which allows for transfers to relevant U.S.-based organizations who self-certify compliance and participate in the framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the United States. If there is no lawful manner for us to transfer personal data from the EEA, the UK, or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activities activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers of personal data out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to privacy and data security laws, we are contractually subject to industry standards adopted by industry groups and may become subject to such obligations in the future. We are also bound by other contractual obligations related to privacy and data security, and our efforts to comply with such obligations may not be successful.

We may publish privacy policies, marketing materials, and other statements, such as compliance with certain certifications or self-regulatory principles, regarding privacy and data security. If these policies, materials or statements are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to privacy and data security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, and creating uncertainty. Additionally, these obligations may be subject to differing applications and interpretations, which may be inconsistent or conflict among jurisdictions. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times fail (or be perceived to have failed) in our efforts to comply with our privacy and data security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may fail to comply with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely fail, or are perceived to have failed, to address or comply with applicable privacy and data security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims) and mass arbitration demands; additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. In particular, plaintiffs have become increasingly more active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; interruptions or stoppages in our business operations (including, as relevant, clinical trials); inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

The FDA and other regulatory agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses.

If we obtain approval of any of our product candidates and we are found to have improperly promoted off-label uses of such products, we may become subject to significant liability. The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, if approved. In particular, while the FDA permits the dissemination of truthful and non-misleading information about an approved product, a manufacturer may not promote a product for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion of off-label use and has enjoined several companies from engaging in off-label promotion. The government has also imposed consent decrees, corporate integrity agreements or permanent injunctions under which specified promotional conduct must be changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Healthcare legislative reform measures may have a negative impact on our business and results of operations.

In the United States and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval. For more information, see “Scienture’s Business– Other Regulatory Requirements–Healthcare Reform.”

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry.

There are continued efforts to challenge the ACA. There are also efforts to broaden healthcare coverage. U.S. lawmakers also have explored proposals to reduce drug prices, including requiring price transparency and drug importation measures. These proposals might result in significant changes in the pharmaceutical value chain as manufacturers, pharmacy benefits managers (“PBMs”, managed care organizations and other industry stakeholders look to implement new transactional flows and adapt their business models. PBMs are third-party administrator of prescription drug programs for commercial health plans, self-insured employer plans, Medicare Part D plans (prescription drug plans), the Federal Employees Health Benefits Program, and state government employee plans

Provincial governments in Canada that provide partial funding for the purchase of pharmaceuticals and independently regulate the sale and reimbursement of drugs have sought to reduce the costs of publicly funded health programs. For example, provincial governments have taken steps to reduce consumer prices for generic pharmaceuticals and, in some provinces, change professional allowances paid to pharmacists by generic manufacturers.

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

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

●	the demand for any of our product candidates, if approved;

●	the ability to set a price that we believe is fair for any of our product candidates, if approved;

●	our ability to generate revenues and achieve or maintain profitability;

●	the level of taxes that we are required to pay; and

●	the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. In addition, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

We cannot predict what healthcare reform initiatives may be adopted in the future. We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and additional downward pressure on the price that we receive for any approved drug. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our drugs.

Inadequate funding for the FDA and other government agencies, including from government shutdowns, or other disruptions to these agencies’ operations, could hinder such agencies’ ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the United States government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Risks Related to Our Technology and Intellectual Property

We may not be able to protect our intellectual property and trade secret rights throughout the world. If our efforts to protect our intellectual property rights are inadequate, we may not be able to compete effectively in our market.

We may not be able to pursue patent coverage of our product candidates in certain countries outside of the United States. Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States may be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. The breadth and strength of our or our licensors’ patents issued in foreign jurisdictions or regions may not be the same as the corresponding patents issued in the United States. Consequently, we may not be able to prevent third parties from practicing our or our licensors’ inventions in all countries outside the United States, or from selling or importing products made using our or our licensors’ inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to certain territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

In addition to seeking patents for some of our product candidates, we also rely on trade secrets, including unpatented know-how, technology, and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time consuming, and the outcome is unpredictable. If we are unable to prevent unauthorized material disclosure of our intellectual property to third parties, we may not be able to establish or maintain a competitive advantage in the market, which could materially adversely affect our business, operating results and financial condition. If we choose to go to court to stop a third party from using any of our trade secrets, we may incur substantial costs. These lawsuits may consume our time and other resources even if successful. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protections, particularly those relating to biotechnology and biopharmaceutical products. This difficulty with enforcing patents could make it difficult for us to stop the infringement of our or our licensors’ patents or marketing of competing products otherwise generally in violation of our proprietary rights. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our or our licensors’ patents at risk of being invalidated or interpreted narrowly, put our or our licensors’ patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We depend on in-licensed intellectual property. If we fail to comply with our obligations under intellectual property licenses with third parties, we could lose license rights that are important to our business.

Scienture LLC is a party to a Feasibility Study and Animal Trial Material Manufacturing Agreement with Innocore Technologies, B.V. (“Innocore”), as amended on December 2, 2022 (the “Innocore License”), an exclusive and royalty-bearing intellectual property license agreement. In connection with our efforts to expand our pipeline of product candidates, we expect to enter into additional license agreements in the future. We expect that any future license agreements we may enter into may impose various diligence, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licensed intellectual property, or to pursue other remedies.

We may not be able to obtain licenses at a reasonable cost or on reasonable terms, or at all. Furthermore, if we lose intellectual property rights licensed under existing agreements or fail to obtain future licenses, we may be required to expend considerable time and resources to develop or license replacement technology. If we are unable to do so, we may be unable to develop or commercialize the affected proprietary technologies and product candidates, which could harm our business significantly.

If we or our licensors are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to our product candidates, and our ability to successfully commercialize our product candidates may be adversely affected. Furthermore, we do not intend to seek patent protection for one of our products, SCN-106.

Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates, their respective components, formulations, combination therapies, methods used to manufacture them and methods of treatment that are important to our business. If we or our licensors does not adequately protect our or our licensors’ intellectual property rights, competitors may be able to erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability. We and our licensors seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates that are important to our business. We may in the future also license or purchase patent applications filed by others. If we or our licensors are unable to secure or maintain patent protection with respect to our product candidates and any proprietary product candidates and technology we develop, our business, financial condition, results of operations, and prospects could be materially harmed.

If the scope of the patent protection we or our licensors obtain is not sufficiently broad, we may not be able to prevent others from developing and commercializing products and technology similar or identical to our product candidates or otherwise maintain a competitive advantage. The degree of patent protection we require to successfully compete in the marketplace may be unavailable or severely limited in some cases and may not adequately protect our rights or permit us to gain or keep any competitive advantage. We cannot provide any assurances that any of our or our licensors’ patents have, or that any of our or our licensors’ pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our product candidates or otherwise provide any competitive advantage. In addition, to the extent that we license intellectual property, we cannot make assurances that those licenses will remain in force.

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us, or otherwise provide us with any competitive advantage. The scope of the invention claimed in a patent application can be significantly reduced before the patent is issued, and this scope can be reinterpreted after issuance. Any patents that eventually issue may be challenged, narrowed or invalidated by third parties. Consequently, we do not know whether any of our product candidates will be protectable or remain protected by valid and enforceable patent rights. Our competitors or other third parties may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The patent prosecution process is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. In addition, we may not pursue or obtain patent protection in all relevant markets. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering product candidates that we license from third parties and are reliant on our licensors. Therefore, we cannot be certain that these patents and applications will be prosecuted and enforced in a manner consistent with the best interests of our business. If such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

Furthermore, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, is limited. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases, at all. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions, and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability, and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our product candidates or which effectively prevent others from commercializing competitive products.

The issuance of a patent is not conclusive as to its inventorship, scope, validity, or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. We or our licensors may in the future, become subject to a third-party pre-issuance submission of prior art, opposition, derivation, revocation, re-examination, post-grant and inter partes review, or interference proceeding and other similar proceedings challenging our patent rights or the patent rights of others in the USPTO or other foreign patent office. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated, or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical products, or limit the duration of the patent protection of our product candidates.

Furthermore, given the amount of time required for the development, testing, and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to our product candidates.

In addition, we rely on certain of our licensors to prosecute patent applications and maintain patents and otherwise protect the intellectual property we license from them and may continue to do so in the future. We have limited control over these activities or any other intellectual property that may be related to our in-licensed intellectual property. For example, we cannot be certain that such activities by these licensors have been or will be conducted in compliance with applicable laws and regulations or will result in valid and enforceable patents and other intellectual property rights. We have limited control over the manner in which our licensors initiate an infringement proceeding against a third-party infringer of the intellectual property rights or defend certain of the intellectual property that is licensed to us. It is possible that any licensors’ infringement proceeding or defense activities may be less vigorous than had we conducted them.

Moreover, some of our owned and in-licensed patents and patent applications may in the future be co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products and technology. In addition, we or our licensors may need the cooperation of any such co-owners of our owned and in-licensed patents in order to enforce such patents against third parties, and such cooperation may not be provided to us or our licensors. Any of the foregoing could have a material adverse effect on our competitive position, business, financial conditions, results of operations and prospects.

Notwithstanding the importance of obtaining and maintaining patent protection for our products, we are not pursuing, and do not intend in the future to pursue, patent protection for one of our products, SCN-106. SCN-106 is a potential biosimilar product. Developing and commercializing a biosimilar product is time consuming, costly, and subject to numerous factors that may delay or prevent such development and commercialization. The biosimilar markets in which we compete are undergoing and are expected to continue to undergo, rapid and significant change. We expect competition to intensify as technology advances and consolidation continues. New developments by other manufacturers and distributors could render our products uncompetitive or obsolete.

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

Even if we are able to obtain regulatory approvals for SCN-106, the commercial success of SCN-106 is dependent upon market acceptance. Levels of market acceptance for our product could be affected by several factors, including:

internal control over financial reporting a. the availability of alternative products from our competitors;

b. the prices of our products relative to those of our competitors;

c. the timing of our market entry;

d. the ability to market our products effectively at the institutional level;

e. the perception of patients and the healthcare community, including third-party payers, regarding the safety, efficacy and benefits of our drug products compared to those of competing products; and

f. the acceptance of our products by government and private formularies.

Some of these factors will not be in our control, and SCN-106 may not achieve expected levels of market acceptance. Many of our competitors in the biosimilar space have longer operating histories and greater financial, research and development, marketing, and other resources than we do. Consequently, some of our competitors may be able to develop biosimilar products and/or processes competitive with, or superior to, our products and/or processes and can enter the market prior to or after we launch the product. Furthermore, we may not be able to offer customers payment and other commercial terms as favorable as those offered by our competitors. Such actions have the potential to significantly reduce the potential market share and profitability of SCN-106.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies. Our patent protection could be reduced or eliminated for non-compliance with these requirements.

We cannot be certain that an allowed patent application will become an issued patent because there may be events that cause withdrawal of the allowance of a patent application. For example, after a patent application has been allowed, but prior to being issued, material that could be relevant to patentability may be identified. In such circumstances, the applicant may pull the application from allowance in order for the USPTO to review the application in view of the new material. We cannot be certain that the USPTO will issue the application in view of the new material. Periodic maintenance fees on any issued patent are due to be paid to the USPTO and foreign countries may require the payment of maintenance fees or patent annuities during the lifetime of a patent application and/or any subsequent patent that issues from the application. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and following the issuance of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application. Such noncompliance can result in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. Such an event could have a material adverse effect on our business.

Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.

If we or one of our licensing partners initiates legal proceedings against a third party to enforce a patent covering our product candidates, the defendant could counterclaim that the patent covering our product candidates, as applicable, is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace, and there are various grounds upon which a third party can assert invalidity or unenforceability of a patent. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, inter partes review, post grant review and equivalent proceedings in foreign jurisdictions (such as opposition proceedings). Such proceedings could result in revocation or amendment to our or our licensors’ patents in such a way that they no longer cover our product candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, our licensors and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, or if we are otherwise unable to adequately protect our or our licensors’ rights, we would lose at least part, and perhaps all, of the patent protection on our product candidates. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

Changes to patent law in the United States and in foreign jurisdictions could diminish the value of our patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biotechnology and biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology and biopharmaceutical industry involves both technological and legal complexity, and is therefore costly, time-consuming and inherently uncertain. Patent reform legislation in the U.S. and other countries could increase those uncertainties and costs. Passed in 2011, the Leahy-Smith America Invents Act (the “Leahy-Smith Act”) made a number of significant changes to U.S. patent law, including provisions affecting the way patent applications are prosecuted, redefining prior art and providing more efficient and cost-effective avenues for competitors to challenge the validity of patents. In addition, the Leahy-Smith Act transformed the U.S. patent system into a “first-to-file” system, effective on March 16, 2013 and has impacted our business by making it more difficult to obtain patent protection for our inventions and increasing the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents.

Moreover, recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our or our licensors’ ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our or our licensors’ ability to obtain new patents or to enforce our or our licensors’ existing patents and patents that we or our licensors might obtain in the future. We cannot predict how future decisions by the courts, Congress or the USPTO may impact the value of our or our licensors’ patents. Similarly, any adverse changes in the patent laws of other jurisdictions could have a material adverse effect on our business and financial condition. Changes in the laws and regulations governing patents in other jurisdictions could similarly have an adverse effect on our ability to obtain and effectively enforce our patent rights.

If we do not obtain patent term extension for our current product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of any FDA marketing approval of our current product candidates, one or more of our or our licensors’ U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent extension term of up to five years as compensation for patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent may be extended and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. However, we may not be granted an extension because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply for a patent extension within applicable deadlines, failing to apply prior to expiration of relevant patents, or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or the term of any such extension is less than we believe we are entitled to, our competitors may obtain approval of competing products sooner than we would expect, and our business, financial condition, results of operations, and prospects could be materially harmed.

We may become involved in lawsuits to protect or enforce our intellectual property rights, which could be distracting, expensive, time consuming, and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that our patents or our licensors’ patents are invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that the patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing. Defense against these assertions, non-infringement, invalidity or unenforceability regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our infringing products, which may be impossible or require substantial time and monetary expenditure.

Post-grant proceedings provoked by third parties or brought by the USPTO may be brought to determine the validity or priority of inventions with respect to our patents or patent applications or those of our licensors. An unfavorable outcome could result in a loss of our current patent rights and could require us to cease using the related technology or require us to obtain license rights from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Litigation or post-grant proceedings may result in a decision adverse to our interests and, even if successful, may result in substantial costs and distract our management, employees, and contractors. We may not be able to prevent, alone or with our licensors, misappropriation of our trade secrets or confidential information, particularly in countries where the laws may not protect those rights as fully as those within the United States.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, our licensors may have rights to file and prosecute such claims, and we are reliant on them.

We may be subject to claims challenging the inventorship or ownership of our intellectual property or asserting that we violated intellectual property rights of others, the outcome of which would be uncertain. These claims could be extremely costly to defend, could require us to pay significant damages and limit our ability to operate, and could distract our personnel from normal responsibilities.

Our commercial success depends upon our ability and the ability of our collaborators to commercialize, develop, manufacture, market, and sell our product candidates without infringing the proprietary rights of third parties. We have yet to conduct comprehensive freedom to operate searches to determine whether we would infringe patents issued to third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our product candidates, including interference proceedings before the USPTO. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing its product candidates. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

If a third party alleges that we infringe its intellectual property rights, we may face a number of issues, including, but not limited to:

●	infringement and other intellectual property misappropriation which, regardless of merit, may be expensive and time-consuming to litigate and may divert management’s attention from our core business;

●	substantial damages for infringement or misappropriation, which we may have to pay if a court decides that the product or technology at issue infringes on or violates the third-party’s rights, and, if the court finds we have willfully infringed intellectual property rights, we could be ordered to pay treble damages and the patent owner’s attorneys’ fees;

●	an injunction prohibiting us from manufacturing, marketing or selling our product candidates, or from using our proprietary technologies, unless the third party agrees to license its patent rights to us;

●	even if a license is available from a third party, we may have to pay substantial royalties, upfront fees and other amounts, and/or grant cross-licenses to intellectual property rights protecting our product candidates; and

●	we may be forced to try to redesign our product candidates or processes so they do not infringe third-party intellectual property rights, an undertaking which may not be possible or which may require substantial monetary expenditures and time.

Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because they have substantially greater resources. In addition, any uncertainties resulting from the initiation and continuation of any litigation could have a material adverse effect on our ability to raise the funds necessary to continue our operations or could otherwise have a material adverse effect on our business, results of operations, financial condition and prospects.

Third parties may assert that we are employing their proprietary technology without authorization. Patents issued in the United States by law enjoy a presumption of validity that can be rebutted only with evidence that is “clear and convincing,” a heightened standard of proof. There may be issued third-party patents of which we are currently unaware with claims to compositions, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Patent applications can take many years to issue. There may be currently pending patent applications which may later result in issued patents that may be infringed by our product candidates. Moreover, we may fail to identify relevant patents or incorrectly conclude that a patent is invalid, not enforceable, exhausted, or not infringed by its activities. If any third-party patents, held now or obtained in the future by a third party, were found by a court of competent jurisdiction to cover the manufacturing process of our product candidates, constructs or molecules used in or formed during the manufacturing process, or any final product or methods use of the product, the holders of any such patents may be able to block our ability to commercialize the product unless we obtained a license under the applicable patents, or until such patents expire or they are finally determined to be held invalid or unenforceable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover any aspect of our formulations, any combination therapies or patient selection methods, the holders of any such patent may be able to block our ability to develop and commercialize the product unless we have obtained a license or until such patent expires or is finally determined to be held invalid or unenforceable. In either case, such a license may not be available on commercially reasonable terms or at all. If we are unable to obtain a necessary license to a third-party patent on commercially reasonable terms, or at all, our ability to commercialize our product candidates may be impaired or delayed, which could in turn significantly harm our business. Even if we obtain a license, such license may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. In addition, if the breadth or strength of protection provided by our patents and patent applications are threatened, it could dissuade companies from collaborating with us to license, develop or commercialize our product candidates.

Parties making claims against us may seek and obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defense of these claims, regardless of their merit, could involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign its infringing product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need or may choose to obtain licenses from third parties to advance its research or allow commercialization of its product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize its product candidates, which could harm our business significantly.

We generally enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and contractors. These agreements generally provide that inventions conceived by the party in the course of rendering services to us will be our exclusive property. However, these agreements may not be honored and may not effectively assign intellectual property rights to us. Moreover, there may be some circumstances where we are unable to negotiate for such ownership rights. Disputes regarding ownership or inventorship of intellectual property can also arise in other contexts, such as collaborations and sponsored research. If we are subject to a dispute challenging our rights in or to patents or other intellectual property, such a dispute could be expensive and time-consuming. If we are unsuccessful, we could lose valuable rights in intellectual property that we regard as our own.

This is especially relevant as some of our employees and contractors may have been previously employed at, or may have previously provided or may be currently providing consulting services to, universities or other biotechnology or pharmaceutical companies, including our competitors or potential competitors. We could in the future be subject to claims that we or our employees and contractors have inadvertently or otherwise used or disclosed alleged trade secrets or other confidential information of former employers or competitors. Although we try to ensure that our employees and contractors do not use the proprietary information or know how of others in their work for us, we may be subject to claims that we caused an employee or contractor to breach the terms of his or her non-competition or non-solicitation agreement, or that we or our employees or contractors have, inadvertently or otherwise, used or disclosed intellectual property, including trade secrets or other proprietary information, of a former employer or competitor. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

European patents and patent applications could be challenged in the recently created Unified Patent Court for the European Union.

We or our licensors’ European patents and patent applications could be challenged in the recently created Unified Patent Court (“UPC”) for the European Union. We may decide to opt out our European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our or our licensors’ European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. A successful invalidity challenge to a European patent under the UPC would result in loss of patent protection in those European countries. Accordingly, a single proceeding under the UPC could result in the partial or complete loss of patent protection in numerous European countries, rather than in each validated European country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize our technology and product candidates and, resultantly, on our business, financial condition, prospects and results of operations.

Our use, or the use by our third party collaborators and service providers, of new and evolving technologies, such as artificial intelligence (“AI”) and machine learning (“ML”), may result in spending additional resources and present new risks and challenges that can impact our business, including by posing security and other risks to our sensitive data. As a result, we may be exposed to reputational harm, other adverse consequences, and liability.

The use of new and evolving technologies, such as AI/ML, in our operations, and the operations of third parties upon which we rely presents new risks and challenges that could negatively impact our business. The use of certain AI/ML technologies can give rise to intellectual property risks, including compromises to proprietary intellectual property and intellectual property infringement. Additionally, several jurisdictions around the globe, including Europe and certain U.S. states, have proposed, enacted, or are considering, laws governing the development and use of AI/ML, such as the European Union’s AI Act. We expect other jurisdictions will adopt similar laws. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML. These obligations may make it harder for us to conduct our business using AI/ML, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML, or prevent or limit our use of AI/ML. For example, the Federal Trade Commission has required other companies to turn over (or disgorge) valuable insights or trainings generated through the use of AI/ML where they allege the company has violated privacy and consumer protection laws. If we cannot use AI/ML or our use is restricted, our business may be less efficient, or we may be at a competitive disadvantage.

The rapid evolution of AI/ML will require the application of significant resources to design, develop, test and maintain our products and services to help ensure that AI/ML is implemented in accordance with applicable law and regulation and in a socially responsible manner and to minimize any real or perceived unintended harmful impacts. Our vendors may in turn incorporate AI/ML tools into their own offerings, and the providers of these AI/ML tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI/ML, to engage in illegal activities involving the theft and misuse of sensitive data. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business.

If our trademarks and trade names are not adequately protected then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We rely on both registration and common law protection for our trademarks. We may not be able to protect our rights to these trademarks and trade names or may be forced to stop using these names, which we need for name recognition by potential partners or customers in our markets of interest. During the trademark registration process, we may receive so called “Office Actions” from the USPTO objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and/or to seek the cancellation of registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our business may be adversely affected.

Risks Related to Our Common Stock

We may not be able to comply with Nasdaq’s continued listing standards.

There is no guarantee that we will be able to maintain our listing on Nasdaq for any period of time by perpetually satisfying Nasdaq’s continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from Nasdaq. At times, including during our 2023 and 2024 fiscal years, we have received deficiency notices from Nasdaq regarding our inability to comply with various of the continued listing rules (including stockholders’ equity requirements, publicly held share requirements, and timely filing requirements). For example, the Company received a written notice from the Listing Qualifications department of Nasdaq on January 3, 2025, indicating that the Company (i) was not in compliance with Nasdaq Listing Rule 5620(a), due to the Company not holding an annual meeting of stockholders in 2024 within one year of the Company’s 2023 fiscal year end and (ii) had until February 18, 2025, to . We have taken steps to attempt to regain compliance with Nasdaq Listing Rule 5620(a), including by scheduling a 2024 annual meeting of stockholders for March 10, 2025, and filing a proxy statement for such meeting with the SEC on January 27, 2025, as amended on February 18, 2025.We timely submitted a plan to Nasdaq proposing to regain compliance by holding the 2024 annual meeting of stockholders on March 10, 2025. On February 24, 2025, Nasdaq notified us that it has accepted our plan and determined to grant us an extension to regain compliance with Nasdaq Listing Rule 5620(a) until March 10, 2025, the date that we will hold the 2024 annual meeting of stockholders.

While the Company believes it will be able to timely regain compliance with Nasdaq’s continued listing requirements, there can be no assurance that the Company will be able to regain compliance with Nasdaq Listing Rule 5620(a) or will otherwise be able to maintain compliance with other Nasdaq listing criteria. If our common stock were to be delisted from Nasdaq, it would likely reduce the liquidity of our common stock, and, among other things, may decrease the attractiveness of our common stock to the investment community, and make it more difficult for us to issue equity securities for capital raising purposes or for acquisitions.

Our common stock has in the past been a “penny stock” under SEC rules, and may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”

In the past (including immediately prior to our common stock being listed on Nasdaq in February 2020), our common stock was a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). While our common stock is not now considered a “penny stock” because it is listed on Nasdaq, if we are unable to maintain that listing, unless we maintain a per-share price above $5.00, our common stock will become “penny stock.” These rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

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

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock may be classified as a “penny stock” in the future.

The exercise of outstanding warrants, options and other securities that are exercisable into shares of our common stock will be dilutive to our existing stockholders.

As of the date of this Registration Statement, we had outstanding various warrants, stock options and other securities that are exercisable into shares of our common stock. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders. The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock.

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

Although we declared special cash dividends in the first and third quarters of 2024, those dividends were declared as the result of a sale various business assets and not paid from cash generated in our operations. The Company has not historically paid or declared any dividends on our common stock or preferred stock. Any future dividends on common stock will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate. As such, the return on your investment, if any, has historically been dependent solely on an increase, if any, in the market value of our common stock.

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

We maintain a cyber-risk management program which is intended to assist in assessing, identifying, and managing material risks from cybersecurity threats to our data and information systems. This program is to ensure that cybersecurity considerations are included in decision-making processes throughout the Company.

Our approach consists of, among other things, cybersecurity threat and vulnerability prevention, detection, mitigation and remediation of potential cybersecurity risks. We employ cybersecurity intrusion detection systems and continuous monitoring, in order to help defend against unauthorized access. We also employ identity-based access controls and identity authentication requirements. Access to the Company’s data is monitored and controlled according to access control policies. Data protection and privacy practices, including data loss prevention, help to safeguard sensitive information. We have also outsourced significant elements of our information technology infrastructure; as a result, we manage independent vendor relationships with third parties who are responsible for maintaining significant elements of our information technology systems and infrastructure.

Our Board of Directors is responsible for oversight of our cyber-risk management program and management’s role is to assist the Board of Directors in identifying and considering material cybersecurity risks, ensure implementation of management and employee level cybersecurity practices and training and provide the Board of Directors with regular reports regarding any cybersecurity attacks or vulnerabilities.

As of the date of this Annual Report on Form 10-K, we have not experienced any significant cybersecurity attacks and, to date, the risks from cybersecurity threats have not materially affected, or are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. For more information regarding the risks the Company faces from cybersecurity threats, see “Item 1A. Risk Factors––Risks Related to Our Business and Operations––We are increasingly dependent on information technology, and our systems and infrastructure face certain risks, including cybersecurity and data leakage risks.”

ITEM 2.	PROPERTIES

We do not own any real property.

We entered into a lease for Integra Pharma Solutions, LLC at 6308 Benjamin Road, Tampa, Florida 33634 for approximately $43,000 per year ($3,583 per month) under a five-year lease agreement, effective October 17, 2018, occupying approximately 6,300 square feet.

Scienture LLC entered into a lease at 20 Austin Boulevard, Commack, NY 11725 for approximately $29,621 per year ($2,468 per month) under a 22-month agreement, effective October 1, 2023.

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

For a description of our material pending legal proceedings, please see “Note 15 – Contingencies”. to the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplemental Data.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock was approved for listing on Nasdaq on February 13, 2020, under the symbol “MEDS”. On September 24, 2024, in connection with our acquisition of Scienture, Inc. (k/n/a Scienture, LLC), we changed our symbol to “SCNX”. Prior to February 13, 2020, our common stock traded on the OTCQB Market under the symbol “TRXD”. At present, there is a limited market for our common stock.

Common Stock and Preferred Stock Outstanding and Holders of Record

As of March 26, 2025, we had 12,515,019 shares of common stock outstanding, held by 90 stockholders of record, not including holders who hold their shares in street name as well as 1,575,900 shares of preferred stock issued and outstanding.

Dividend Policy

Although we paid a special cash dividend in the first and third quarters of 2024, we have not historically paid or declared any cash dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors have historically relied on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Recent Sales of Unregistered Securities

During the year ended December 31, 2024, the Company issued 490,698 shares of common stock for services. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for this issuance.

On July 12, 2024, the Company converted 290 shares of Series C Preferred Stock into 52,158 shares of common stock at the election of the holder. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for this issuance.

On July 25, 2024, as consideration for the acquisition of Scienture LLC, the Company issued to former Scienture, Inc. stockholders an aggregate amount of (i) 291,536 shares of the Company’s common stock and (ii) 6,826,713 shares of the Company’s Series X Non-Voting Convertible Preferred Stock, par value $0.00001 per share (the “Series X Preferred Stock”), each share of which was convertible into one share of common stock. On September 20, 2024, all shares of Series X Preferred Stock were converted into a total of 6,826,753 shares of common stock. Such issuances were made in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

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

Also in August 2024, the Company issued 28,571 shares of common stock pursuant to the exercise of warrants on a cashless basis. Such issuances were made in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

On November 22, 2024, the Company issued 55,000 shares of common stock pursuant to a Securities Purchase Agreement dated November 22, 2024. On November 25, 2024, the Company issued 70,000 shares of common stock pursuant to purchase agreement dated November 25, 2024. Such issuances were made in reliance on the exemptions from registration pursuant to Section 4(a)(2) of the Securities Act.

In each case, the issuance did not involve a public offering and was made without general solicitation or general advertising, and the recipient of the shares was an accredited investor.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any shares of common stock during the year ended December 31, 2024.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company’s historical performance and financial condition should be read together with the consolidated financial statements and related notes in the section entitled “Item 8. Financial Statements and Supplemental Data” of this Annual Report. This discussion contains forward-looking statements based on the views and beliefs of our management, as well as assumptions and estimates made by our management. See the section entitled “Cautionary Statement Regarding Forward-Looking Information” above. These statements by their nature are subject to risks and uncertainties and are influenced by various factors. As a consequence, actual results may differ materially from those in the forward-looking statements. See “Item 1A. Risk Factors” of this Annual Report for the discussion of risk factors. For all periods presented, the consolidated statements of income and consolidated balance sheet data have been adjusted for the reclassification of discontinued operations information, unless otherwise noted. All references to years relate to the calendar year ended December 31 of the particular year.

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Recent Events. Summary of material transactions occurring during year ended December 31, 2024.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2024, and 2023.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

On September 20, 2024, the Company filed with the Secretary of State of the State of Delaware an amendment to its Second Amended and Restated Certificate of Incorporation to change the legal name of the Company from “TRxADE HEALTH, Inc.” to “Scienture Holdings, Inc.”

The Company owned, as of December 31, 2024, 100% of Softell Inc. (f/k/a Trxade Inc.), Integra Pharma Solutions, LLC and Scienture, LLC (f/k/a Scienture, Inc.).

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

The Company is in the process of determining a divestment and winddown plan for Softell and IPS. On January 25, 2025, the Company’s Board of Directors approved the preparation of a divestment and winddown plan for the winddown of each of Softell, IPS, Bonum Health, Inc., and Bonum.

Scienture LLC is a New York based branded, specialty pharmaceutical research company which is engaged in the research and development of branded pharmaceutical products. The intellectual property application process was initiated in November 2019 and the product development activities commenced in January 2020. Scienture LLC also plans to foray into commercialization of innovative and branded pharmaceutical products in the US market. Scienture LLC’s assets in development are across therapeutics areas and indications and cater to different market segments. Scienture LLC’s mission is to identify, develop and bring to market innovative technology-based products to address unmet medical needs. Its targeted portfolio consists of short term and long-term opportunities with efficient development, regulatory, and go to market strategies.

Acquisitions

See ITEM 1 of PART 1

Dispositions

See ITEM 1 of PART 1

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

Liquidity Outlook Cash Explanation

Cash Requirements

Our primary objectives for the year of 2025 are expected to be the continued implementation of the Scienture LLC business plan, and to complete potential strategic transactions of our business-to-consumer subsidiaries, which may include a potential sale, spin-off, fund raising, combination or other strategic transaction, and also include the winding down of such entities. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all. We may also raise additional funding in the future through the sale of equity.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses from January 2025 to December 2025	Amount
General and administrative (1)	$9,800,000
Total	$9,800,000

(1) Includes estimated wages and payroll, legal and accounting, marketing, rent and research and development.

We may require additional funding in the future to implement on our business plan and potentially to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue using the same marketing and management strategies to promote our IPS assets and operations, exploring strategic transactions involving our corporate assets, while also seeking to expand our and Scienture LLC operations organically or through acquisitions, as funding and opportunities arise. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

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

As of December 31, 2024, the Company had an accumulated deficit of $39,038,973 and $308,096 in cash.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the following periods:

	Year Ended
	December 31,			Percent
	2024	2023	Change	Change
Net cash (used in) provided by operating activities from continuing operations	(13,286,163)	3,645,257	(16,931,420)	-464%
Net cash used in operating activities from discontinued operations	(979,075)	(5,870,449)	4,891,373	-83%
Operating Activities	(14,265,238)	(2,225,192)	(12,040,046)	541%

Net cash used in investing activities from continuing operations	(2,379,024)	(344,454)	(2,034,570)	591%
Net cash provided by investing activities from discontinued operations	29,931,815	68,737	29,863,078	43445%
Investing Activities	27,552,791	(275,717)	27,828,508	-10093%

Net cash (used in) provided by financing activities from continuing operations	(12,974,770)	1,906,332	(14,881,102)	-781%
Net cash used in financing activities from discontinued operations	(5,000)	(500,000)	495,000	-99%
Financing Activities	(12,979,770)	1,406,332	(14,386,102)	-1023%
Net change in cash	$307,782	$(1,094,577)	$1,402,358	-128%

Cash used in operating activities for the year ended December 31, 2024, was $14,265,238 compared to $2,225,192 in 2023. The increase in cash used in operations for the year ended December 31, 2024 was mainly due to our net loss and cash used in operating assets and liabilities in 2024 driven by other receivables, partially offset by non-cash charges.

Cash provided by investing activities for the year ended December 31, 2024, was $27,552,791 and cash used in investing activities was $275,717 for the year ended December 31, 2023. The increase in cash provided by investing activities in 2024 was primarily due to the MMS disposition in the first quarter and cash received in acquisition of Scienture, Inc., partially offset by the investment in securities of $2,500,000.

Cash provided by in financing activities for the year ended December 31, 2024, was ($14,979,770) compared to $1,406,332 of cash provided by financing activities for the year ended December 31, 2023. The change was primarily due to the payment of dividends of $14,858,831 in 2024. In August 2024, the Company received note proceeds of $314,000 and $2,640,000 in net proceeds from convertible debenture in November 2024.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Year Ended December 31, 2024, compared to Year Ended December 31, 2023

	Year Ended
	December 31,			Percent
	2024	2023	Change	Change
Revenues	$136,643	1,363,830	(1,227,187)	-90%
Cost of sales	130,638	1,314,800	(1,184,162)	-90%
Gross profit	6,005	49,031	(43,026)	-88%
Operating expenses:
Wage and salary expense	2,111,066	626,547	1,484,519	237%
Professional fees	1,458,332	875,136	583,196	67%
Accounting and legal expense	1,807,041	1,506,881	300,160	20%
Technology expense	416,311	100,280	316,031	315%
General and administrative (including stock-based compensation expense)	6,677,580	1,336,637	5,340,943	400%
Research and development	2,236,690	-	2,236,690	100%
Total operating expenses	14,707,020	4,445,482	10,261,538	231%
Change in fair value of warrant liability	(182,982)	(148,420)	(34,562)	23%
Change in fair value of derivative liability	180,383	-	180,383	100%
Investment impairment	(2,500,000)	-	(2,500,000)	-100%
Interest income	135,337	4,198	131,139	3124%
Loss on disposal of asset	(374,968)	(2,798,968)	2,424,000	-87%
Interest expense	(1,335,631)	(1,143,223)	(192,408)	17%
Net loss from continuing operations	(18,778,876)	(8,482,864)	(10,296,011)	121%

Benefit / (provision) for income taxes	534,396	-	534,396	100%
Net loss from continuing operations, net of tax	(18,244,480)	(8,482,864)	(9,761,615)	87%
Income (loss) from discontinued operations, net of tax	27,310,278	(9,360,710)	36,670,988	-392%
Net income/(loss)	$9,065,798	$(17,843,574)	$26,909,372	-151%

There were $136,643 in revenues for the year ended December 31, 2024. Revenues decreased by $1,227,187, compared to the same period ended December 31, 2023 primarily because of the disposition of the assets and operations of Softell completed in February 2024 which resulted in the Company having fewer revenue generating operations when compared to the comparable period in 2023.

For the year ended December 31, 2024, cost of goods sold and gross profit were $130,638 and $6,005, and $1,314,800 and $49,031, all respectively for the same period in 2023. Cost of goods sold decreased by $1,184,162, compared to the same period ended December 31, 2023 primarily because of the disposition of the assets and operations of Softell completed in February 2024 which resulted in the Company having fewer cost of goods sold. Gross profit as a percentage of sales was 4.39% for the year ended December 31, 2024, compared to 3.60% for the year ended December 31, 2023.

Wages and salary expense increased by $1,484,520 for the year ended December 31, 2024 to $2,111,067 compared to $626,547 for the comparable period in 2023. The increase is primarily due to an increase in salary of the COO and CEO of IPS, as well as the increased personnel as a result of the Scienture Merger in July 2024, as compared to the same period in 2023.

Professional fees increased by $583,196 to $1,458,332 compared to $875,136 for the comparable period in 2023. The increase was primarily due to increase in Board members’ fees and consulting expense and post- acquisition professional fees of Scienture LLC.

Accounting and legal expenses increased by $162,836 for the year ended December 31, 2024 to $1,669,717 compared to $1,506,881 for the comparable period in 2023. The increase is primarily due to increase in amount of legal services during the year ended December 31, 2024 as compared to the same period in 2023.

General and administrative expenses (including stock-based compensation expense) increased by $5,369,446 for the year ended December 31, 2024, to $6,706,082 compared to $1,336,637 for the comparable period in 2023. The increase was mainly due to shares issued for services at fair value of $4,598,294 in 2024.

Technology expense increased by $316,031 for the year ended December 31, 2024 to $416,311 compared to $100,280 for the comparable period in 2023. The increase was mainly due to increased software expense and software support expense.

Research and development expense pertaining to Scienture LLC’s operations post-acquisition was $2,236,690 for the year ended December 31, 2024. Research and development expenses was mainly due to contract research organization costs of Scienture LLC. Total expenses by program were as follows:

		Year Ended
		December 31,
Project Codes	Product Name	2024
SCN-102	Losartan	$1,158,130
SCN-104	DHE	703,938
SCN-106	Alteplase	250,000
SCN-107	Bupivacaine	124,621
Total research and development expense		$2,236,690

We had interest expense of $1,335,631 for the year ended December 31, 2024, compared to interest expense of $1,143,223 for the year ended December 31, 2023. The increase is due to the interest expense on Scienture LLC’s convertible debt, the convertible notes issued in August and 2024, and related debt discount amortization on these notes, partially offset by the Superlatus notes no longer being outstanding after its disposition in early 2024.

We recognized a loss on the change in the fair value of the warrant liability of $182,982 for the year ended December 31, 2024 compared to a loss of $148,420 during the year ended December 31, 2023, based on the underlying valuation inputs.

We recognized a loss on the change in the fair value of the derivative liability of $180,383 for the year ended December 31, 2024, based on the underlying valuation inputs and the conversion features of the Arena convertible debenture.

We recognized impairment loss of $2,500,000 of the investment in equity securities for the year ended December 31, 2024.

During the year ended December 31, 2024, the Company incurred a net loss from continuing operations of $18,244,480 compared to $8,482,864 for the year ended December 31, 2023. The change was due to change in operating income, other income (expense), and provision for income taxes.

Net income from discontinued operations increased by $36,670,988 to a net income of $27,310,278 for the year ended December 31, 2024, compared to a net loss from discontinued operations of $9,360,710 for the year ended December 31, 2023. The increase was primarily due to the disposal of Softell assets, partially offset by loss on disposal of Superlatus during the year ended December 31, 2024.

Liquidity and Capital Resources

Cash

Cash was $308,096 as of December 31, 2024, compared to $314 as of December 31, 2023. The increase in cash was primarily due to the proceeds in February 2024 and May 2024 related to the disposition of certain assets to MMS as described above and convertible debentures issued in November 2024. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	December 31,			Percent
	2024	2023	Change	Change
Cash	$308,096	$314	$307,782	98020%
Current assets (excluding cash)	$5,997,381	$2,752,749	$3,244,632	118%
Current liabilities	$7,906,893	$11,556,355	$(3,649,462)	-32%
Working capital	$(1,601,416)	$(8,803,292)	$7,201,876	-82%

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

The increase in cash as of December 31, 2024 compared to 2023 was primarily due to the proceeds received in February 2024 and May 2024 resulting from the disposition of assets to MMS as described above, as well as the convertible note issued in August 2024 and convertible debentures issued in November 2024.

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

IPS is a licensed wholesaler of brand, generic and non-drug products to Customers. IPS takes orders for products, creates invoices for each order and recognizes revenue at the time the product is shipped to the Customer. Customer returns are not material. Step One: Identify the contract with the Customer – IPS requires that an application and a credit card for payment be completed by the Customer prior to the first order. Each transaction is evidenced by an order form sent by the Customer and an invoice for the product is sent by IPS. The collection is probable based on the application and credit card information provided prior to the first order. Step Two: Identify the performance obligations in the contract – Each order is distinct and evidenced by the shipping order and invoice. Step Three: Determine the transaction price – The consideration is variable if product is returned. The variability is determined based on the return policy of the product manufacturer. There are no sales or volume discounts. The transaction price is determined at the time of the order evidenced by the invoice. Step Four: Allocate the transaction price – There is no difference between contract price and “stand-alone selling price”. Step Five: Recognize revenue when or as the entity satisfies a performance obligation – The Revenue is recognized when the product is shipped to the Customer.

The Urgent Company, Inc., which was a wholly-owned subsidiary, is a retail and distribution provider of prepackaged, prepared foods. Subsequent to December 31, 2023, we divested our interest in The Urgent Company, Inc.

Acquisitions, Goodwill and Other Intangible Assets

The Company allocates the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The excess value of the cost of an acquired business over the estimated fair value of the assets acquired and liabilities assumed is recognized as goodwill. The Company uses a variety of information sources to determine the value of acquired assets and liabilities, including: identifiable intangibles.

Goodwill and indefinite-lived intangibles are not amortized but are instead evaluated annually for impairment as part of the Company’s annual financial review, or when indicators of a potential impairment are present. The annual test for impairment performed for goodwill can be qualitative or quantitative, taking into consideration certain factors surrounding the fair value of the goodwill including, level by which fair value exceeded carrying value in the prior valuation, as well as macroeconomic factors, industry conditions and actual results at the test date.

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

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

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

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

FORM 10-K

For the Year Ended December 31, 2024

PART II: FINANCIAL INFORMATION

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Scienture Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Scienture Holdings, Inc. (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the each of the years ended then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Business combination - Fair value of acquired intangible assets

Description of the matter

As discussed in Note 1 and Note 3 to the consolidated financial statements, on July 25, 2024, the Company acquired Scienture, Inc. in a transaction accounted for as a business combination. As a result of the transaction, the Company recognized acquired technology associated with the generation of future income. The acquisition-date fair value of the acquired technology was $76.4 million.

We identified the determination of the fair values of the identifiable intangible assets as a critical audit matter. The Company’s estimation of the acquisition date fair values of certain identifiable intangible assets is complex, requires management’s judgment and involves the use of significant estimates and assumptions, including selection of the appropriate valuation methodology, revenue growth rates, forecasted expenses, royalty rates, and discount rates. Auditing these elements involved especially challenging and subjective auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

How We Addressed the Matter in our Audit

The following are the primary procedures we performed to address this critical audit matter:

●	Assessing the reasonableness of projected revenue growth rates and forecasted expenses through: (i) evaluating historical performance of the acquired entity, and (ii) assessing financial projections against market trends, industry metrics and peer-group/guideline companies.

●	Utilizing personnel with specialized knowledge and skill with valuation to assist in: (i) assessing the reasonableness of royalty rates and discount rates incorporated into the various valuation models, and (ii) assessing the appropriateness of various valuation models utilized by management to determine the fair values of the intangible assets.

/s/ CM3 Advisory

We have served as the Company’s auditor since 2023

San Diego, California

March 26, 2025

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Consolidated Balance Sheets

December 31, 2024 and 2023

	December 31,
	2024	2023
ASSETS
Current assets:
Cash	$308,096	$314
Accounts receivable, net	11,106	-
Inventory	-	968
Prepaid expenses	4,560	50,724
Notes receivable - related party	1,300,000	1,300,000
Other receivables	4,138,770	1,224,702
Deferred offering costs	534,800	-
Current assets of discontinued operations	8,145	176,355
Total current assets	6,305,477	2,753,063
Property, plant and equipment, net	17,500	7,500
Deposits	22,039	10,531
Intangible assets, net	76,400,000	-
Goodwill	21,372,960	-
Operating lease right-of-use assets	201,433	191,216
Deferred tax asset	534,396
Noncurrent assets of discontinued operations	-	9,570,603
Total assets	$104,853,805	$12,532,913

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,898,683	$1,463,014
Accrued liabilities	1,313,731	160,214
Other current liabilities	5,441	67,831
Loan payable, related party	415,000	-
Convertible note, net of debt discount - current portion	2,285,423
Contingent funding liabilities	-	1,246,346
Operating lease liability - current	63,334	32,595
Warrant liability	919,935	736,953
Current liabilities of discontinued operations	5,346	7,849,402
Total current liabilities	7,906,893	11,556,355
Convertible notes, net of debt discount	612,275	-
Derivative liability	2,296,834	-
Operating lease liability - net of current portion	156,469	176,909
Development agreement liability	1,285,000	-
Deferred tax liability	13,524,213
Noncurrent liabilities of discontinued operations	-	257,296
Total liabilities	25,781,684	11,990,560

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit):

Series A preferred stock, $0.00001 par value; 0 and 9,211,246 shares authorized; 0 shares issued and outstanding as of December 31, 2024 and 2023, all respectively	-	-
Series B preferred stock, $0.00001 par value; 787,754 shares authorized; 15,759 shares issued and outstanding as of both December 31, 2024 and 2023	-	-
Series C preferred stock, $0.00001 par value; 1,000 shares authorized; 0 and 290 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Series X preferred stock, $0.00001 par value; 9,211,246 shares authorized; 0 and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 8,750,582 and 905,008 shares issued and outstanding as of December 31, 2024 and 2023, respectively	87	9
Additional paid-in capital	118,111,007	33,788,284
Accumulated deficit	(39,038,973)	(33,245,940)
Total stockholders’ equity	79,072,121	542,353
Total liabilities and stockholders’ equity	$104,853,805	$12,532,913

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Consolidated Statements Of Operations

Years Ended December 31, 2024 and 2023

	Year Ended
	December 31,
	2024	2023
Revenues	$136,643	$1,363,830
Cost of sales	130,638	1,314,800
Gross profit	6,005	49,030

Operating expenses:
Wage and salary expense	2,111,066	626,547
Professional fees	1,458,332	875,136
Accounting and legal expense	1,807,041	1,506,881
Technology expense	416,311	100,280
General and administrative	6,677,580	1,336,637
Research and development	2,236,690	-
Total operating expenses	14,707,020	4,445,481
Operating loss	(14,701,015)	(4,396,451)

Non-operating income (expense):
Change in fair value of warrant liability	(182,982)	(148,420)
Change in fair value of derivative liability	180,383	-
Impairment of investment	(2,500,000)	-
Interest income	135,337	4,198
Loss on disposal of asset	(374,968)	(2,798,968)
Interest expense	(1,335,631)	(1,143,223)
Total non-operating expense	(4,077,861)	(4,086,413)

Net loss from continuing operations	(18,778,876)	(8,482,864)
Benefit / (provision) for income taxes	534,396	-
Net loss from continuing operations, net of tax	(18,244,480)	(8,482,864)
Net income (loss) from discontinued operations, net of tax	27,310,278	(9,360,710)
Net income (loss)	$9,065,798	$(17,843,574)

Net loss per common share from continuing operations
Basic	$(5.41)	$(11.10)
Diluted	$(5.41)	$(11.10)
Net income (loss) per common share from discontinued operations
Basic	$8.09	$(12.25)
Diluted	$7.47	$(3.93)
Net income (loss) per common share
Basic	$2.69	$(23.35)
Diluted	$2.48	$(23.35)
Weighted average common shares outstanding
Basic	3,375,325	764,058
Diluted	3,653,609	2,381,443

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Consolidated Statements of Changes in Stockholders’ Equity

	Series A		Series B		Series C		Series X		Common		Additional		Non-controlling	Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Interests in	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Subsidiaries	Equity
Balances at December 31, 2022	-	$-	-	$-	-	$-	-	$-	626,247	$6	$20,482,666	$(19,719,536)	$(420,269)	$342,867
Common stock issued for services	-	-	-	-	-	-	-	-	38,480	-	257,772	-	-	257,772
Warrants exercised for cash	-	-	-	-	-	-	-	-	41,911	1	1,621	-	-	1,622
Options expense	-	-	-	-	-	-	-	-	-	-	29,738	-	-	29,738
Reverse split rounding adjustment	-	-	-	-	-	-	-	-	21,929	-	-	-	-	-
Disposition of assets	-	-	-	-	-	-	-	-	-	-	-	4,317,170	420,269	4,737,439
Shares issued pursuant to merger agreement	-	-	15,759	-	-	-	-	-	136,441	1	12,500,088	-	-	12,500,089
Shares issued pursuant to securities purchase	-	-	-	-	290	-	-	-	40,000	1	516,399	-	-	516,400
Net loss	-	-	-	-	-	-	-	-	-	-	-	(17,843,574)	-	(17,843,574)
Balances at December 31, 2023	-	-	15,759	-	290	-	-	-	905,008	9	33,788,284	(33,245,940)	-	542,353
Common stock issued for services	-	-	-	-	-	-	-	-	490,698	5	4,598,289	-	-	4,598,294
Conversion of Series C preferred stock into common stock	-	-	-	-	(290)	-	-	-	52,158	1	(1)	-	-	-
Issuance of shares pursuant to Merger	-	-	-	-	-	-	6,826,753	68	291,536	3	78,646,113	-	-	78,646,184
Conversion of Series X preferred stock into common stock	-	-	-	-	-	-	(6,826,753)	(68)	6,826,753	68	-	-	-	-
Equity line of commitment shares issued	-	-	-	-	-	-	-	-	70,000	1	534,799	-	-	534,800
Issuance of common shares in connection with convertible note	-	-	-	-	-	-	-	-	55,000	1	420,199	-	-	420,200
Warrants issued with convertible note	-	-	-	-	-	-	-	-	-	-	71,332	-	-	71,332
Options exercised for common shares	-	-	-	-	-	-	-	-	2,371	-	9,840	-	-	9,840
Warrants exercised for cash	-	-	-	-	-	-	-	-	57,058	-	16,567	-	-	16,567
Options expense	-	-	-	-	-	-	-	-	-	-	25,584	-	-	25,584
Cash dividends paid ($8 per share)	-	-	-	-	-	-	-	-	-	-	-	(12,671,072)	-	(12,671,072)
Cash dividends paid ($1.50 per share)	-	-	-	-	-	-	-	-	-	-	-	(2,187,759)	-	(2,187,759)
Net income	-	-	-	-	-	-	-	-	-	-	-	9,065,798	-	9,065,798
Balances at December 31, 2024	-	$-	15,759	$-	-	$-	-	$-	8,750,582	$87	$118,111,007	$(39,038,973)	$-	$79,072,121

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Consolidated Statements of Cash Flows

Years Ended December 31, 2024 and 2023

	Year Ended
	December 31,
	2024	2023
Cash flows from operating activities:
Net loss from continuing operations	$(18,778,876)	$(8,482,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,000	19,375
Change in fair value of warrant liability	182,982	148,420
Change in fair value of derivative liability	(180,383)	-
Options expense	25,584	29,738
Common stock issued for services	4,598,294	257,772
Impairment of investment	2,500,000	-
Amortization of debt discount	912,447	-
Amortization of right-of-use assets	51,361	215,665
Amortization of intangible assets	-	814,790
Goodwill impairment	-	5,129,115
Changes in operating assets and liabilities:
Accounts receivable, net	(11,106)	(293,784)
Prepaid expenses and deposits	34,656	38,367
Inventory	968	4,232,947
Other receivables	(2,914,068)	(254,924)
Lease liability	(51,587)	(228,470)
Accounts payable	448,572	1,607,625
Accrued liabilities	(44,616)	58,692
Purchase price payable	-	350,000
Current liabilities	(62,390)	2,794
Net cash (used in) provided by operating activities from continuing operations	(13,286,163)	3,645,257
Net cash used in operating activities from discontinued operations	(979,075)	(5,870,449)
Net cash used in operating activities	(14,265,239)	(2,225,192)
Cash flows from investing activities:
Cash received in acquisition	132,976	-
Acquisition of property and equipment	(12,000)	-
Investment in securities	(2,500,000)	-
Funds acquired through acquisitions	-	(344,454)
Net cash used in investing activities from continuing operations	(2,379,024)	(344,454)
Net cash provided by investing activities from discontinued operations	29,931,815	68,737
Net cash provided by (used in) investing activities	27,552,791	(275,717)
Cash flows from financing activities:
Repayment of contingent liability	(1,246,346)	(1,043,107)
Proceeds from issuance from debt	-	400,000
Repayment of debt	-	(150,000)
Proceeds from loan payable, related party	150,000	-
Proceeds from issuance of convertible notes, net of issuance costs	2,954,000	-
Cash dividends paid	(14,858,831)	-
Proceeds from sale of future revenue	-	2,181,417
Proceeds from exercise of warrants	16,567	1,622
Proceeds from securities purchase agreement	-	516,400
Proceeds from exercise of options	9,840	-
Net cash (used in) provided by financing activities from continuing operations	(12,974,770)	1,906,332
Net cash used in financing activities from discontinued operations	(5,000)	(500,000)
Net cash (used in) provided by financing activities	(12,979,770)	1,406,332
Net change in cash	307,782	(1,094,577)
Cash at beginning of year	314	1,094,891
Cash at end of year	$308,096	$314

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$733,694
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of shares pursuant to Merger	$78,646,184	$-
Assets acquired in connection with Merger	$194,554	$-
Liabilities assumed in connection with Merger	$5,797,117	$-
Insurance premium financed	$198,245	$306,152
Warrants issued with convertible note	$71,332	$-
Issuance of common shares in connection with converible debenture	$420,200	$-
Equity line of commitment shares issued as offering costs	$534,800	$-
Derivative liability recognized in connection with issuance of convertible note	$2,477,217	$-
Note issued as SOSRx contribution	$-	$500,000
Disposition of assets, related party	$-	$492,030
Issuance of note receivable	$-	$1,300,000

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

The Company owned, as of December 31, 2024, 100% of Softell Inc. (f/k/a Trxade Inc.), Integra Pharma Solutions, LLC, and Scienture, LLC (f/k/a Scienture, Inc.).

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

The Company is in the process of determining a divestment and winddown plan for Softell and IPS. On January 25, 2025, the Company’s Board of Directors approved the preparation of a divestment and winddown plan for the winddown of each of Softell, IPS, Bonum Health, Inc., and Bonum.

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

Scienture LLC is a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system and cardiovascular diseases. Scienture is developing a broad range of novel product candidates including new potential treatments for hypertension, migraine, pain and thrombosis and other related disorders. The intellectual property application process was initiated in November 2019 and the product development activities commenced in January 2020. Scienture’s assets in development are across therapeutics areas and indications and cater to different market segments. Scienture’s mission is to identify, develop and bring to market innovative technology-based products to address unmet medical needs. Its targeted portfolio consists of short term and long-term opportunities with efficient development, regulatory, and go to market strategies.

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

Basis of Presentation and Principles of Consolidation

The Company’s consolidated financial statements include the accounts of Scienture LLC, TRxADE Health, Inc., Softell, Integra Pharma Solutions, Inc., and Bonum Health. The accompanying consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the SEC. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected. Significant estimates for the years ended December 31, 2024 and 2023 include the valuation of intangible assets, including goodwill, valuation of derivative liabilities and gain (losses) on dispositions.

Fair Value of Financial Instruments

Certain assets and liabilities of the Company are carried at fair value under GAAP. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Financial assets and liabilities carried at fair value are to be classified and disclosed in one of the following three levels of the fair value hierarchy, of which the first two are considered observable and the last is considered unobservable:

●	Level 1—Quoted prices in active markets for identical assets or liabilities.

●	Level 2—Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.

●	Level 3—Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.

The carrying amounts for cash, accounts receivable, accounts payable, accrued liabilities, and other current liabilities approximate their fair value because of their short-term maturity. The Company’s notes payables approximate the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

The Company’s derivative liability is a Level 3 liability measured at fair value on a recurring basis. See Note 10.

Stock Split

Effective June 21, 2023, the Company executed a 1:15 reverse stock split for stockholders of record on that date. This was executed to comply with the Nasdaq Listing Rule 5550(a)(2) to have the price of the stock above $1.00.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance requires enhanced disclosure of significant expenses that are regularly reported to the chief operating decision maker and the nature of segment expense information used to manage operations. The new guidance is effective for all public companies for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU 2023-07 on January 1, 2024.

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

Concentration of Credit Risks and Major Customers

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp limits. During years ended December 31, 2024 and 2023, no sales to customers represented greater than 10% of revenue.

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

Other Receivables

As of December 31, 2024 and 2023, other receivables are $4,138,770 and $1,224,702. As of December 31, 2024, other receivables primarily consist of short-term advances to related parties including Wellgistics Health, Inc. (f/k/a Danam Health Inc.) and Tollo Health, Inc.

Deferred Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2024 and 2023, the Company has $534,800 and $0, respectively, capitalized deferred offering costs.  See Note 11.

Derivative Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

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

On July 25, 2024, the Company acquired intangible assets of $76,400,000 and recognized goodwill of $21,372,960 pursuant to the Scienture acquisition (see Note 3). The acquired goodwill represents the value in excess of the net assets and liabilities acquired at the acquisition date.

Goodwill

 Goodwill is an asset representing the excess cost over the fair market value of net assets acquired in business combinations. In accordance with Intangibles - Goodwill and Other (Topic 350), goodwill is not amortized but is tested annually for impairment or on an interim basis when indicators of potential impairment exist. Goodwill is tested for impairment at the reporting unit level. The Company’s reporting units discrete financial information is available and management regularly reviews the operating results. For purposes of impairment testing, goodwill is allocated to the applicable reporting units based on the reporting structure.

The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. Qualitative factors assessed for each of the applicable reporting units include, but are not limited to, changes in macroeconomic conditions, industry and market considerations, cost factors, discount rates, competitive environments and financial performance of the reporting units. If the qualitative assessment indicates that it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value, a quantitative test is required.

The Company also has the option to proceed directly to the quantitative test. Under the quantitative impairment test, the estimated fair value of each reporting unit is compared to its carrying value, including goodwill. If the carrying value of the reporting unit including goodwill exceeds its fair value, an impairment charge equal to the excess would be recognized, up to a maximum amount of goodwill allocated to that reporting unit. Management can resume the qualitative assessment in any subsequent period for any reporting unit.

As of December 31, 2024, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized during the year ended December 31, 2024.

Intangible Assets

In connection with the Scienture acquisition, the Company identified product technologies assets. The product technologies represent a broad range of novel product candidates including new potential treatments for hypertension, migraine, pain and thrombosis and other related disorders. Each of the product technologies are in various phases of development and had not achieved regulatory approval as of the valuation date.

The product technologies are 505(b)(2) products and represent modifications and new delivery methods of already approved drugs (rather than novel drug compounds/formulations/treatments which require significant regulatory approvals and testing). These assets should be amortized over their expected remaining economic life. The product technology assets will remain unamortized, subject to potential impairment testing, until the assets are placed in service, which is when commercialization of the product commences.  At that point, the assets will be amortized over their expected remaining life (likely a period of 15-20 years based on the patent lives).

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

The Company did not record an impairment charge for the years ended December 31, 2024 and 2023.

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

On February 29, 2024, Softell entered into a Subscription Agreement (the “Subscription Agreement”) with Lafayette Energy Corp., a Delaware corporation (“Lafayette”). Pursuant to the Subscription Agreement, Softell will, in two equal tranches, invest a total of up to $5,000,000 in Lafayette in exchange for up to 2,000,000 shares of Lafayette’s Series A Convertible Preferred Stock, with the second tranche becoming payable only upon Softell’s receipt of notice that Lafayette has successfully drilled its first oil and gas well and produced at least one hundred (100) barrels of oil.

As of December 31, 2024, the Company evaluated the financial condition and business prospects of Lafayette, and determined there was an other-than-temporary decline in fair value below carrying value. As such, the Company recognized an impairment of $2,500,000.

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

Leases

The Company accounts for its leases under ASC 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

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

Income (loss) Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of December 31, 2024, we had 238,594 warrants to purchase shares of common stock, 15,759 shares of Series B preferred stock and 23,930 options to purchase shares of common stock, all outstanding

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended
	December 31,
	2024	2023
Numerator:
Net loss from continuing operations	$(18,244,480)	$(8,482,864)
Net income (loss) on discontinued operations	27,310,278	(9,360,710)
Net income (loss)	$9,065,798	$(17,843,574)
Denominator:
Denominator for EPS – weighted average shares
Basic	3,375,325	764,058
Diluted	3,653,609	2,381,443
Net loss per common share from continuing operations
Basic	$(5.41)	$(11.10)
Diluted	$(5.41)	$(11.10)
Net income (loss) per common share from discontinued operations
Basic	$8.09	$(12.25)
Diluted	$7.47	$(3.93)
Net income (loss)
Basic	$2.69	$(23.35)
Diluted	$2.48	$(23.35)

Income taxes

The Company’s benefit / (provision) for income taxes was $534,396 and $0 for the years ended December 31, 2024 and 2023, respectively. The income tax provisions for these periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which the Company operates. For all periods presented, the Company utilized net operating loss carryforwards to offset the impact of any taxable income. The Company’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, utilization of deferred and the effect of permanent differences and adjustments.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued. In accordance with Financial Accounting Standards Board, or the FASB, ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As of December 31, 2024, the Company had an accumulated deficit of $39,038,973 and $308,096 in cash.

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

The following summarizes the purchase price consideration and the preliminary purchase price allocation as of the acquisition date:

July 25, 2024
Purchase consideration:
Common stock	$3,221,245
Series X preferred stock	75,424,939
Total purchase consideration	$78,646,184

Purchase price allocation:
Cash	$132,976
Operating lease right-of-use assets	61,578
Goodwill	21,372,960
Intangible assets - product technologies	76,400,000
Accounts payable	(987,097)
Accrued liabilities	(1,198,134)
Loan payable, related party	(265,000)
Lease liability	(61,886)
Development agreement liability	(1,285,000)
Long-term convertible notes	(2,000,000)
Deferred tax liability	(13,524,213)
Net assets acquired	$78,646,184

Goodwill is primarily attributable to the go-to-market synergies that are expected to arise as a result of the acquisition and other intangible assets that do not qualify for separate recognition. The goodwill is not deductible for tax purposes.

The results of Scienture have been included in the consolidated financial statements since the date of acquisition. Scienture’s revenue and net loss included in the consolidated financial statements since the acquisition date through December 31, 2024 were $0 and a loss of $3,509,597, respectively.

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

	Year Ended
	December 31,
	2024	2023
Revenue	$136,643	$1,863,830
Net loss from continuing operations	$(23,525,452)	$(9,698,339)
Net loss from continuing operations per share	$(6.97)	$(12.69)

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

Dispositions and Divestitures

Alliance Pharma Solutions, LLC and Community Specialty Pharmacy, LLC

On August 22, 2023, the Company and Wood Sage, LLC (“Wood Sage”) entered into (i) a Membership Interest Purchase Agreement (the “APS MIPA”), pursuant to which the Company sold its 100% membership interest in Alliance Pharma Solutions, LLC (“APS”) for consideration of a $125,000 promissory note (the “APS Sale Price”) and (ii) a Membership Interest Purchase Agreement (the “CSP MIPA”), pursuant to which the Company sold 100% of the membership interest in Community Specialty Pharmacy, LLC (“CSP”) in exchange for a $100,000 promissory note (the “CSP Sale Price”). As a result, the results of APS and CSP were classified as discontinued operations in our consolidated statements of operations and excluded from both continuing operations and segment results for the year ended December 31, 2023.

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

Discontinued Operations

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations for the years ended December 31, 2024 and 2023.

As of December 31, 2024, we had $8,145 of the current assets from discontinued operations, comprised of accounts receivable and $5,346 of current liabilities from discontinued operations, comprised of accounts payable of $5,211 and accrued liabilities of $135.

The results of the discontinued operations for the years ended December 31, 2024 and 2023 consist of the following:

	TRX		Bonum		Superlatus		SOSRx		CSP		APS		Total
	Year Ended		Year Ended		Year Ended		Year Ended		Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,		December 31,		December 31,		December 31,		December 31,
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Revenues	$970,808	$6,402,159	$-	$19,204	$-	$487,021	$-	$-	$-	$851,755	$-	$-	$970,808	$7,760,139
Cost of sales	-	-	-	-	-	4,359,156	-	-	-	705,206	-	-	-	5,064,362
Gross profit (loss)	970,808	6,402,159	-	19,204	-	(3,872,135)	-	-	-	146,549	-	-	970,808	2,695,777

Operating expenses:
Wage and salary expense	713,021	1,982,268	578	89,363	-	-	-	-	-	456,297	-	-	713,599	2,527,928
Professional fees	62,160	218,407	-	-	-	373,025	-	-	-	20,246	-	3,125	62,160	614,803
Technology expense	86,660	1,201,405	2,244	75,745	-	26,972	-	-	-	72,464	-	28,383	88,904	1,404,969
General and administrative	37,377	489,817	678	6,765	-	952,415	-	-	-	32,830	-	3,762	38,055	1,485,589
Total operating expenses	899,218	3,891,897	3,500	171,873	-	1,352,412	-	-	-	581,837	-	35,270	902,718	6,033,289
Operating income (loss)	71,590	2,510,262	(3,500)	(152,670)	-	(5,224,547)	-	-	-	(435,288)	-	(35,270)	68,090	(3,337,513)

Non-operating income (expense):
Goodwill impairment	-	-	-	-	-	(5,129,116)	-	-	-	-	-	-	-	(5,129,116)
Gain (loss) on dispositions	29,685,946	(207,192)	-	-	(2,083,742)	-	-	-	-	25,008	-	(671,317)	27,602,204	(853,501)
Other expense	-	-	-	-	-	(7,562)	-	-	-	-	-	-	-	(7,562)
Other income	-	22,105	-	-	-	-	-	-	-	-	-	-	-	22,105
Interest expense	-	-	-	-	-	(55,123)	-	-	-	-	-	-	-	(55,123)
Total non-operating income (expense)	29,685,946	(185,087)	-	-	(2,083,742)	(5,191,801)	-	-	-	25,008	-	(671,317)	27,602,204	(6,023,197)
Provision for income taxes	(360,016)	-	-	-	-	-	-	-	-	-	-	-	(360,016)
Net income (loss) on discontinued operations	$29,397,520	$2,325,175	$(3,500)	$(152,670)	$(2,083,742)	$(10,416,348)	$-	$-	$-	$(410,280)	$-	$(706,587)	$27,310,278	$(9,360,710)

In the second quarter of 2024, the Company determined to dissolve Bonum Health, Inc. and Bonum Health, LLC, and have presented the results of operations in net income (loss) from discontinued operations.

NOTE 4- RELATED PARTY TRANSACTIONS

Wellgistics Health and Tollo Health

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

As of December 31, 2024, other receivables include a $3,923,770 receivable from Wellgistics and $215,000 receivable from Tollo Health. The advances are unsecured, non-interest bearing and due on demand.

See Note 7 for detail on the note receivable from Wood Sage.

Both Wellgistics Health and Tollo Health have common ownership and management with the Company.

Lafyette

On February 29, 2024, the Company’s wholly owned subsidiary, Softell, entered into the Subscription Agreement with Lafayette. Pursuant to the Subscription Agreement, Softell will, in two equal tranches, invest a total of up to $5,000,000 in Lafayette in exchange for up to 2,000,000 shares of Lafayette’s newly created Series A Convertible Preferred Stock, with the second tranche becoming payable only upon Softell’s receipt of notice that Lafayette has successfully drilled its first oil and gas well and produced at least one hundred (100) barrels of oil. As of December 31, 2024, the Company determined Lafayette’s investment to be impaired and recognized an impairment of $2,500,000.

Scienture

In July 2024, the executives of Scienture issued a short-term loan to Scienture for an aggregate amount of $265,000. The loans are unsecured, non-interest bearing and due on demand. The loans were still outstanding as of December 31, 2024.

In November 2024, the executives of Scienture issued a short-term loan to Scienture for an amount of $150,000. The loans are unsecured, non-interest bearing and due on demand. The loans were outstanding as of December 31, 2024.

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

Revenues for the years ended December 31, 2024 and 2023 were $136,643 and $1,363,830, respectively.

NOTE 6 – INVENTORY

Inventory value is determined using the weighted average cost method and is stated at the lower of cost or net realizable value. As of December 31, 2024 and 2023, inventory was comprised of the following:

	December 31,
	2024	2023
Finished goods	$-	$968
Inventory	$-	$968

Prepaid expenses and other current assets included $750,000 in deposits for future inventory was written off during the year ended December 31, 2024.

NOTE 7 – NOTES RECEIVABLE – RELATED PARTY

On August 22, 2023, the Company received a Promissory Note (the “Wood Sage Note”) in the amount of $1,300,000 from Wood Sage. The Wood Sage Note bears no interest and is currently due and payable. As of both December 31, 2024 and 2023, the outstanding balance of the Wood Sage Note was $1,300,000.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

In connection with the Scienture Merger on July 25, 2024, the Company recorded goodwill of $21,372,960 and intangible assets of $76,400,000.

The purchase price allocation of intangible assets was evaluated under ASC 805. The identified intangible assets were determined to be product technologies, and were valued accordingly by each product candidate:

Product Candidate	Fair Value
SCN-102(a)	$23,600,000
SCN-104(b)	25,000,000
SCN-106(c)	15,000,000
SCN-107(d)	12,800,000
$76,400,000

(a)	Management expects SCN-102 to achieve regulatory approval in late 2024, with product commercialization projected to begin in 2025.
(b)	Management expects SCN-104 to achieve regulatory approval in late 2025 or early 2026, with product commercialization projected to begin in 2026.
(c)	Management expects SCN-106 to achieve regulatory approval in 2027 or 2028, with product commercialization projected to begin in 2028.
(d)	Management expects SCN-107 to achieve regulatory approval in 2028 or 2029, with product commercialization projected to begin in 2029.

The fair value of the product technologies was determined by the Income Approach: Multi-Period Excess Earnings Methods (“MPEEM”). The MPEEM measures economic benefits by calculating the cash flows attributable to an asset after deducting appropriate returns for contributory assets used by the business in generating the asset’s revenue and earnings. The MPEEM utilized revenue and cash flow projections through 2030 based on each product candidate’s phase of development. Key assumptions include a 2% long-term revenue growth rate and 3% contributory asset charge rate. The Company discounted the expected future cash flows at a 53.0% rate of return, equal to the weighted-average cost of capital (“WACC”) plus 10%, to reflect the risk of the cash flows related to the product technologies. The Company then summed the present values of the estimated future cash flows and included an amortization tax benefit to the value indication of each of the product technologies.

As of December 31, 2024, the Company has not begun amortizing any of the product technology intangible assets.

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

Under ASC 470, amounts recorded as debt are to be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining period. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of December 31, 2024, and 2023, the total contingent funding liability was $0 and $1,246,346 respectively, and the effective interest rate was approximately 0% and 31%, respectively. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the funding source will decrease the contingent funding liability balance accordingly.

NOTE 10 – CONVERTIBLE DEBT AND NOTES PAYABLE

Convertible Debenture – Arena

On November 22, 2024, the Company entered into a Securities Purchase Agreement with the  Arena Finance Markets, LP (“Arena Finance”), Arena Special Opportunities Partners III, LP (“ASOP” and, together with Arena Finance, the “Arena Investors”). Under the Securities Purchase Agreement, the Company will issue 10% original issue discount secured convertible debentures (“Debentures”) in a principal amount of up to $12,222,222, divided into up to three separate tranches that are each subject to certain closing conditions. The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable conversion notice, subject to adjustments related to the trading price of the Company’s common stock.

The closing of the first tranche was consummated on November 25, 2024 (the “First Closing”) and the Company issued to the Arena Investors Debentures in an aggregate principal amount of $3,333,333 (the “First Closing Debentures”). The First Closing Debentures were sold to the Arena Investors for a purchase price of $3,000,000, representing an original issue discount of ten percent (10%). The convertible debenture will be matured eighteen months from the date first closing.

The First Closing Debentures contain customary events of default. If an event of default occurs, until it is cured, the holder may increase the interest rate applicable to the First Closing Debentures to two percent (2%) per annum and accelerate the full indebtedness under the First Closing Debentures, in an amount equal to 125% of the outstanding principal amount and accrued and unpaid interest. Subject to limited exceptions set forth in the First Closing Debentures, the First Closing Debentures prohibit the Company and, as applicable, its subsidiaries from incurring any new indebtedness that is not subordinated to the Arena Investors and, as applicable, any subsidiary’s obligations in respect of the First Closing Debentures until the First Closing Debentures are paid in full.

As consideration for the Arena Investors’ consummation of the First Closing, concurrently with the First Closing, the Company issued to each Arena Investor participating in the First Closing its pro rata portion of the 55,000 shares of common stock (the “SPA Commitment Fee Shares”) issued to the Arena Investors as a commitment fee upon the execution of the Securities Purchase Agreement. Furthermore, as consideration for the Arena Investors’ consummation of subsequent closings, the Company shall issue to the Arena Investors participating in such closing a certain number of Company common stock as agreed upon among the Company and the Arena Investors participating. The fair value of the shares of common stock issued was $420,200, which was included as a debt discount as noted below.

The Company agreed, pursuant to a Security Agreement, dated November 25, 2024 (the “Security Agreement”), to grant the Arena Investors a security interest in all of its assets to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the Debentures. In addition, the Company’s wholly-owned subsidiary, Scienture, LLC, entered into a Guarantee Agreement, dated November 25, 2024 (the “Guarantee”), with the Arena Investors, pursuant to which it agreed to guarantee the prompt payment,

Interest shall accrue on the outstanding principal amount of this Debenture at a rate equal to 10.00% per annum paid in kind (the “PIK Interest”) unless there is an Event of Default, in which case Default Interest shall accrue and be paid instead of PIK Interest. The PIK Interest shall be added to the outstanding principal amount of this Debenture on a monthly basis as additional principal obligations hereunder and shall automatically and thereafter constitute a part of the outstanding principal amount for all purposes hereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). The Company will not issue additional debentures to represent the PIK Interest. Interest shall be calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and shall accrue daily commencing on the Original Issue Date until payment in full of the outstanding principal, together with all accrued and unpaid interest, liquidated damages and other amounts which may become due hereunder, has been made.

During the year ended December 31, 2024, the Company accrued $33,333 in interest expense pertaining to the Arena debentures.

As a result of the debentures, the Company recognized an aggregate debt discount of $3,333,333. Through December 31, 2024, $869,692 of the debt discount was amortized to interest expense. At December 31, 2024, the outstanding balance of the debentures, including the outstanding principal of $3,333,333 less the unamortized discount of $2,721,058, was $612,275. The following is a summary of the Arena Debentures:

Arena Note
Convertible debenture - Arena Principal	$3,333,333
Original issuance discount	(333,333)
Other issuance costs	(360,000)
Fair value of shares issued	(420,200)
Derivative liability recognized as debt discount	(2,477,217)
Excess debt discount amortization at issuance date	257,417
Amortization of debt discount	612,275
Arena note, net of unamortized debt discount, at December 31, 2024	$612,275

Derivative Liability

The Company evaluated the terms of the conversion features of the debentures as noted above in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock, and determined they are not indexed to the Company’s common stock and that the conversion feature, which is akin to a redemption feature, meet the definition of a liability. The notes contain an indeterminate number of shares to settle with conversion options outside of the Company’s control. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the convertible debenture, the Company recognized a derivative liability at a fair value of $2,477,217, which is recorded as a debt discount and will be amortized over the life of the debentures.

The Company measured the derivative liability at fair value based on significant inputs not observable in the market, which causes it to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the derivative liability uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an on-going basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value of the contingent consideration liability related to updated assumptions and estimates are recognized within the statements of operations.

The Company valued the derivative liability using a Black-Scholes method using following assumptions:

	Initial Valuation	Reporting Date
	November 25,	December 31,
	2024	2024
Risk-free interest rate	4.290%	4.290%
Expected term (in years)	1.50	1.40
Expected volatility	170.56%	171.46%
Expected dividend yield	0.00%	0.00%

The following is a summary of the derivative liability:

Derivative
Liability
Outstanding as of December 31, 2023	$-
Issuance of embedded derivative liability	2,477,217
Change in fair value	(180,383)
Outstanding as of December 31, 2024	$2,296,834

Scienture Convertible Debt

In September 2023, Scienture entered into a Loan and Security Agreement (the “NVK Loan Agreement”) with NVK Finance, LLC, a Nebraska Limited Liability Company (“NVK”) for $2,000,000. The debt accrues interest at a per annum rate equal to the Prime Rate (as defined in the NVK Loan Agreement) plus 7 percent and the prime rates are adjusted quarterly. As of December 31, 2024, the interest rate was 15.50%. The debt is collateralized by all of Scienture’s receivables, cash and cash equivalents and its right, title and interest in, to and under its Intellectual Property (as defined in the NVK Loan Agreement) and all proceeds thereof. The principal is entirely repayable on the maturity date in September 2025 and interest shall be paid monthly following a Qualified Financing (as defined in the NVK Loan Agreement). The NVK debt is convertible into common stock of Scienture at a fully-diluted Scienture valuation of $60,000,000. The balance of the NVK debt upon the Scienture Merger and at December 31, 2024 was $2,000,000. Interest expense on the NVK debt was $231,639 for the year ended December 31, 2024.

August 2024 Note

In August 2024, the Company issued a convertible note of $360,000, for which the Company received $314,000 in net proceeds. On the six-month anniversary of the issuance, the Company will be required to make a payment of $360,000 to the noteholder and each month thereafter the Company will be required to make a payment of $7,200 to the noteholder towards repayment of the note (each, an “Amortization Payment”). The note bears interest at 12% per annum and shall be deemed earned in full and guaranteed as of the note issuance date. If the Company fails to pay any Amortization Payment, the noteholder will have the right to convert the outstanding principal and accrued interest at a conversion price equal to the Conversion Price (as defined below and subject to a floor price of $1.50). The Conversion Price is the lesser of i) $8.36 or (ii) 85% of the lowest volume-weighted average prices of the preceding five trading days. The note matures on August 20, 2025. During the year ended December 31, 2024, the Company incurred $43,200 in interest expense pertaining to the note. As of the issuance date of these financial statements, the note is still outstanding and the parties are working on an extension.

In connection with the note, the Company issued 76,923 warrants to purchase common stock. The warrants have an exercise price of $9.36 per share, are immediately exercisable and have a term of 5 years. The fair value of the warrant was $71,332, which was recognized as a debt discount and will be amortized to interest expense over the life of the note.

Total debt discount recognized in connection with the note was $117,332, of which $42,755 was amortized through December 31, 2024. The note payable, net of unamortized discount of $74,577, was $285,423 as of December 31, 2024.

Debt Summary

The following is a summary of the Company’s debt as of December 31, 2024:

	As of December 31, 2024
	Principal outstanding	Unamortized debt discount	Debt, net of unamortized debt discount
Convertible debenture - Arena	$3,333,333	$(2,721,058)	$612,275
August 2024 note	360,000	(74,577)	285,423
Scienture convertible debt	2,000,000	-	2,000,000
Total debt	5,693,333	(2,795,635)	2,897,698
Current maturity of debt	2,360,000	(74,577)	2,285,423
Total long-term debt	$3,333,333	$(2,721,058)	$612,275

Superlatus Notes

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

As consideration for the Scienture Merger, at the Effective Time of First Merger, the shares of Scienture common stock issued and outstanding immediately prior to the Effective Time were converted into the right to receive, in the aggregate, (i) 291,536 shares of the Company’s common stock and (ii) 6,826,753 shares of the Company’s Series X Preferred Stock, each share of which is convertible into one share of common stock.

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

Common Stock

During the year ended December 31, 2024, the Company issued 490,698 shares of common stock for services. The fair value of shares issued for services was $4,598,294 and was included in general and administrative expenses in the consolidated statements of operations.

During the year ended December 31, 2024, a warrant holder exercised a warrant and acquired 28,487 shares of common stock for $16,567 in proceeds (see Note 13).

During the year ended December 31, 2024, an options holder exercised an option and acquired 2,371 shares of common stock for $9,840 in proceeds (see Note 14).

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

Arena Note Commitment Shares

As additional consideration for the Purchaser’s execution and delivery of this Agreement, (i) concurrently with the execution and delivery of this Agreement on the First Closing Date (as defined below), the Company shall cause the Transfer Agent, to issue to each Purchaser participating in the first Closing or its designee on the First Closing Date its pro rata portion of 55,000 of the shares of Common Stock being issued as Commitment Shares in connection with the First Closing, and (ii) in connection with any Closing following the First Closing, the Company shall cause its Transfer Agent to issue to each Purchaser participating in such Closing or its designee a certain number of Commitment Shares. The aggregate number of Commitment Shares owing to each Purchaser in connection with any Closing following the First Closing will be agreed among the Company and the Purchasers participating in such Closing, and shall be set forth in an allocation table prior to such Closing (each a “Commitment Shares Allocation Table.”) For the avoidance of doubt, all of the Commitment Shares issuable in connection with the First Closing on the First Closing Date shall be fully earned as of the First Closing Date regardless of whether a Subsequent Closing shall occur (see Note 10).

In this connection, the Company issued to each Arena Investor participating in the First Closing its pro rata portion of 55,000 shares of the Company’s common stock. The fair value of shares issued was $420,200 was recognized as a debt discount, which was amortized to interest expense in full as commitment shares in connection with first closing was fully earned as of first closing date.

Equity Line of Credit

On November 25, 2024, the Company entered into a purchase agreement (“ELOC Agreement”) with Arena Business Solutions Global SPC II, Ltd (the “Investor”). Under the ELOC Agreement, the Company has the right, but not the obligation, to direct the Investor to purchase up to $50,000,000 in shares of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the ELOC Agreement, including, without limitation, and additional shares to be sold to the Investor from time to time under the ELOC Agreement. The term of the ELOC Agreement began on the date of execution and ends on the earlier of (i) the first day of the month following the 36-month anniversary of the execution date, (ii) the date on which the Investor shall have purchased the maximum amount of ELOC Shares, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the ELOC Agreement (the “Commitment Period”).

In consideration for the Investor’s execution and delivery of the ELOC Agreement, the Company agreed to issue to the Investor, as a commitment fee: (i) 70,000 shares of the Company’s Common Stock (“Initial Commitment Fee Shares”) and (ii) in two separate tranches, a number of additional shares of common stock (“Additional Commitment Fee Shares” and, together with the Initial Commitment Fee Shares, the “Commitment Fee Shares”) equal to (a) with respect to the first tranche, 500,000 divided by the simple average of the daily VWAP of our common stock during the five (5) trading days immediately preceding the effectiveness of the initial registration statement on which the Commitment Fee Shares are registered (the “Effectiveness Date”) and (b) with respect to the second tranche, 500,000 divided by the simple average of the daily VWAP of our common stock during the five (5) trading days immediately preceding the two (2) month anniversary of the Effectiveness Date. The Additional Commitment Fee Shares shall be subject to a true-up after each issuance pursuant to the terms of the ELOC Agreement.

In consideration for the Investor’s execution and delivery of the ELOC Agreement, the Company issued to the Investor, as a commitment fee, 70,000 shares of the Company’s common stock on November 25, 2024. The fair value of shares issued was $534,800 and was included in deferred offering costs in the consolidated balance sheets.

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

NOTE 13 – WARRANTS

During the year ended December 31, 2024, 28,487 warrants to purchase shares of common stock were exercised for a total purchase price of $16,567 (see Note 11).

In connection with a note (see Note 10), in August 2024 the Company issued 76,923 warrants to purchase common stock. The warrants have an exercise price of $9.36 per share, are immediately exercisable and have a term of 5 years. In August 2024, the holder exercised 28,571 warrants for shares of commons stock on a cashless basis.

The Company uses the Black-Scholes pricing model to estimate the fair value of stock-based awards on the date of the grant. Compensation cost related to the warrants for the year ended December 31, 2024, and 2023 was $71,332 and $0, respectively.

As of December 31, 2024 and 2023, the Company remeasured the fair value of warrants outstanding at $919,935 and 736,953, respectively. In connection with remeasurement of warrants, a loss of $182,982 and $148,420 was recognized during the years ended December 31, 2024 and 2023, respectively, as the change in fair value of warrant liability.

The Company’s outstanding and exercisable warrants, as of December 31, 2024 and 2023, are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life In Years	Intrinsic Value
Warrants outstanding as of December 31, 2022	179,331	$22.50	4.72	$6,731
Warrants granted	41,193	7.20	4.76	-
Warrants forfeited, expired, cancelled	-	-	-	-
Warrants exercised	(1,795)	0.90	-	-
Warrants outstanding as of December 31, 2023	218,729	19.62	3.95	-
Warrants granted	76,923	9.36	-	-
Warrants forfeited, expired, cancelled	-	-	-	-
Warrants exercised	(57,058)	8.25	-	-
Warrants outstanding as of December 31, 2024	238,594	$19.02	3.20	$-
Warrants exercisable as of December 31, 2024	238,594	$19.02	3.20	$-

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

For the year ended December 31, 2024, no options to purchase shares were granted. For the year ended December 31, 2024, 2,371 options to purchase shares of common stock were exercised for $9,840 in cash (see Note 12).

Total compensation cost related to stock options granted was $25,584 and $29,738 for the years ended December 31, 2024, and 2023, respectively.

The following table represents stock option activity for the years ended December 31, 2024 and 2023:

	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Life in Years	Intrinsic Value
Options outstanding as of December 31, 2022	19,708	$66.00	3.92	$-
Options exercisable as of December 31, 2022	17,167	66.30	3.89	-
Options granted	9,053	6.08	4.25	-
Options forfeited	(140)	82.33	1.75	-
Options expired	(2,392)	89.89	0.06	-
Options exercised	-	-	-	-
Options outstanding as of December 31, 2023	26,229	43.04	3.70	-
Options exercisable as of December 31, 2023	16,141	60.75	3.64	-
Options granted	-	-	-	-
Options adjusted	72	-	-	-
Options expired	-	-	-	-
Options exercised	(2,371)	53.29	2.82	-
Options outstanding as of December 31, 2024	23,930	$42.16	2.73	$-
Options exercisable as of December 31, 2024	23,930	$42.16	1.83	$-

NOTE 15 – CONTINGENCIES

Exclusive License and Commercial Agreements

Scienture entered into an exclusive license and commercial agreement with Kesin Pharma Corporation (“Kesin”) whereby Scienture granted the exclusive license rights to commercialize SCN-102 in 2022 and SCN-104 in 2023 to Kesin (SCN-102 and SCN-104 are together referred to as “the Products”) for use in the United States of America.

In March 2024, the parties have terminated the agreement, and the parties agreed that Scienture shall pay Kesin a total gross amount of $1,285,000 upon commercialization of product via a royalty arrangement

This agreement also requires that if the full $1,285,900 has not been repaid within two years of the early of i) commercial launch or ii) 120 from FDA approval, then interest will accrue prospectively at a rate of 8% annually on unpaid balance. Accordingly, Scienture recorded a $1,285,000 termination fee liability. As of September 30, 2024, the entire amount is outstanding.

In August 2024, Kesin demanded immediate payment of the full amount under the Kesin Termination Agreement, alleging the full amount is payable in connection with the consummation Scienture LLC’s business combination with the Company. Scienture LLC has disputed that the amount is payable, and the parties entered into discussions to resolve the issue.

On March 11, 2025, Kesin filed a complaint against Scienture LLC in the United States District Court for the Eastern District of New York seeking payment of the disputed $1.285 million. There can be no assurance that an amicable resolution will be obtained. Scienture LLC intends to vigorously defend itself in the litigation.

NOTE 16 – LEASES

The Company entered into a lease agreement for the period of October 2018 to November 2023. At inception, management had included the renewal period from November 2023 to November 2028 within the initial recognition of the related right of use assets and lease liabilities, as it was reasonably expected, at the time, that the renewal option would be exercised. The Company determined that the new lease required measurement and recognition of the lease liability and right-of-use assets of $313,301. The lease is classified as an operating lease. No incentives were included in the lease.

On July 25, 2024, the Company entered into and closed the Scienture Merger Agreement. Pursuant to the Scienture Merger Agreement, the Company acquired right of use asset value of $61,578 and right of use liability of $61,886 on the acquisition date together with all the assets and liabilities of Scienture.

The table below reconciles the fixed component of the undiscounted cash flows for and the total remaining years to the lease liabilities recorded in the consolidated balance sheet as of December 31, 2024.

Future lease obligations
2025	$83,538
2026	73,084
2027	56,919
2028	48,612
Total minimum lease payments	262,154
Less: effect of discounting	(42,351)
Present value of future minimum lease payments	219,803
Less: current obligation under lease	63,334
Long-term lease obligations	$156,469

For the years ended December 31, 2024, and 2023, total operating lease expense was $82,342 and $323,961, respectively, which is included in general and administrative expenses in the consolidated statements of operations, as well as $0 and $271,922 from discontinued operations, respectively.

For the years ended December 31, 2024, and 2023, total short-term lease expense was $10,978 and $62,016 respectively, which is included in general and administrative expenses in the condensed consolidated statements of operations, as well as $750 and $34,000 from discontinued operations, respectively.

NOTE 17 – SEGMENT REPORTING

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates all reporting segments in one geographical area (the United States).

The Company’s CEO is the chief operating decision-maker.

The Company classifies its business interests into reportable segments which are:

●	Integra - Licensed wholesaler of brand, generic and non-drug products – B2B sales

●	Scienture – pharmaceutical research company which is engaged in the research and development of branded pharmaceutical products

●	Unallocated - Other – corporate overhead expense and discontinued operations.

Year Ended December 31, 2024	Integra	Scienture	Unallocated	Total
Revenues	$136,643	$-	$-	$136,643
Cost of Sales	130,638	-	-	130,638
Gross Profit	6,005	-	-	6,005
Profit/Loss	(1,827,707)	(3,509,597)	14,403,102	9,065,798
Interest expense	-	231,639	1,103,992	1,335,631
Depreciation	2,000	-	-	2,000
Total Assets	$3,260,532	$98,072,001	$3,521,272	$104,853,805

Geographic information as of and for the year ended December 31, 2024 is presented below:

	Revenues For The Year Ended December 31, 2024	Total Assets as of December 31, 2024
United States	$136,643	$104,853,805

Year Ended December 31, 2023	Integra	Scienture	Unallocated	Total
Revenues	$1,363,830	$-	$-	$1,363,830
Cost of Sales	1,314,800	-	-	1,314,800
Gross Profit	49,030	-	-	49,030
Profit/Loss	(668,625)	-	(17,174,949)	(17,843,574)
Interest expense	-	-	1,143,223	1,143,223
Depreciation	2,000	-	17,375	19,375
Total Assets	$220,634	$-	$12,312,279	$12,532,913

Geographic information as of and for the year ended December 31, 2023 is presented below:

	Revenues For The Year Ended December 31, 2023	Total Assets as of December 31, 2023
United States	$1,363,830	$12,532,913

NOTE 18 – INCOME TAXES

The provision (benefit) for income taxes on income from operations for the years ended December 31, 2024 and 2023 consists of the following:

	2024	2023
Federal:
Current	$-	$-
Deferred	(534,396)	-
	(534,396)	-
State
Current	-	-
Deferred	-	-
	-	-
Total	$(534,396)	$-

During the year ended December 31, 2024, the Company recorded a $360,016 tax provision expense pertaining to discontinued operations, which is included within net income (loss) from discontinued operations, net of tax per the consolidated statements of operations. The accompanying income tax payable is included within accrued liabilities on the consolidated balance sheet.

Income (loss) before income taxes for the years ended December 31, 2024 and 2023 consisted of the following:

	2024	2023
US	$9,600,194	$(17,843,574)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The significant components of the deferred tax assets and liabilities are as follows:

	2024	2023
Deferred Tax Assets:
Net operating losses	$1,985,391	$5,800,214
Capitalized research and development costs	316,902	-
Debt issuance costs	186,155	-
Accruals and reserves	31,168	-
Purchased intangibles	-	151,877
Lease liability	9,008	127,896
Total Deferred tax assets	2,528,624	6,079,987

Deferred Tax Liabilities:
Purchased goodwill	-	(15,534)
Intangibles	(16,044,000)	-
Right to use assets	(8,838)	(127,896)
Total Deferred tax liabilities	(16,052,838)	(143,430)

Valuation Allowance	-	5,936,557
Net deferred tax asset (liability)	$(13,524,213)	$-

For 2023, the Company has established a valuation allowance equal to the full amount of the deferred tax asset primarily due to uncertainty in the utilization of the net operating loss carry forwards. As of December 31, 2024, the Company utilized all remaining valuation allowance, resulting in a net deferred tax liability of $13,524,213.

The estimated net operating loss carry forwards of approximately $11,998,985 will be available based on the new carryover rules in section 172(a) passed with the Tax Cuts and Jobs Acts.

NOTE 19 – SUBSEQUENT EVENTS

In January 2025, the Company issued in aggregate 240,000 shares of common stock for services.

Equity Line of Credit

In connection with the ELOC Agreement (see Note 11), the investor purchased 2,800,000 shares of common stock for net proceeds of approximately $4.6 million during the calendar year beginning January 1, 2025. In addition, the Company issued the investor an additional 295,901 commitment fee shares as part of a true-up calculation.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

On March 13, 2025, the Board of Directors appointed Eric Sherb to serve as the Company’s Chief Financial Officer effective as of March 13, 2025 (the “Effective Date”). Mr. Sherb will succeed Prashant Patel, who previously served as the Company’s Interim Principal Financial/Accounting Officer. Mr. Patel notified the Company’s Board of Directors of his intention to resign his position as Interim Principal Financial/Accounting Officer effective as of the Effective Date. Mr. Patel will continue to serve as the Company’s President and Chief Operating Officer. Mr. Patel’s decision to resign as the Company’s Interim Principal Financial/Accounting Officer is not the result of any dispute or disagreement with the Company, the Company’s management or the Company’s Board of Directors on any matter relating to the Company’s operations, policies or practices.

Director Resignations

On January 15, 2025 and January 16, respectively, Narasimhan Mani and Prashant Patel each voluntarily resigned as directors of the Company. Neither resignation was the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices. Mr. Patel and Dr. Mani will not receive compensation for their service on the Board of Directors of the Company during 2025. Mr. Patel and Dr. Mani each will continue on in their respective management roles.

In connection with the foregoing director resignations, the Board approved a decrease in the size of the Board from 7 directors to 5 directors. As such, the Board currently does not have any vacancies.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our former Interim Principal Financial/Accounting Officer, Mr. Ajjarapu and Mr. Patel, respectively, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (December 31, 2024). Based on this evaluation, our Chief Executive Officer and our former Interim Principal Financial/Accounting Officer concluded that as of December 31, 2024, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and Interim Principal Financial/Accounting Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. The Company’s internal control over financial reporting includes those policies and procedures that are designed to:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2024, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2024:
●	Financial Reporting Systems: The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.
●	Segregation of Duties: The Company does not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

Limitations on the Effectiveness of Controls

Management of the Company, including its Chief Executive Officer and its current Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by the collusion of two or more persons. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our workforce operated primarily in a work from home environment for the year ended December 31, 2024. While pre-existing controls were not specifically designed to operate in our current work-from-home operating environment, we do not believe that such work-from-home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

ITEM 9B.	OTHER INFORMATION

Securities Trading Plans of Directors and Officers

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Appointment of Director

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

On January 15, 2025 and January 16, respectively, Narasimhan Mani and Prashant Patel each voluntarily resigned as directors of Scienture Holdings, Inc. (the “Company”). Neither resignation was the result of any dispute or disagreement with the Company or any matter relating to the Company’s operations, policies or practices. Mr. Patel and Dr. Mani will not receive compensation for their service on the Board of Directors of the Company during 2025. Mr. Patel and Dr. Mani each will continue on in their respective management roles.

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

For information regarding our directors, executive officers, and corporate governance, including information regarding the committees of our Board of Directors and certain of our policies and procedures, see the sections entitled “Proposal 1: Election of Directors,” “Directors, Executive Officers and Corporate Governance” and “Certain Relationships and Related Transactions, and Director Independence” of our 2024 Proxy Statement.

The following is a brief description of the education and business experience of our former President, Chief Operating Officer, Interim Principal Financial/Accounting Officer:

Prashant Patel, President, Chief Operating Officer, Interim Principal Financial/Accounting Officer and Director

Mr. Patel, age 50, previously served as our full-time President and Chief Operating Officer since our acquisition of TRxADE Nevada on January 8, 2014 and served as a director until January 3, 2025. Effective March 6, 2023, Mr. Patel, was appointed as Interim Principal Financial/Accounting Officer of the Company. Mr. Patel resigned from his position as Interim Principal Financial/Accounting Officer of the Company effective March 13, 2025. Mr. Patel also serves as a director, the President, and the Chief Operating Officer of Wellgistics Health, Inc. Mr. Patel is a registered pharmacist and pharmaceutical consultant with over twenty years of experience in retail pharmacy and pharmaceutical logistics, and the founder of several pharmacies in the Tampa Bay, Florida area. Mr. Patel has been President and Member of Board of Directors of Trxade Nevada since August 2010. Since October 2008, Mr. Patel has been Managing Member of APAA LLC, a pharmacy and CEO of Pharmaceutical Returns of America LLC, a pharmaceutical reverse distributor. Mr. Patel graduated from Nottingham University School of Pharmacy and practiced in the United Kingdom before obtaining his masters in Transport, Trade and Finance from Cass Business School, City University, United Kingdom.

The following is a brief description of the education and business experience of our current Chief Financial Officer:

Eric Sherb, Chief Financial Officer

Mr. Sherb, age 38, previously served as a financial consultant and advisor to the Company since 2023. Effective March 13, 2025, Mr. Sherb was appointed as Chief Financial Officer of the Company. He is a CPA with 16 years of experience in accounting advisory, auditing and mergers and acquisitions. He began his career at PricewaterhouseCoopers, where he worked as a senior associate from July 2008 to January 2013. Mr. Sherb has several years’ experience in mid-size audit and consulting firms with clients in a variety of industries. Following his time at PricewaterhouseCoopers, Mr. Sherb served as Audit Manager at RBSM LLP, and Senior Manager at CFGI. Since October 2018, Eric has been a founder and owner of EMS Consulting Services, LLC. He has extensive experience in financial reporting for pre-revenue startups to large public entities, including bookkeeping, consolidation, financial statement preparation and analysis, management and investor reporting, financial modeling and audit and IPO readiness. Mr. Sherb has provided technical advisory on complex transactions, including debt/equity financings, business combinations, revenue recognition, lease arrangements, etc. Mr. Sherb has helped clients establish and improve financial operations, including system implementation, compensation structures and the creation of accounting policies and processes. Mr. Sherb graduated with a Bachelor of Business Administration from Emory University in Accounting and Finance.

ITEM 11.	EXECUTIVE COMPENSATION

For certain information regarding our director and executive compensation, see the sections entitled “Directors, Executive Officers and Corporate Governance” and “Executive and Director Compensation” of our 2024 Proxy Statement.

2024 Summary Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2024 and 2023.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	All Other Compensation ($)		Total ($)
Suren Ajjarapu	2024	$484,154	$-	$25,500	$-	$60,923	(1)	$570,577
Chairman of the Board, Chief Executive Officer, and Secretary	2023	$360,000	$-	$243,075	$-	$24,934	(1)	$628,009

Prashant Patel(2)	2024	$332,962	$-	$76,500	$-	$-		$409,462
President, Chief Operating Officer, and former Interim Principal Financial/ Accounting Officer and Director	2023	$150,000	$-	$43,650	$-	$-		$193,650

Eric Sherb(3)	2024	$-	$-	$-	$-	$82,522		$82,522
Current Chief Financial Officer	2023	$-	$-	$-	$-	$3,792		$3,752

*	Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of restricted shares and option awards are set forth in the Critical Accounting Policies as disclosed in our Consolidated Financial Statements for the year ended December 31, 2024. The amount reported in this column reflects the accounting cost for these awards and does not correspond to the actual economic value that may be received by the officer upon the vesting of the restricted shares, the exercise of the stock options, or any sale of the underlying shares of common stock.

(1)	Represents a car allowance of $1,000 per month and a disability insurance policy paid for by the Company.
(2)	Mr. Patel resigned as Interim Principal Financial/Accounting Officer with the Company effective as of March 13, 2025.
(3)	The Company’s Board of Directors appointed Mr. Sherb as the Company’s Chief Financial Officer effective as of March 13, 2025.

Narrative Disclosure to 2024 Summary Compensation Table

Elements of Compensation

The compensation of our named executive officers generally consists of base salary and long-term incentive compensation in the form of equity awards and other benefits, as described below.

2023 Increased Officer Compensation

Effective January 1, 2023, the Board and the Compensation Committee, increased the annual salaries of each of Mr. Ajjarapu, Mr. Patel and Ms. Huffman to the levels of their salaries prior to certain reductions that had been effective since September 1, 2022. Mr. Ajjarapu’s annual salary was increased back to $360,000 per year, Mr. Patel’s annual salary was increased back to $150,000 per year.

The increases in officer salaries were documented by amendments to the employment agreements with each officer. The amendments also clarified that the equity compensation issuable to each officer was additional compensation and not specifically a result of the reduction in salaries effective on September 1, 2022, and that the amount of reduced salary from September 1, 2022, to December 31, 2022 was forgiven by each officer.

2024 Principal Financial Officer Transition

On March 13, 2025, the Company’s Board of Directors appointed Mr. Sherb to serve as the Company’s Chief Financial Officer effective as of March 13, 2025 (the “Effective Date”). Mr. Sherb will succeed Mr. Patel, who previously served as the Company’s Interim Principal Financial/Accounting Officer. Mr. Patel notified the Company’s Board of Directors of his intention to resign his positions with the Company, including as President, Chief Operating Officer, and Interim Principal Financial/Accounting Officer effective as of the Effective Date.

In connection with Mr. Sherb’s appointment as Chief Financial Officer, the Company and EMS Consulting Services, Inc., an entity controlled by Mr. Sherb, entered into an independent contractor agreement (the “Agreement”) whereby Mr. Sherb has agreed to perform, on a full-time basis, all services (a) assigned by the Company’s Chief Executive Officer and (b) otherwise necessary or convenient in fulfilling the obligations associated with serving as the Chief Financial Officer of a publicly-traded company with common stock listed on The Nasdaq Marketplace LLC. In exchange, the Company has agreed to pay Mr. Sherb (i) an annual cash fee of $100,000; (ii) an annual grant of shares of the Company’s common stock equal to an aggregate amount of $50,000, to be issued as soon as reasonably practicable upon signing of this Agreement and every year thereafter during the term of the Agreement; and (c) an annual discretionary bonus in an amount, if any, determined in the sole discretion of the Company’s Board of Directors. The Agreement became effective on the Effective Date and will continue until terminated by the Company or Mr. Sherb on no less than 14 days’ prior notice.

During the fiscal years ending December 31, 2023 and 2024, Mr. Sherb received $3,794 and $82,252, respectively, as consideration for certain financial advisory and consulting services that he provided to the Company.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information as of December 31, 2024, concerning unexercised options, unvested stock and equity incentive plan awards for each of the executive officers named in the Summary Compensation Table.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date
Suren Ajjarapu	5/13/2019	1,111	-	-	$39.60	5/13/2029

Prashant Patel	5/13/2019	1,111	-	-	$39.60	5/13/2029

Eric Sherb	-	-	-	-	-	-

Agreements with Our Chief Financial Officer

Eric Sherb, Chief Financial Officer

On March 13, 2025, the Company entered into an Independent Contractor Agreement with EMS Consulting Services, Inc., an entity controlled by Mr. Sherb (the “IC Agreement”), in connection with Mr. Sherb’s appointment as Chief Financial Officer of the Company. Under the IC Agreement, Mr. Sherb has agreed to perform, on a full-time basis, all services (a) assigned by the Company’s Chief Executive Officer and (b) otherwise necessary or convenient in fulfilling the obligations associated with serving as the Chief Financial Officer of a publicly-traded company with common stock listed on The Nasdaq Marketplace LLC. In exchange, the Company has agreed to pay Mr. Sherb (i) an annual cash fee of $100,000; (ii) an annual grant of shares of the Company’s common stock equal to an aggregate amount of $50,000, to be issued as soon as reasonably practicable upon signing of this Agreement and every year thereafter during the term of the Agreement; and (c) an annual discretionary bonus in an amount, if any, determined in the sole discretion of the Company’s Board of Directors. The IC Agreement became effective on March 13, 2025, and will continue until terminated by the Company or Mr. Sherb on no less than 14 days’ prior notice.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For certain information regarding the security ownership of certain beneficial owners and management and related stockholder matters, see the section entitled “Security Ownership of Certain Beneficial Owners and Management” of our 2024 Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to securities that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	23,930	$42.16	4,976,070
Equity compensation plans not approved by security holders	-	$0.00	-
Total	23,930	$42.16	4,976,070

The only equity compensation plan that has been approved by the Company’s security holders and currently is in full force and effect is the Company’s Second Amended and Restated 2019 Equity Incentive Plan. (the “2019 Plan”). Stockholders approved and ratified the 2019 Plan on May 27, 2021. The 2019 Plan provides an opportunity for any employee, officer, director or consultant of the Company, subject to any limitations provided by federal or state securities laws, to receive (i) incentive stock options (to eligible employees only); (ii) nonqualified stock options; (iii) restricted stock; (iv) stock awards; (v) shares in performance of services; or (vi) any combination of the foregoing. In making such determinations, the Board (or the Compensation Committee) may take into account the nature of the services rendered by such person, his or her present and potential future contribution to the Company’s success, and such other factors as the Board (or the Compensation Committee) in its discretion shall deem relevant. Incentive stock options granted under the 2019 Plan are intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). Nonqualified (non-statutory stock options) granted under the 2019 Plan are not intended to qualify as incentive stock options under the Code.

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

Subject to adjustment in connection with the payment of a stock dividend, a stock split or subdivision or combination of the shares of common stock, or a reorganization or reclassification of the Company’s common stock, the maximum aggregate number of shares of common stock which may be issued pursuant to awards under the 2019 Plan is (i) two million (2,000,000) shares of common stock, and (ii) an annual increase on April 1st of each calendar year, beginning in 2021 (provided that no increase was approved in 2021 or 2022) and ending in 2029 (each a “Date of Determination”), in each case subject to the approval and determination of the Administrator on or prior to the applicable Date of Determination, equal to the lesser of (A) ten percent (10%) of the total shares of Common Stock of the Company outstanding on the last day of the immediately preceding fiscal year and (B) such smaller number of shares as determined by the Administrator, also known as an “evergreen” provision. Notwithstanding the above, no more than 25 million shares of shares of common stock may be issuable upon exercise of incentive stock options granted under the plan. In June 2023 our shareholders approved an amendment to the 2019 Plan to increase the number of shares of common stock reserved under the 2019 Plan by 2,000,000 additional shares. The shares reserved under the 2019 Plan (and outstanding awards under the 2019 Plan) were proportionally reduced to give effect to the 1-for-15 reverse stock split effected by the Company in June 2023.

The Company’s board of directors and stockholders approved an amendment to the Plan increasing the available shares under the Plan to 5,000,000 shares of the Common Stock as such common stock existed on July 24, 2024.

As of the date of this Form 10-K, a total of 4,976,070 shares of common stock remain available for awards under the 2019 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

For information regarding certain relationships and related transactions and director independence, see the sections entitled “Certain Relationships and Related Transactions, and Director Independence” and “Directors, Executive Officers and Corporate Governance” of our 2024 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

For information regarding the services provided by and fees paid to our principal accountants, see the section entitled “Proposal 2: Ratification of Appointment of Auditors” of our 2024 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) The following is an index of the financial statements, schedules and exhibits included in this Annual Report.

(1)	All Financial Statements

(2)	Consolidated Financial Statement Schedules

Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report.

(3)	Exhibits

			Incorporated by Reference			Filed/Furnished
Exhibit No.	Description	Form	File No.	Exhibit	Filing Date	Herewith
3.1	Second Amended and Restated Certificate of Incorporation of Trxade Group, Inc.	S-1	333-234221	3.1	10/15/2019
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020	8-K	001-39199	3.1	2/13/2020
3.4	Certificate of Amendment of Certificate of Incorporation (changing name TRxADE HEALTH, INC.)	8-K	001-39199	3.1	5/28/2021
3.5	Form of Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	001-39199	3.1	6/15/2023
3.6	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	001-39199	3.1	9/24/2024
3.7	Certificate of Designation of Series B Preferred Stock	8-K	000-55218	3.1	06/26/2023
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock	8-K	000-55218	3.1	10/11/2023
3.9	Certificate of Designation of Preference, Rights and Limitations of Series X Non-Voting Convertible Preferred Stock.	8-K	001-39199	3.1	7/31/2024
3.10	Amended and Restated Bylaws of Trxade Group, Inc.	10-12G/A	000-55218	3.1	7/24/2014
3.11	Form of Common Stock Purchase Warrant	8-K	000-55218	4.2	10/7/2022
4.1	Description of Registered Securities	10-K	001-39199	4.1	3/27/2023
10.1*	Indemnification Agreement dated February 6, 2019 with Prashant Patel and Suren Ajjarapu	10-K	000-55218	10.1	3/22/2019
10.2*	Form of Indemnification Agreement entered into between Trxade Group, Inc. and its directors and certain officers	10-12G	000-55218	10.4	6/11/2014
10.3*	Employment Agreement between Trxade, Inc. and Prashant Patel dated May 24, 2013	10-12G/A	000-55218	10.6	7/24/2014
10.4*	First Amendment to Employment Agreement with Mr. Patel	8-K	001-39199	10.5	9/1/2022
10.5*	Second Amendment to Employment Agreement between Trxade, Inc. and Prashant Patel dated January 17, 2023 and effective September 1, 2022	8-K	001-39199	10.7	1/20/2023
10.6*	April 14, 2020 Executive Employment Agreement with Suren Ajjarapu	8-K	001-39199	10.4	4/16/2020
10.7*	First Amendment to Executive Employment Agreement with Suren Ajjarapu dated May 5, 2020	8-K	001-39199	10.2	5/7/2020
10.8*	Second Amendment to Employment Agreement with Mr. Ajjarapu	8-K	001-39199	10.3	9/1/2022
10.9*	Third Amendment to Employment Agreement between TRxADE HEALTH, Inc. and Suren Ajjarapu dated January 17, 2023 and effective September 1, 2022	8-K	001-39199	10.4	1/20/2023
10.10*	Second Amended and Restated Trxade Group, Inc. 2019 Equity Incentive Plan	8-K	001-39199	10.1	5/28/2021
10.11*	Form of Stock Option Agreement (April 2020 Grants to Employees) April 14, 2020	8-K	001-39199	10.2	4/16/2020

10.12*	Form of Restricted Stock Grant Agreement (Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel) April 14, 2020	8-K	001-39199	10.3	4/16/2020
10.13*	Restricted Stock Grant Agreement (Mr. Ajjarapu 2020 Performance Bonus)(Updated) May 5, 2020	8-K	001-39199	10.3	5/7/2020
10.14*	Form of First Amendment to Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement (April 2020 Grants to Employees; Independent Directors 2020 Award, 2020 CFO Award and 2020 Legal Counsel Award)	8-K	001-39199	10.4	8/4/2020
10.15*	Form of Stock Option Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.6	8/14/2020
10.16*	Form of Restricted Stock Grant Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.7	8/14/2020
10.17*	Form of Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement	S-8	333-246318	10.8	8/14/2020
10.18*	Trxade Group, Inc. Independent Director Compensation Policy adopted April 14, 2020	10-Q	001-39199	10.8	7/27/2020
10.19	Membership Interest Purchase Agreement dated January 20, 2023, by and among Alliance Pharma Solutions, LLC, Wood Sage, LLC, as buyer, and TRxADE HEALTH, Inc., as seller	8-K	001-39199	10.1	1/23/2023
10.20	Membership Interest Purchase Agreement dated January 20, 2023, by and among Community Specialty Pharmacy, LLC, Wood Sage, LLC, as buyer, and TRxADE HEALTH, Inc., as seller	8-K	001-39199	10.2	1/23/2023
10.21	Voluntary Withdrawal and Release Agreement effective February 4, 2023, by and between TRxADE HEALTH, INC., SOSRx, LLC and Exchange Health, LLC	8-K	001-39199	10.1	2/7/2023
10.22	Agreement and Plan of Merger dated as of June 30, 2023, by and among TRxADE Health, Inc., Foods Merger Sub, Inc., and Superlatus Inc.	8-K	001-39199	2.1	6/30/2023
10.23	Stock Swap Agreement dated June 28, 2023, by and among TRxADE Health, Inc., Suren Ajjarapu and Prashant Patel	8-K	001-39199	10.1	6/30/2023
10.24	Amended and Restated Agreement and Plan of Merger, dated July 14, 2023 by and between TRxADE Health, Inc. and Superlatus, Inc.	8-K	001-39199	2.1	7/14/2023
10.25	Form of Lock-Up Agreement	8-K	001-39199	10.1	7/31/2023
10.26	Form of MEDS Shareholder Registration Rights Agreement for MEDS Rights	8-K	001-39199	10.2	7/31/2023
10.27	Asset Purchase Agreement, dated August 21, 2023, by and among Superlatus Inc., Perfect Day, Inc., and The Urgent Company, Inc.	8-K	001-39199	10.1	8/24/2023
10.28	Supplier Agreement, dated October 9, 2023, by and among Superlatus PD Holding Company and Rainforest Distribution Corp.	8-K	001-39199	10.1	10/13/2023
10.29	Amendment No. 1 to the Amended and Restated Agreement and Plan of Merger by and between the Company, Superlatus Inc. and Foods Merger Sub Inc., dated January 8, 2024	8-K	001-39199	10.1	1/11/2024
10.30	Asset Purchase Agreement between Trxade, Inc., Micro Merchant Systems, Inc. and TRxADE HEALTH Inc. (for the limited purposes identified therein), dated February 16, 2024	8-K	001-39199	2.1	2/16/2024
10.31	Subscription Agreement, dated February 29, 2024 between Trxade, Inc. and Lafayette Energy Corp.	8-K	001-39199	10.1	3/6/2024
10.32	Stock Purchase Agreement, dated March 5, 2024 between TRxADE HEALTH Inc. and Superlatus Foods Inc.	8-K	001-39199	10.2	3/6/2024
10.33	Agreement and Plan of Merger, dated July 25, 2024, by and among the Company, MEDS Merger Sub I, Inc., MEDS Merger Sub II, LLC, and Scienture, Inc.	8-K	001-39199	2.1	7/31/2024
10.34*	Consulting Agreement, dated July 25, 2024, by and between the Company and Surendra K. Ajjarapu.	8-K	001-39199	10.2	7/31/2024
10.35*	Consulting Agreement, dated July 25, 2024, by and between the Company and Prashant Patel.	8-K	001-39199	10.3	7/31/2024
10.36	Form of Registration Rights Agreement.	8-K	001-39199	10.4	7/31/2024

10.37	Assignment and Assumption of Membership Interests – Integra Pharma Solutions, LLC, dated October 4, 2024, by and between the Company and Softell Inc.	10-Q	001-39199	10.5	11/6/2024
10.38+	Purchase Agreement, dated November 25, 2024, between the Company and Arena Business Solutions Global SPC II, Ltd.	8-K	001-39199	10.6	11/26/2024
10.39+	Securities Purchase Agreement, dated November 22, 2024, between the Company and the Arena Investors.	8-K	001-39199	10.1	11/26/2024
10.40	Form of 10% Original Issue Discount Secured Convertible Debenture.	8-K	001-39199	10.2	11/26/2024
10.41+	Security Agreement, dated November 25, 2024, between the Company and the Arena Investors.	8-K	001-39199	10.3	11/26/2024
10.42	Guarantee Agreement, dated November 25, 2024, between Scienture, LLC and the Arena Investors.	8-K	001-39199	10.4	11/26/2024
10.43	Registration Rights Agreement, dated November 25, 2024, between the Company and the Arena Investors.	8-K	001-39199	10.5	11/26/2024
10.44	First Amendment of Loan and Security Agreement, dated November 22, 2024, between the Company, NVK Finance, LLC, Scienture, LLC, Srivatsav, LLC, and Shankar Hariharan.	8-K	001-39199	10.8	11/26/2024
10.45+	Master Services Agreement, dated October 29, 2024, by and between the Company and Anthem Biosciences Pvt. Ltd.	S-1/A	333-283591	10.25	1/14/2025
10.46+	Exclusive Commercial and Supply Agreement dated March 4, 2025, by and between Scienture, LLC and Summit Biosciences Inc.	8-K	001-39199	1.1	3/10/2025
14.1	Code of Ethics	10-K	000-55218	14.1	3/23/2015
16.1	Letter from MaloneBailey, LLP to the Securities and Exchange Commission dated September 14, 2023	8-K	001-39199	16.1	9/14/2023
19.1	Insider Trading Policy	10-K	001-39199	19.1	4/22/2024	X
21.1	List of Subsidiaries					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906’ of the Sarbanes-Oxley Act					X
97.1	Form of Clawback Policy	10-K/A	001-39199	97.1	5/3/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

* Indicates management contract or compensatory plan or arrangement.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, Florida, on the 26th day of March 2025.

SCIENTURE HOLDINGS, INC.

By:	/s/ Surendra Ajjarapu
Surendra Ajjarapu
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Surendra Ajjarapu	Chief Executive Officer	March 26, 2025
Surendra Ajjarapu	(Principal Executive Officer)

/s/ Eric Sherb	Chief Financial Officer	March 26, 2025
Eric Sherb	(Principal Financial and Accounting Officer)

/s/ Donald G. Fell	Director	March 26, 2025
Donald G. Fell

/s/ Mayur Doshi	Director	March 26, 2025
Mayur Doshi

/s/ Subbarao Jayanthi	Director	March 26, 2025
Subbarao Jayanthi

/s/ Shankar Hariharan	Director	March 26, 2025
Shankar Hariharan

