Form 10-Q
period 2025-03-31
Scienture Holdings, Inc.
filed 2025-05-12
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

There were 13,116,429 shares of the registrant’s common stock outstanding on May 12, 2025.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended March 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including without limitation, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Scienture Holdings, Inc. (f/k/a TRxADE Health, Inc.) (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. These factors include, but are not limited to:

●	Our limited amount of cash;
●	The negative effect on our business and our ability to raise capital that is created by the fact that there is a substantial doubt about our ability to continue as a going concern;
●	Risks of our operations not being profitable;
●	Claims relating to alleged violations of intellectual property rights of others;
●	Technical problems with our websites;
●	Cybersecurity risks;
●	Risks relating to implementing our acquisition strategies, and, risks related to our ability to integrate the business operations of businesses that we acquire from time to time;
●	Negative effects on our operations associated with the opioid pain medication health crisis;
●	Regulatory and licensing requirement risks;
●	Risks related to changes in the U.S. healthcare environment;
●	The status of our information systems, facilities and distribution networks;
●	Risks associated with the operations of our more established competitors;
●	Political uncertainty;
●	Healthcare fraud;
●	The potential impact of some future pandemic;
●	Inflation, rising interest rates, governmental responses thereto and possible recessions caused thereby;
●	Changes in laws relating to our operations;
●	Privacy laws;
●	System errors;
●	Dependence on current management;
●	Our growth strategy;
●	Risks related to the disruption of management’s attention from ongoing business operations due to pursuit of requirements related to being a listed company; and
●	Other factors discussed in this Quarterly Report on Form 10-Q and our Annual Form 10-K for the year ended December 31, 2024.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2025 and December 31, 2024

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$2,049,638	$308,096
Accounts receivable, net	3,734	11,106
Prepaid expenses	419,939	4,560
Notes receivable - related party	1,300,000	1,300,000
Other receivables	4,043,769	4,138,770
Deferred offering costs	-	534,800
Current assets of discontinued operations	8,145	8,145
Total current assets	7,825,226	6,305,477
Property, plant and equipment, net	17,000	17,500
Deposits	22,039	22,039
Intangible assets, net	76,400,000	76,400,000
Goodwill	21,372,960	21,372,960
Operating lease right-of-use assets	186,909	201,433
Deferred tax asset	534,396	534,396
Total assets	$106,358,530	$104,853,805

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,184,771	$2,898,683
Accrued liabilities	1,411,315	1,313,731
Other current liabilities	5,441	5,441
Loan payable, related party	515,000	415,000
Convertible note, net of debt discount - current portion	2,000,000	2,285,423
Operating lease liability - current	65,843	63,334
Warrant liability	273,949	919,935
Current liabilities of discontinued operations	5,346	5,346
Total current liabilities	7,461,665	7,906,893
Convertible notes, net of debt discount	1,092,461	612,275
Derivative liability	1,693,512	2,296,834
Operating lease liability - net of current portion	138,919	156,469
Development agreement liability	1,285,000	1,285,000
Deferred tax liability	13,524,213	13,524,213
Total liabilities	25,195,770	25,781,684

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Series A preferred stock, $0.00001 par value; 0 and 9,211,246 shares authorized; 0 shares issued and outstanding as of both March 31, 2025 and December 31, 2024	-	-
Series B preferred stock, $0.00001 par value; 787,754 shares authorized; 15,759 shares issued and outstanding as of both March 31, 2025 and December 31, 2024	-	-
Series C preferred stock, $0.00001 par value; 1,000 shares authorized; 0 shares issued and outstanding as of both March 31, 2025 and December 31, 2024	-	-
Series X preferred stock, $0.00001 par value; 9,211,246 shares authorized; 0 shares issued and outstanding as of both March 31, 2025 and December 31, 2024	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 12,515,019 and 8,750,582 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	125	87
Additional paid-in capital	123,265,605	118,111,007
Accumulated deficit	(42,102,970)	(39,038,973)
Total stockholders’ equity	81,162,760	79,072,121
Total liabilities and stockholders’ equity	$106,358,530	$104,853,805

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements Of Operations

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues	$10,258	$-
Cost of sales	9,585	-
Gross profit	673	-

Operating expenses:
Wage and salary expense	696,068	222,594
Professional fees	412,850	179,553
Accounting and legal expense	470,825	339,047
Technology expense	61,620	51,615
General and administrative	1,355,948	4,700,162
Research and development	574,679	-
Total operating expenses	3,571,990	5,492,971
Operating loss	(3,571,317)	(5,492,971)

Other income (expense):
Change in fair value of warrant liability	645,986	(729,889)
Change in fair value of derivative liability	603,322	-
Loss on conversion of note payable	(96,646)	-
Interest income	25,442	62,921
Loss on disposal of asset	-	(374,968)
Interest expense	(670,784)	(98,515)
Total other income (expense)	507,320	(1,140,451)

Net loss from continuing operations	(3,063,997)	(6,633,422)
Benefit / (provision) for income taxes	-	-
Net loss from continuing operations, net of tax	(3,063,997)	(6,633,422)
Net income from discontinued operations, net of tax	-	27,879,455
Net (loss) income	$(3,063,997)	$21,246,033

Net loss per common share from continuing operations
Basic	$(0.33)	$(6.40)
Diluted	$(0.33)	$(6.40)
Net income per common share from discontinued operations
Basic	$-	$26.89
Diluted	$-	$22.00
Net (loss) income per common share
Basic	$(0.33)	$20.49
Diluted	$(0.33)	$16.77
Weighted average common shares outstanding
Basic	9,425,751	1,036,756
Diluted	9,425,751	1,266,977

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series B		Series C		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	15,759	$-	290	$-	905,008	$9	$33,788,284	$(33,245,940)	$542,353
Common stock issued for services	-	-	-	-	470,482	5	4,450,914	-	4,450,919
Options exercised for common shares	-	-	-	-	2,371	-	9,840	-	9,840
Warrants exercised for cash	-	-	-	-	28,487	-	16,567	-	16,567
Options expense	-	-	-	-	-	-	24,266	-	24,266
Cash dividends paid ($8 per share)	-	-	-	-	-	-	-	(12,671,072)	(12,671,072)
Net income	-	-	-	-	-	-	-	21,246,033	21,246,033
Balances at March 31, 2024	15,759	$-	290	$-	1,406,348	$14	$38,289,871	$(24,670,979)	$13,618,906

Balances at December 31, 2024	15,759	$-	-	$-	8,750,582	$87	$118,111,007	$(39,038,973)	$79,072,121
Common stock issued for services	-	-	-	-	240,000	2	1,079,998	-	1,080,000
Common stock issued for cash pursuant to ELOC agreement, net of offering costs	-	-	-	-	2,800,000	28	2,691,439	-	2,691,467
Equity line of commitment shares issued	-	-	-	-	450,437	5	971,727	-	971,732
Conversion of note payable into common stock	-	-	-	-	274,000	3	410,997	-	411,000
Options expense	-	-	-	-	-	-	437	-	437
Net loss	-	-	-	-	-	-	-	(3,063,997)	(3,063,997)
Balances at March 31, 2025	15,759	$-	-	$-	12,515,019	$125	$123,265,605	$(42,102,970)	$81,162,760

The accompanying notes are an integral part of the unaudited consolidated financial statements

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(3,063,997)	$(6,633,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	500	500
Change in fair value of warrant liability	(645,986)	729,889
Change in fair value of derivative liability	(603,322)	-
Loss on conversion of note payable	96,646	-
Options expense	437	24,266
Common stock issued for services	1,080,000	4,450,919
Amortization of debt discount	509,118	-
Amortization of right-of-use assets	14,524	7,803
Changes in operating assets and liabilities:
Accounts receivable, net	7,371	1,555
Prepaid expenses and deposits	(415,379)	(135,013)
Inventory	-	(4,404)
Other receivables	95,001	(7,816,763)
Lease liability	(15,041)	(7,920)
Accounts payable	(113,913)	(544,127)
Accrued liabilities	97,584	329,876
Current liabilities	-	(62,390)
Net cash used in operating activities from continuing operations	(2,956,457)	(9,659,231)
Net cash used in operating activities from discontinued operations	-	(530,442)
Net cash used in operating activities	(2,956,457)	(10,189,673)
Cash flows from investing activities:
Investment in securities	-	(2,500,000)
Net cash used in investing activities from continuing operations	-	(2,500,000)
Net cash provided by investing activities from discontinued operations	-	29,932,589
Net cash provided by investing activities	-	27,432,589
Cash flows from financing activities:
Repayment of contingent liability	-	(1,246,346)
Proceeds from loan payable, related party	100,000	-
Gross proceeds from issuance of common stock	4,597,999	-
Cash dividends paid	-	(12,671,072)
Proceeds from exercise of warrants	-	16,567
Proceeds from exercise of options	-	9,840
Net cash provided by (used in) financing activities from continuing operations	4,697,999	(13,891,011)
Net cash used in financing activities from discontinued operations	-	(5,000)
Net cash provided by (used in) financing activities	4,697,999	(13,896,011)
Net change in cash	1,741,542	3,346,905
Cash at beginning of period	308,096	151,907
Cash at end of period	$2,049,638	$3,498,812

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$733,694
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of note payable into common stock	$411,000	$-
Equity line of commitment shares issued as offering costs	$971,732	$-
Insurance premium financed	$-	$306,152
Note issued as SOSRx contribution	$-	$500,000
Disposition of assets, related party	$-	$492,030
Issuance of note receivable	$-	$1,300,000

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

The Company owned, as of March 31, 2025, 100% of Softell Inc. (f/k/a Trxade Inc.), Integra Pharma Solutions, LLC, and Scienture, LLC (f/k/a Scienture, Inc.), which was acquired in July 2024.

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

Disposition of Legacy Subsidiaries

On April 8, 2025, the Company entered into a Membership Interest Purchase Agreement (the “IPS MIPA”) with Tollo Health, Inc. (“Tollo”), pursuant to which Tollo agreed to purchase and the Company agreed to sell all of the Company’s membership interests in IPS. Suren Ajjarapu, the Company’s Chief Executive Officer, and Prashant Patel, the Company’s President and Chief Operating Officer, each have a beneficial interest in Tollo.

On April 8, 2025, the Company also entered into a Stock Purchase Agreement (the “Bonum SPA” and together with the IPS MIPA, the “Agreements”) with Tollo, pursuant to which Tollo agreed to purchase and the Company agreed to sell all issued and outstanding shares of common stock of Bonum Health, Inc.

In connection with each of the Agreements, the Company agreed to retain certain excluded liabilities of IPS and Bonum including all liabilities: (i) related to, in connection with or arising out of any claims, charges, complaints, actions, suits, settlements, hearings, investigations, proceedings, or governmental or regulatory inquiries with respect to IPS or Bonum, respectively, prior to the closing under the applicable Agreement; (ii) related to, in connection with or arising out of any breach by the Company of the applicable Agreement or any other agreements and documents required to be delivered by the Company; (iii) not disclosed by the Company in accordance with each Agreement; (iv) related to any actions threatened or initiated by a governmental entity against IPS or Bonum, respectively; and (v) related to tax returns or tax matters of the Company, IPS, or Bonum, respectively, for any periods prior to closing under the applicable Agreement.

The Company and Tollo have agreed to consummate the closing of each of the Agreements on June 30, 2025, or such other time as the Company and Tollo may agree. As consideration for acquiring IPS and Bonum, Tollo has agreed to pay the Company $5 million in the form of a promissory note bearing interest at the prime rate. The promissory note matures on June 30, 2030. However, Tollo is required to pay 20% of the proceeds of a future equity financing toward repayment of the principal and accrued but unpaid interest owed under the promissory note.

The divestitures are part of a broader strategic realignment at the Company designed to sharpen operational focus and unlock long-term value. It is aligned with the Company’s commitment to streamline its core operations, optimize its portfolio, and accelerate growth in the Branded and Specialty Pharma markets. The Company intends to use the proceeds obtained from the divestment to facilitate the high-growth commercial and strategic product development activities at its Scienture, LLC subsidiary (see Note 15).

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the SEC on March 26, 2025.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2024, as reported in the Company’s Annual Report on Form 10-K have been omitted.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. Significant estimates for the three months ended March 31, 2025 and 2024 include the valuation of intangible assets, including goodwill, and gain (losses) on dispositions.

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

The Company’s derivative liability is a Level 3 liability measured at fair value on a recurring basis (see Note 8).

Concentration of Credit Risks and Major Customers

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp limits. During the three months ended March 31, 2025 and 2024, no sales to customers represented greater than 10% of revenue.

Accounts Receivable, net

The Company’s receivables are from customers and are typically collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Other Receivables

As of March 31, 2025 and December 31, 2024, other receivables are $4,043,769 and $4,138,770, respectively. As of March 31, 2025, other receivables primarily consist of short-term advances to Wellgistics Health, Inc. (f/k/a Danam Health Inc.) and Tollo Health, Inc. The Company expects to be repaid on all related party receivables in 2025.

Deferred Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of March 31, 2025, the Company has not capitalized any amount in deferred offering costs. During the three months ended March 31, 2025, $534,800 of deferred offering costs capitalized as of December 31, 2024 were charged to additional paid-in capital upon the Company’s equity offering.

Acquisitions

The Company accounts for acquisitions and investments in businesses as business combinations if the target meets the definition of a business and (a) the target is a variable interest entity and the Company is the target’s primary beneficiary, and therefore the Company must consolidate its financial statements, or (b) the Company acquires more than 50% of the voting interest of the target and it was not previously consolidated. The Company records business combinations using the acquisition method of accounting, which requires all the assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill.

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

As of March 31, 2025, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized during the three months ended March 31, 2025 and 2024.

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

The Company did not record an impairment charge for the three months ended March 31, 2025 and 2024.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2018-07 for the accounting of share-based payments granted to non-employees for goods and services.

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

Income (loss) Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of March 31, 2025, we had 238,594 outstanding warrants to purchase shares of common stock, 15,759 shares of Series B preferred stock and 23,930 options to purchase shares of common stock.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2025	2024
Numerator:
Net loss from continuing operations	$(3,063,997)	$(6,633,422)
Net income on discontinued operations	-	27,879,455
Net (loss) income	$(3,063,997)	$21,246,033
Denominator:
Denominator for EPS – weighted average shares
Basic	9,425,751	1,036,756
Diluted	9,425,751	1,266,977
Net loss per common share from continuing operations
Basic	$(0.33)	$(6.40)
Diluted	$(0.33)	$(6.40)
Net income per common share from discontinued operations
Basic	$-	$26.89
Diluted	$-	$22.00
Net (loss) income
Basic	$(0.33)	$20.49
Diluted	$(0.33)	$16.77

Income Taxes

The Company’s provision for income taxes was $0 for the three months ended March 31, 2025 and 2024. The income tax provisions for these periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which the Company operates. For all periods presented, the Company utilized net operating loss carryforwards to offset the impact of any taxable income. The Company’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, utilization of deferred and the effect of permanent differences and adjustments.

Recently Issued Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

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

As of March 31, 2025, the Company had an accumulated deficit of $42,102,970. As of March 31, 2025, the Company had $2,049,638 in cash.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the Company’s financial results as if the Scienture Merger had occurred as of January 1, 2024. The unaudited pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the unaudited pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

Three Months
Ended
March 31,
2024
Revenue	$1,863,830
Net loss from continuing operations	$(9,698,339)
Net loss from continuing operations per share	$(9.35)

Dispositions and Divestitures

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

The gain on disposition of business of $29,685,946 was included in income from discontinued operations, net of tax in the consolidated statements of operations of the year ended December 31, 2024.

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

The loss of disposition of business of $2,083,742 was included in income from discontinued operations, net of tax in the consolidated statements of operations of the year ended December 31, 2024.

Discontinued Operations

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations for the three months ended March 31, 2025 and 2024. The results of the discontinued operations for the three months ended March 31, 2025 and 2024 consist of the following:

	TRX		Bonum		Superlatus		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,		March 31,
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$-	$970,808	$-	$-	$-	$-	$-	$970,808
Cost of sales	-	-	-	-	-	-	-	-
Gross profit	-	970,808	-	-	-	-	-	970,808

Operating expenses:
Wage and salary expense	-	551,983	-	578	-	-	-	552,561
Professional fees	-	15,385	-	-	-	-	-	15,385
Technology expense	-	86,660	-	2,245	-	-	-	88,905
General and administrative	-	36,029	-	678	-	-	-	36,706
Total operating expenses	-	690,057	-	3,500	-	-	-	693,557
Operating income	-	280,751	-	(3,500)	-	-	-	277,251

Other income (expense):
Goodwill impairment	-	-	-	-	-	-	-	-
Gain on dispositions	-	29,685,946	-	-	-	(2,083,742)	-	27,602,205
Other expense	-	-	-	-	-	-	-	0
Other income	-	-	-	-	-	-	-	-
Interest expense	-	-	-	-	-	-	-	-
Total other income(expense)	-	29,685,946	-	-	-	(2,083,742)	-	27,602,204

Provision for income taxes	-	-	-	-	-	-	-
Net income(loss) on discontinued operations	$-	$29,966,697	$-	$(3,500)	$-	$(2,083,742)	$-	$27,879,455

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

As of March 31, 2025, other receivables include a $3,828,769 receivable from Wellgistics and $215,000 receivable from Tollo Health. The advances are unsecured, non-interest bearing and due on demand.

See Note 6 for detail on the note receivable from Wood Sage.

Both Wellgistics Health and Tollo Health have common ownership and management with the Company.

Scienture

In July 2024, the executives of Scienture issued a short-term loan to Scienture for an aggregate amount of $265,000. The loans are unsecured, non-interest bearing and due on demand. The loans were still outstanding as of March 31, 2025.

In November 2024, the executives of Scienture issued a short-term loan to Scienture for $150,000. The loans is unsecured, non-interest bearing and due on demand. The loan was outstanding as of March 31, 2025.

In February 2025, the executives of Scienture issued a short-term loan to Scienture for $100,000. The loan is unsecured, non-interest bearing and due on demand. The loan was outstanding as of March 31, 2025.

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

Revenues for the three months ended March 31, 2025 and 2024 were $10,258 and $0, respectively. In 2025, all revenue was product revenue.

NOTE 6 – NOTES RECEIVABLE – RELATED PARTY

On August 22, 2023, the Company received a Promissory Note (the “Wood Sage Note”) in the amount of $1,300,000 from Wood Sage. The Wood Sage Note bears no interest and is currently due and payable. As of both March 31, 2025 and December 31, 2024, the outstanding balance of the Wood Sage Note was $1,300,000.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

In connection with the Scienture Merger on July 25, 2024, the Company recorded goodwill of $21,372,960 and intangible assets of $76,400,000.

The purchase price allocation of intangible assets was evaluated under ASC 805. The identified intangible assets were determined to be product technologies, and were valued accordingly by each product candidate:

Product Candidate	Fair Value
SCN-102(a)	$23,600,000
SCN-104(b)	25,000,000
SCN-106(c)	15,000,000
SCN-107(d)	12,800,000
$76,400,000

(a)	Management expects SCN-102 to achieve regulatory approval in mid 2025, with product commercialization projected to begin in late 2025.
(b)	Management expects SCN-104 to achieve regulatory approval in late 2025 or early 2026, with product commercialization projected to begin in 2026.
(c)	Management expects SCN-106 to achieve regulatory approval in 2027 or 2028, with product commercialization projected to begin in 2028.
(d)	Management expects SCN-107 to achieve regulatory approval in 2028 or 2029, with product commercialization projected to begin in 2029.

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

As of March 31, 2025, the Company has not begun amortizing any of the product technology intangible assets.

NOTE 8 – CONVERTIBLE DEBT AND NOTES PAYABLE

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

During the three months ended March 31, 2025, the Company accrued $84,167 in interest expense pertaining to the Arena debentures.

As a result of the debentures, the Company recognized an aggregate debt discount of $3,333,333. Through December 31, 2024, $869,692 of the debt discount was amortized to interest expense. During the three months ended March 31, 2025, $480,186 of the debt discount was amortized to interest expense. At March 31, 2025, the outstanding balance of the debentures, including the outstanding principal of $3,333,333 less the unamortized discount of $2,240,872, was $1,092,461. The following is a summary of the Arena Debentures:

Arena Note
Convertible debenture - Arena Principal	$3,333,333
Original issuance discount	(333,333)
Other issuance costs	(360,000)
Fair value of shares issued	(420,200)
Derivative liability recognized as debt discount	(2,477,217)
Excess debt discount amortization at issuance date	257,417
Amortization of debt discount	1,092,461
Arena note, net of unamortized debt discount, at March 31, 2025	$1,092,461

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

The Company valued the derivative liability using a Black-Scholes method using following assumptions:

	March 31,	December 31,
	2025	2024
Risk-free interest rate	4.030%	4.290%
Expected term (in years)	1.15	1.40
Expected volatility+A13	143.88%	171.46%
Expected dividend yield	0.00%	0.00%

The following is a summary of the derivative liability:

Derivative
Liability
Outstanding as of December 31, 2024	$2,296,834
Change in fair value	(603,322)
Outstanding as of March 31, 2025	$1,693,512

Scienture Convertible Debt

In September 2023, Scienture entered into a Loan and Security Agreement (the “NVK Loan Agreement”) with NVK Finance, LLC, a Nebraska Limited Liability Company (“NVK”) for $2,000,000. The debt accrues interest at a per annum rate equal to the Prime Rate (as defined in the NVK Loan Agreement) plus 7 percent and the prime rates are adjusted quarterly. As of both March 31, 2025 and December 31, 2024, the interest rate was 15.50%. The debt is collateralized by all of Scienture’s receivables, cash and cash equivalents and its right, title and interest in, to and under its Intellectual Property (as defined in the NVK Loan Agreement) and all proceeds thereof. The principal is entirely repayable on the maturity date in September 2025 and interest shall be paid monthly following a Qualified Financing (as defined in the NVK Loan Agreement). The NVK debt is convertible into common stock of Scienture at a fully-diluted Scienture valuation of $60,000,000. The balance of the NVK debt upon the Scienture Merger and at March 31, 2025 was $2,000,000. Interest expense on the NVK debt was $77,500 for the three months ended March 31, 2025.

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

Total debt discount recognized in connection with the note was $117,332, with $42,755 amortized through December 31, 2024, and an additional $28,931 amortized during the three months ended March 31, 2025. The net carrying value of the note payable, after deducting the remaining unamortized discount of $45,646, was $314,354. On March 31, 2025, the Company converted the outstanding note into equity by issuing 274,000 shares of common stock at a fair value of $411,000. As a result, it recognized a $96,646 loss on conversion, reported as a non-operating expense in the unaudited condensed consolidated statements of operations.

Debt Summary

The following is a summary of the Company’s debt as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Principal outstanding	Unamortized debt discount	Debt, net of unamortized debt discount
Convertible debenture - Arena	$3,333,333	$(2,240,872)	$1,092,461
Scienture convertible debt	2,000,000	-	2,000,000
Total debt	5,333,333	(2,240,872)	3,092,462
Current maturity of debt	2,000,000	-	2,000,000
Total long-term debt	$3,333,333	$(2,240,872)	$1,092,461

	As of December 31, 2024
	Principal outstanding	Unamortized debt discount	Debt, net of unamortized debt discount
Convertible debenture - Arena	$3,333,333	$(2,721,058)	$612,275
August 2024 note	360,000	(74,577)	285,423
Scienture convertible debt	2,000,000	-	2,000,000
Total debt	5,693,333	(2,795,635)	2,897,698
Current maturity of debt	2,360,000	(74,577)	2,285,423
Total long-term debt	$3,333,333	$(2,721,058)	$612,275

NOTE 9 – STOCKHOLDERS’ EQUITY

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

Common Stock

During the three months ended March 31, 2025, the Company issued 240,000 shares of common stock for services. The fair value of shares issued for services was $1,080,000 and was included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

During the three months ended March 31, 2025, the Company issued 274,000 shares of common stock at a fair value of $411,000 pursuant to the conversion of the August 2024 convertible note of $314,354. Accordingly, the Company recognized a $96,646 loss on conversion.

Arena Note Commitment Shares

As additional consideration for the Purchaser’s execution and delivery of this Agreement, (i) concurrently with the execution and delivery of this Agreement on the First Closing Date (as defined below), the Company shall cause the Transfer Agent, to issue to each Purchaser participating in the first Closing or its designee on the First Closing Date its pro rata portion of 55,000 of the shares of Common Stock being issued as Commitment Shares in connection with the First Closing, and (ii) in connection with any Closing following the First Closing, the Company shall cause its Transfer Agent to issue to each Purchaser participating in such Closing or its designee a certain number of Commitment Shares. The aggregate number of Commitment Shares owing to each Purchaser in connection with any Closing following the First Closing will be agreed among the Company and the Purchasers participating in such Closing, and shall be set forth in an allocation table prior to such Closing (each a “Commitment Shares Allocation Table.”) For the avoidance of doubt, all of the Commitment Shares issuable in connection with the First Closing on the First Closing Date shall be fully earned as of the First Closing Date regardless of whether a Subsequent Closing shall occur (see Note 8).

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

In consideration for the Investor’s execution and delivery of the ELOC Agreement, the Company issued to the Investor, as a commitment fee, 70,000 shares of the Company’s common stock on November 25, 2024. The fair value of shares issued was $534,800 and was included in deferred offering costs in the consolidated balance sheets. In March 2025, the deferred offering costs previously capitalized were offset against the gross proceeds from the ELOC share issuances (see below).

In 2025, the Company issued to the Investor, as another commitment fee, in aggregate 450,437 shares of the Company’s common stock. The fair value of shares issued was $971,732 and was recognized as offering costs in connection with the related ELOC Agreement share issuances. Accordingly, the fair value of the shares issued were offset against the gross proceeds and there was no net effect to stockholders’ equity.

In March 2025, the Company issued in aggregate 2,800,000 shares of common stock pursuant to the above ELOC Agreement for aggregate gross proceeds of $4,597,999. After recognition of the related offering costs, the Company recognized a net increase to additional paid-in capital of $2,691,467.

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

The Company’s board of directors and stockholders approved an amendment to the Second Amended and Restated 2019 Equity Incentive Plan (Plan increasing the available shares under the Plan to 5,000,000 shares of the Common Stock as such common stock existed on July 24, 2024.

NOTE 10 – WARRANTS

In connection with a note (see Note 8), in August 2024 the Company issued 76,923 warrants to purchase common stock. The warrants have an exercise price of $9.36 per share, are immediately exercisable and have a term of 5 years. In August 2024, the holder exercised 28,571 warrants for shares of commons stock on a cashless basis.

As of March 31, 2025, the Company remeasured the fair value of warrants outstanding at $273,949. In connection with remeasurement of warrants, a $645,986 gain and $729,889 loss was recognized during the three months ended March 31, 2025 and 2024, respectively, as the change in fair value of warrant liability.

The Company’s outstanding and exercisable warrants, as of March 31, 2025, are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life In Years	Intrinsic Value
Warrants outstanding as of December 31, 2024	238,594	$19.02	3.20	$-
Warrants exercisable as of December 31, 2024	238,594	19.02	3.20	-
Warrants granted	-	-	-	-
Warrants forfeited, expired, cancelled	-	-	-	-
Warrants exercised	-	-	-	-
Warrants outstanding as of March 31, 2025	238,594	$19.02	2.95	-
Warrants exercisable as of March 31, 2025	238,594	$19.02	2.95	-

NOTE 11 – OPTIONS

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

Total compensation cost related to stock options granted was $437 and $24,266 for the three months ended March 31, 2025, and 2024, respectively.

The following table represents stock option activity for the three-month period ended March 31, 2025:

	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Life in Years	Intrinsic Value
Options outstanding as of December 31, 2024	23,930	$42.16	2.73	$-
Options exercisable as of December 31, 2024	23,930	42.16	1.83	-
Options granted	-	-	-	-
Options adjusted	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Options outstanding as of March 31, 2025	23,930	$42.16	2.43	-
Options exercisable as of March 31, 2025	23,930	$42.16	1.64	-

NOTE 12 – CONTINGENCIES

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

NOTE 13 – LEASES

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

The table below reconciles the fixed component of the undiscounted cash flows for and the total remaining years to the lease liabilities recorded in the consolidated balance sheet as of March 31, 2025.

Supplemental balance sheet information related to leases are as follows:

	March 31, 2025	December 31, 2024
Weighted-average remaining lease term (in years)	3.23	3.48
Weighted-average discount rate	10.90%	10.90%

Future lease obligations
2025 remaining	$62,777
2026	73,084
2027	56,919
2028	48,612
Total minimum lease payments	241,392
Less: effect of discounting	(36,630)
Present value of future minimum lease payments	204,762
Less: current obligation under lease	65,843
Long-term lease obligations	$138,919

For the three months ended March 31, 2025, and 2024, total operating lease expense was $36,402 and $12,840, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

NOTE 14 – SEGMENT REPORTING

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

The Company’s CEO is the chief operating decision-maker.

The Company classifies its business interests into reportable segments which are:

●	Integra - Licensed wholesaler of brand, generic and non-drug products – B2B sales

●	Scienture – pharmaceutical research company which is engaged in the research and development of branded pharmaceutical products

●	Unallocated - Other – corporate overhead expense and discontinued operations.

Three Months Ended March 31, 2025	Integra	Scienture	Unallocated	Total
Revenues	$10,258	$-	$-	$10,258
Cost of Sales	9,585	-	-	9,585
Gross Profit	673	-	-	673
Net income (loss)	(298,401)	(1,420,095)	(1,345,501)	(3,063,997)
Interest expense	-	77,500	593,284	670,784
Depreciation	500	-	-	500
Total Assets as of March 31, 2025	$3,748,249	$99,377,296	$3,232,986	$106,358,530

Geographic information as of and for the three months ended March 31, 2025 is presented below:-

	Revenues For The Three Months Ended March 31, 2025	Total Assets as of March 31, 2025
United States	$10,258	$106,358,530

Three Months Ended March 31, 2024	Integra	Scienture	Unallocated	Total
Revenues	$-	$-	$-	$-
Cost of Sales	-	-	-	-
Gross Profit	-	-	-	-
Net income (loss)	(238,655)	-	21,484,688	21,246,033
Interest expense	-	-	98,515	98,515
Depreciation	500	-	-	500
Total Assets as of December 31, 2024	$3,260,532	$98,072,001	$3,521,272	$104,853,805

Geographic information as of and for the three months ended March 31, 2024 is presented below:-

	Revenues For The Three Months Ended March 31, 2024	Total Assets as of December 31, 2024
United States	$-	$104,853,805

NOTE 15 – SUBSEQUENT EVENTS

On April 8, 2025, the Company entered into a Membership Interest Purchase Agreement (the “IPS MIPA”) with Tollo Health, Inc. (“Tollo”), pursuant to which Tollo agreed to purchase and the Company agreed to sell all of the Company’s membership interests in IPS. Suren Ajjarapu, the Company’s Chief Executive Officer, and Prashant Patel, the Company’s President and Chief Operating Officer, each have a beneficial interest in Tollo.

On April 8, 2025, the Company also entered into a Stock Purchase Agreement (the “Bonum SPA” and together with the IPS MIPA, the “Agreements”) with Tollo, pursuant to which Tollo agreed to purchase and the Company agreed to sell all issued and outstanding shares of common stock of Bonum Health, Inc.

In connection with each of the Agreements, the Company agreed to retain certain excluded liabilities of IPS and Bonum including all liabilities: (i) related to, in connection with or arising out of any claims, charges, complaints, actions, suits, settlements, hearings, investigations, proceedings, or governmental or regulatory inquiries with respect to IPS or Bonum, respectively, prior to the closing under the applicable Agreement; (ii) related to, in connection with or arising out of any breach by the Company of the applicable Agreement or any other agreements and documents required to be delivered by the Company; (iii) not disclosed by the Company in accordance with each Agreement; (iv) related to any actions threatened or initiated by a governmental entity against IPS or Bonum, respectively; and (v) related to tax returns or tax matters of the Company, IPS, or Bonum, respectively, for any periods prior to closing under the applicable Agreement.

The Company and Tollo have agreed to consummate the closing of each of the Agreements on June 30, 2025, or such other time as the Company and Tollo may agree. As consideration for acquiring IPS and Bonum, Tollo has agreed to pay the Company $5 million in the form of a promissory note bearing interest at the prime rate. The promissory note matures on June 30, 2030. However, Tollo is required to pay 20% of the proceeds of a future equity financing toward repayment of the principal and accrued but unpaid interest owed under the promissory note. The parties closed on the transaction on April 30, 2025.

The divestitures are part of a broader strategic realignment at the Company designed to sharpen operational focus and unlock long-term value. It is aligned with the Company’s commitment to streamline its core operations, optimize its portfolio, and accelerate growth in the Branded and Specialty Pharma markets. The Company intends to use the proceeds obtained from the divestment to facilitate the high-growth commercial and strategic product development activities at its Scienture, LLC subsidiary.

On April 16, 2025, the Company issued to the Investor, as a commitment fee, 601,410 shares of the Company’s common stock, in consideration for the Investor’s execution, delivery of the ELOC Agreement and shares issued in quarter one of 2025 (see Note 9).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Quarterly Report on Form 10-Q, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025 (the “Annual Report”).

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Recent Events. Summary of material transactions occurring during the three months ended March 31, 2025.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2025, and 2024.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

On September 20, 2024, the Company filed with the Secretary of State of the State of Delaware an amendment to its Second Amended and Restated Certificate of Incorporation to change the legal name of the Company from “TRxADE HEALTH, Inc.” to “Scienture Holdings, Inc.”

The Company owned, as of March 31, 2025, 100% of Softell Inc. (f/k/a Trxade Inc.), Integra Pharma Solutions, LLC and Scienture, LLC (f/k/a Scienture, Inc.).

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

Disposition of Legacy Subsidiaries

On April 8, 2025, the Company entered into a Membership Interest Purchase Agreement (the “IPS MIPA”) with Tollo Health, Inc. (“Tollo”), pursuant to which Tollo agreed to purchase and the Company agreed to sell all of the Company’s membership interests in IPS. Suren Ajjarapu, the Company’s Chief Executive Officer, and Prashant Patel, the Company’s President and Chief Operating Officer, each have a beneficial interest in Tollo.

On April 8, 2025, the Company also entered into a Stock Purchase Agreement (the “Bonum SPA” and together with the IPS MIPA, the “Agreements”) with Tollo, pursuant to which Tollo agreed to purchase and the Company agreed to sell all issued and outstanding shares of common stock of Bonum Health, Inc.

In connection with each of the Agreements, the Company agreed to retain certain excluded liabilities of IPS and Bonum including all liabilities: (i) related to, in connection with or arising out of any claims, charges, complaints, actions, suits, settlements, hearings, investigations, proceedings, or governmental or regulatory inquiries with respect to IPS or Bonum, respectively, prior to the closing under the applicable Agreement; (ii) related to, in connection with or arising out of any breach by the Company of the applicable Agreement or any other agreements and documents required to be delivered by the Company; (iii) not disclosed by the Company in accordance with each Agreement; (iv) related to any actions threatened or initiated by a governmental entity against IPS or Bonum, respectively; and (v) related to tax returns or tax matters of the Company, IPS, or Bonum, respectively, for any periods prior to closing under the applicable Agreement.

The Company and Tollo have agreed to consummate the closing of each of the Agreements on June 30, 2025, or such other time as the Company and Tollo may agree. As consideration for acquiring IPS and Bonum, Tollo has agreed to pay the Company $5 million in the form of a promissory note bearing interest at the prime rate. The promissory note matures on June 30, 2030. However, Tollo is required to pay 20% of the proceeds of a future equity financing toward repayment of the principal and accrued but unpaid interest owed under the promissory note.

The divestitures are part of a broader strategic realignment at the Company designed to sharpen operational focus and unlock long-term value. It is aligned with the Company’s commitment to streamline its core operations, optimize its portfolio, and accelerate growth in the Branded and Specialty Pharma markets. The Company intends to use the proceeds obtained from the divestment to facilitate the high-growth commercial and strategic product development activities at its Scienture, LLC subsidiary.

The Company believes that the key benefits of the divestitures include:

●	Increased Operational Efficiency: Streamlining the Company’s structure aimed at strengthening its balance sheet, providing for leaner operations and a more agile decision-making framework.

●	Realize Synergies: Consolidating overlapping functions and eliminating redundancies intended to cause annualized cost savings.

●	Dedicated Focus: Affording the full focus and deployment of resources to the commercial products and the high value product pipeline in development at its Scienture, LLC subsidiary.

Liquidity and Capital Resources

Cash

Cash was $2,049,638 as of March 31, 2025, compared to $308,096 as of December 31, 2024. The increase in cash was primarily due to the proceeds from issuance of common stock pursuant to ELOC agreement. We expect that our future available capital resources will consist primarily of cash generated from operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	March 31,	December 31,		Percent
	2025	2024	Change	Change
Cash	$2,049,638	$308,096	$1,741,542	565%
Current assets (excluding cash)	$5,775,588	$5,997,381	$(221,793)	-4%
Current liabilities	$7,461,666	$7,906,893	$(445,227)	-6%
Working capital	$363,561	$(1,601,416)	$1,964,977	-123%

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

Liquidity Outlook Cash Explanation

Cash Requirements

Our primary objectives for the remainder of 2025 are expected to be the continued implementation of Scienture business plan, and to complete potential strategic transactions of our business-to-consumer subsidiaries, which may include a potential sale, spin-off, fund raising, combination or other strategic transaction, and also include the winding down of such entities. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all. We may also raise additional funding in the future through the sale of equity.

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Projected Expenses from April 2025 to March 2026	Amount
General and administrative (1)	$9,800,000
Total	$9,800,000

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

As of March 31, 2025, the Company had an accumulated deficit of $42,102,970. As of March 31, 2025, the Company had $2,049,638 in cash.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the following periods:

	Three Months Ended
	March 31,			Percent
	2025	2024	Change	Change
Net cash (used in) provided by operating activities from continuing operations	(2,956,457)	(9,659,231)	6,702,774	-69%
Net cash (used in) provided by operating activities from discontinued operations	-	(530,442)	530,442	-100%
Operating Activities	(2,956,457)	(10,189,673)	7,233,216	-71%

Net cash (used in) provided by investing activities from continuing operations	-	(2,500,000)	2,500,000	-100%
Net cash (used in) provided by investing activities from discontinued operations	-	29,932,589	(29,932,589)	-100%
Investing Activities	-	27,432,589	(27,432,589)	-100%

Net cash (used in) provided by financing activities from continuing operations	4,697,999	(13,891,011)	18,589,010	-134%
Net cash (used in) provided by financing activities from discontinued operations	-	(5,000)	5,000	-100%
Financing Activities	4,697,999	(13,896,011)	18,594,010	-134%
Net change in cash	$1,741,542	$3,346,905	$(1,605,363)	-48%

Cash used in operating activities for the three months ended March 31, 2025, was $2,956,457, compared to cash used in operations for the three months ended March 31, 2024, of $10,189,673. The decrease in cash used in operations for the three months ended March 31, 2025 compared to 2024 was primarily due to a lower net loss in and less cash used in operating assets and liabilities in 2025.

Cash provided by (used in) investing activities for the three months ended March 31, 2025, was $0 and cash provided by investing activities was $27,432,589 for the three months ended March 31, 2024. The cash provided by investing activities in 2024 was primarily due to the MMS disposition in the first quarter, partially offset by the investment in securities of $2,500,000.

Cash provided by financing activities for the three months ended March 31, 2025, was $4,697,999 compared to $13,896,011 of cash used in financing activities for the three months ended March 31, 2024. Cash provided by financing activities in 2025 was due to proceeds from issuance of common stock pursuant to ELOC agreement. The change was primarily due to the payment of dividends of $14,858,831 in 2024. In August 2024, the Company received note proceeds of $314,000 and $2,640,000 in net proceeds from convertible debenture in November 2024.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended March 31, 2025, compared to Three Month Period Ended March 31, 2024

	Three Months Ended
	March 31,			Percent
	2025	2024	Change	Change
Revenues	$10,258	$-	10,258	100%
Cost of sales	9,585	-	9,585	100%
Gross profit	673	-	673	100%
Operating expenses:
Wage and salary expense	696,068	222,594	473,474	213%
Professional fees	412,850	179,553	233,297	130%
Accounting and legal expense	470,825	339,047	131,778	39%
Technology expense	61,620	51,615	10,005	19%
General and administrative (including stock-based compensation expense)	1,355,948	4,700,162	(3,344,214)	-71%
Research and development	574,679	-	574,679	100%
Total operating expenses	3,571,990	5,492,971	(1,920,981)	-35%
Change in fair value of warrant liability	645,986	(729,889)	1,375,875	-189%
Change in fair value of derivative liability	603,322	-	603,322	100%
Loss on conversion of note payable	(96,646)	-	(96,646)	-100%
Interest income	25,442	62,921	(37,479)	-60%
Loss on disposal of asset	-	(374,968)	374,969	-100%
Interest expense	(670,784)	(98,515)	(572,269)	581%
Net loss from operations	(3,063,997)	(6,633,422)	3,569,426	-54%
Income from discontinued operations, net of tax	-	27,879,455	(27,879,455)	-100%
Net (loss) income	$(3,063,997)	$21,246,033	$(24,310,030)	-114%

There are $10,258 in revenues for the three months ended March 31, 2025. Revenues increased by $10,258 compared to the same period ended March 31, 2024 primarily because of the disposition of the assets and operations of Softell completed in February 2024 which resulted in the Company having fewer revenue generating operations.

For the three-month period ended March 31, 2025, cost of goods sold and gross profit were $9,585 and $673, and $0 and $0, all respectively for the same period in 2024. Gross profit as a percentage of sales was 6.56% for the three months ended March 31, 2025, compared to no such gross profit (loss) for the three months ended March 31, 2024.

Wages and salary expense increased by $473,474 for the three months ended March 31, 2025 to $696,068 compared to $222,594 for the comparable period in 2024. The increase is primarily due to an increase in salaries for executives, as well as the Scienture Merger in July 2024, as compared to the same period in 2024, which increased the headcount of the Company’s operations.

Professional fees increased by $233,297 to $412,850 compared to $179,553 for the comparable period in 2024. The increase was primarily due to increase in post-acquisition professional fees expense of Scienture, including increased advisory and consulting efforts as Scienture’s operations prepare for commercialization.

Accounting and legal expenses increased by $131,778 for the three months ended March 31, 2025 to $470,825 compared to $339,047 for the comparable period in 2024. The increase is primarily due to more SEC filings and corporate actions requiring additional accounting and legal services.

General and administrative expenses (including stock-based compensation expense) decreased by $3,344,214 for the three months ended March 31, 2025, to $1,355,948 compared to $4,700,162 for the comparable period in 2024. The decrease from 2024 was mainly due to a decrease in the fair value of shares issued for services in 2025.

Technology expense increased $10,005 for the three months ended March 31, 2025 to $61,620 compared to $51,615 for the comparable period in 2024. The increase was mainly due to increased software expense and software support expense.

Research and development expense pertaining to Scienture LLC’s operations post-acquisition. Research and development expenses was mainly due to contract research organization costs of Scienture LLC. Total expenses by program were as follows:

		Three Months Ended
		March 31,
Project Codes	Product Name	2025
SCN-102	Losartan	$205,063
SCN-104	DHE	159,852
SCN-106	Alteplase	140,000
SCN-107	Bupivacaine	69,765
Total research and development expense		$574,679

We had interest expense of $670,784 for the three months ended March 31, 2025, compared to interest expense of $98,515 for the three months ended March 31, 2024. The increase is due to the interest expense on Scienture LLC’s convertible debt, the convertible notes issued in August and November 2024, and related debt discount amortization on these notes.

We recognized a gain on the change in the fair value of the warrant liability of $645,986 for the three months ended March 31, 2025, compared to a loss of $729,889 during the three months ended March 31, 2024, based on the underlying valuation inputs.

We recognized a gain on the change in the fair value of the derivative liability of $603,322 for the three months ended March 31, 2025, based on the underlying valuation inputs and the conversion features of the Arena convertible debenture.

During the three months ended March 31, 2025, the Company incurred a net loss from continuing operations of $3,063,997 compared to a net loss from continuing operations of $6,633,422 for the three months ended March 31, 2024. The change was due to change in operating income, other income (expense).

Net income from discontinued operations was $27,879,455 for the three months ended March 31, 2024. The income was primarily due to the disposal of Softell assets, partially offset by loss on disposal of Superlatus during the three months ended March 31, 2024.

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

Revenue Recognition

In general, the Company accounts for revenue recognition in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification 606, “Revenue from Contracts with Customers.”

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal accounting/financial officer), Mr. Ajjarapu and Mr. Sherb, respectively, as of March 31, 2025, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2025, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025 (the “Form 10-K”). Investors should review the risks disclosed in the Form 10-K and in this Quarterly Report on Form 10-Q, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K and this Quarterly Report on Form 10-Q, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

The Company’s stockholders may not realize a benefit from the Company’s acquisition of its existing subsidiary, Scienture, LLC, commensurate with the ownership dilution stockholders have experienced in connection with such acquisition.

As previously disclosed, the Company and Scienture completed a merger transaction on July 25, 2024. If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the merger, the Company’s stockholders will have experienced dilution of their ownership interests in the Company without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the merger.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended March 31, 2025, the Company issued 240,000 shares of common stock for services. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for this issuance.

During the three months ended March 31, 2024, the Company issued 274,000 shares of common stock at fair value of $411,000 in exchange for August convertible note of $314,354 and recognized $96,646 loss on conversion of note to non-operating income (expense) in the unaudited condensed consolidated statements of operations

In each case, the issuance did not involve a public offering and was made without general solicitation or general advertising, and the recipient of the shares was an accredited investor.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company repurchased no shares of common stock during the first quarter of 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended March 31, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended March 31, 2025, there were no material changes to the procedures by which stockholders may recommend nominees to our board of directors.

(c) During the quarter ended March 31, 2025, no officer or director adopted or terminated (1) a plan, contract, or set of instructions intended to by covered by the 10b5-1 affirmative defense or (2) a written trading arrangement as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company, as amended through September 20, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed on March 26, 2025).
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020 (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K filed on March 26, 2025).
3.3	Certificate of Amendment of Certificate of Incorporation (changing name TRxADE HEALTH, INC.) (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed on March 26, 2025).
3.4	Form of Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 of the Company’s Form 10-K filed on March 26, 2025).
3.5	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.6 of the Company’s Form 10-K filed on March 26, 2025).
3.6	Amended and Restated Bylaws of the Company, as amended through March 24, 2022 (incorporated by reference to Exhibit 3.10 of the Company’s Form 10-K filed on March 26, 2025).
4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 26, 2023).
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on October 11, 2023).
4.3	Certificate of Designation of Preference, Rights and Limitations of Series X Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 31, 2024).
10.1	Consulting Agreement by and between Scienture Holdings, Inc. and Draper, Inc. dated March 17, 2025 (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on March 21, 2025).
10.2+	Independent Contractor Agreement by and between Scienture Holdings, Inc. and EMS Consulting Services, LLC (incorporated by reference to Exhibit 5.1 of the Company’s Form 8-K filed on March 13, 2025).
10.3#	Exclusive Commercial and Supply Agreement dated March 4, 2025, by and between Scienture, LLC and Summit Biosciences Inc. (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on March 10, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

+ Indicates management contract or compensatory plan or arrangement.

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

SCIENTURE HOLDINGS, INC.

By:	/s/ Suren Ajjarapu
Suren Ajjarapu
Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2025

By:	/s/ Eric Sherb
Prashant Patel
Interim Chief Financial Officer (Principal Accounting/Financial Officer)

Date: May 12, 2025

