Form 10-Q
period 2025-06-30
Scienture Holdings, Inc.
filed 2025-08-12
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39199

Scienture Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	46-3673928
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 Austin Blvd. Commack, NY 11725	33634
(Address of principal executive offices)	(Zip code)

(631) 670-6039

(Registrant’s telephone number, including area code)

6308 Benjamin Rd, Suite 708
Tampa, Florida

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

There were [16,131,180] shares of the registrant’s common stock outstanding on August 12, 2025.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended June 30, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”), including without limitation, the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Scienture Holdings, Inc. (f/k/a TRxADE Health, Inc.) (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. These factors include, but are not limited to:

●	Our limited amount of cash;
●	The negative effect on our business and our ability to raise capital that is created by the fact that there is a substantial doubt about our ability to continue as a going concern;
●	Our current lack of revenue generating operations, and risks of our operations not being profitable;
●	Claims relating to alleged violations of intellectual property rights of others;
●	Cybersecurity risks;
●	Risks relating to implementing our acquisition strategies, and, risks related to our ability to integrate the business operations of businesses that we acquire from time to time;
●	Negative effects on our operations associated with the opioid pain medication health crisis;
●	Regulatory and licensing requirement risks;
●	Risks related to changes in the U.S. healthcare environment;
●	The status of our information systems, facilities and distribution networks;
●	Risks associated with the operations of our more established competitors;
●	Healthcare fraud;
●	Inflation, interest rate volatility, governmental responses thereto and macro economic concerns, including our ability to respond to such concerns;
●	Changes in laws relating to our operations;
●	Privacy laws;
●	System errors;
●	Dependence on current management;
●	Our growth strategy and ability to effectively manage our growth;
●	Our ability to maintain compliance with the continued listing standards of Nasdaq and for our common stock to remain listed on Nasdaq; and
●	Other factors discussed in this Report and our Annual Form 10-K for the year ended December 31, 2024.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. The forward-looking statements speak only as of the date of this Report on Form 10-Q. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in this Report and in our Annual Report on Form 10-K and other reports filed with the Securities and Exchange Commission (“SEC”). Readers of this Report should also read our other periodic filings made with the SEC and other publicly filed documents for further discussion regarding such factors.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2025 and December 31, 2024

(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$15,391	$308,096
Accounts receivable, net	-	11,106
Prepaid expenses	286,648	4,560
Notes receivable - related party	-	1,300,000
Other receivables	-	4,138,770
Deferred offering costs	554,586	534,800
Current assets of discontinued operations	-	8,145
Total current assets	856,625	6,305,477
Property, plant and equipment, net	16,500	17,500
Deposits	22,039	22,039
Notes receivable - related party	5,000,000	-
Interest receivable, related party	62,500	-
Intangible assets, net	76,400,000	76,400,000
Goodwill	21,372,960	21,372,960
Operating lease right-of-use assets	29,814	201,433
Deferred tax asset	534,396	534,396
Total assets	$104,294,834	$104,853,805

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$3,136,436	$2,898,683
Accrued liabilities	1,800,093	1,313,731
Other current liabilities	5,441	5,441
Loan payable, related party	515,000	415,000
Convertible note, net of debt discount - current portion	2,000,000	2,285,423
Operating lease liability - current	28,056	63,334
Warrant liability	197,827	919,935
Current liabilities of discontinued operations	5,346	5,346
Total current liabilities	7,688,199	7,906,893
Convertible notes, net of debt discount	1,577,984	612,275
Derivative liability	2,356,428	2,296,834
Operating lease liability - net of current portion	2,546	156,469
Development agreement liability	1,285,000	1,285,000
Deferred tax liability	13,524,213	13,524,213
Total liabilities	26,434,370	25,781,684

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit):
Series A preferred stock, $0.00001 par value; 0 and 9,211,246 shares authorized; 0 shares issued and outstanding as of both June 30, 2025 and December 31, 2024	-	-
Series B preferred stock, $0.00001 par value; 787,754 shares authorized; 15,759 shares issued and outstanding as of both June 30, 2025 and December 31, 2024	-	-
Series C preferred stock, $0.00001 par value; 1,000 shares authorized; 0 shares issued and outstanding as of both June 30, 2025 and December 31, 2024	-	-
Series X preferred stock, $0.00001 par value; 9,211,246 shares authorized; 0 shares issued and outstanding as of both June 30, 2025 and December 31, 2024	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 16,131,180 and 8,750,582 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	161	87
Additional paid-in capital	126,683,845	118,111,007
Accumulated deficit	(48,823,543)	(39,038,973)
Total stockholders’ equity	77,860,464	79,072,121
Total liabilities and stockholders’ equity	$104,294,834	$104,853,805

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements Of Operations

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues	$-	$18,699	$10,258	$18,699
Cost of sales	-	19,402	9,585	19,402
Gross profit (loss)	-	(703)	673	(703)

Operating expenses:
Wage and salary expense	773,739	312,049	1,469,807	534,644
Professional fees	209,763	509,136	622,613	688,689
Accounting and legal expense	381,683	171,708	852,508	510,755
Technology expense	21,408	86,674	83,028	138,289
General and administrative	2,927,764	415,421	4,283,712	5,115,582
Research and development	843,549	-	1,418,228	-
Total operating expenses	5,157,906	1,494,988	8,729,896	6,987,959
Operating loss	(5,157,906)	(1,495,691)	(8,729,223)	(6,988,662)

Non-operating income (expense):
Change in fair value of warrant liability	76,122	(165,132)	722,108	(895,021)
Change in fair value of derivative liability	(662,916)	-	(59,594)	-
Loss on conversion of note payable	-	-	(96,646)	-
Loss on disposition of subsidiaries	(385,528)	-	(385,528)	-
Interest income	63,148	41,031	88,590	103,952
Loss on disposal of asset	-	-	-	(374,968)
Interest expense	(653,493)	(4,949)	(1,324,277)	(103,464)
Total non-operating expense	(1,562,667)	(129,050)	(1,055,347)	(1,269,501)

Net loss from continuing operations	(6,720,573)	(1,624,741)	(9,784,570)	(8,258,163)
Benefit / (provision) for income taxes	-	-	-	-
Net loss from continuing operations, net of tax	(6,720,573)	(1,624,741)	(9,784,570)	(8,258,163)
Net (loss) income from discontinued operations, net of tax	-	(209,161)	-	27,670,294
Net (loss) income	$(6,720,573)	$(1,833,902)	$(9,784,570)	$19,412,131

Net loss per common share from continuing operations
Basic	$(0.48)	$(1.16)	$(0.83)	$(6.75)
Diluted	$(0.48)	$(1.16)	$(0.83)	$(6.75)
Net (loss) income per common share from discontinued operations
Basic	$-	$(0.15)	$-	$22.60
Diluted	$-	$(0.15)	$-	$19.02
Net (loss) income per common share
Basic	$(0.48)	$(1.30)	$(0.83)	$15.86
Diluted	$(0.48)	$(1.30)	$(0.83)	$13.35
Weighted average common shares outstanding
Basic	14,141,443	1,406,348	11,844,024	1,224,337
Diluted	14,141,443	1,406,348	11,844,024	1,454,558

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series B		Series C		Common		Additional		Total
	Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	15,759	$-	290	$-	905,008	$9	$33,788,284	$(33,245,940)	$542,353
Common stock issued for services	-	-	-	-	470,482	5	4,450,914	-	4,450,919
Options exercised for common shares	-	-	-	-	2,371	-	9,840	-	9,840
Warrants exercised for cash	-	-	-	-	28,487	-	16,567	-	16,567
Options expense	-	-	-	-	-	-	24,266	-	24,266
Cash dividends paid ($8 per share)	-	-	-	-	-	-	-	(12,671,072)	(12,671,072)
Net income	-	-	-	-	-	-	-	21,246,033	21,246,033
Balances at March 31, 2024	15,759	-	290	-	1,406,348	14	38,289,871	(24,670,979)	13,618,906
Options expense	-	-	-	-	-	-	444	-	444
Net loss	-	-	-	-	-	-	-	(1,833,902)	(1,833,902)
Balances at June 30, 2024	15,759	$-	290	$-	1,406,348	$14	$38,290,315	$(26,504,881)	$11,785,448

Balances at December 31, 2024	15,759	$-	-	$-	8,750,582	$87	$118,111,007	$(39,038,973)	$79,072,121
Common stock issued for services	-	-	-	-	240,000	2	1,079,998	-	1,080,000
Common stock issued for cash pursuant to ELOC agreement, net of offering costs	-	-	-	-	2,800,000	28	2,691,439	-	2,691,467
Equity line of commitment shares issued	-	-	-	-	450,437	5	971,727	-	971,732
Conversion of note payable into common stock	-	-	-	-	274,000	3	410,997	-	411,000
Options expense	-	-	-	-	-	-	437	-	437
Net loss	-	-	-	-	-	-	-	(3,063,997)	(3,063,997)
Balances at March 31, 2025	15,759	-	-	-	12,515,019	125	123,265,605	(42,102,970)	81,162,760
Common stock issued for services	-	-	-	-	3,002,086	30	2,701,223	-	2,701,253
Equity line of commitment shares issued	-	-	-	-	614,075	6	554,580	-	554,586
Options expense	-	-	-	-	-	-	162,438	-	162,438
Net loss	-	-	-	-	-	-	-	(6,720,573)	(6,720,573)
Balances at June 30, 2025	15,759	$-	-	$-	16,131,180	$161	$126,683,845	$(48,823,543)	$77,860,464

The accompanying notes are an integral part of the unaudited consolidated financial statements

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(9,784,570)	$(8,258,163)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,000	1,000
Change in fair value of warrant liability	(722,108)	895,021
Change in fair value of derivative liability	59,594	-
Loss on conversion of note payable	96,646	-
Loss on disposition of subsidiaries	385,528	-
Options expense	162,874	24,710
Common stock issued for services	3,781,253	4,450,919
Amortization of debt discount	994,640	-
Amortization of right-of-use assets	29,481	15,666
Interest income	(62,500)	-
Changes in operating assets and liabilities:
Accounts receivable, net	11,106	(13,091)
Prepaid expenses and deposits	(282,088)	(758,167)
Inventory	-	(5,471)
Other receivables	(80,469)	(1,006,095)
Lease liability	(30,514)	(15,900)
Accounts payable	(45,084)	(736,748)
Accrued liabilities	486,362	270,796
Current liabilities	-	(62,390)
Net cash used in operating activities from continuing operations	(4,998,849)	(5,197,913)
Net cash provided by (used in) operating activities from discontinued operations	8,145	(769,805)
Net cash used in operating activities	(4,990,704)	(5,967,718)
Cash flows from investing activities:
Investment in securities	-	(2,500,000)
Net cash used in investing activities from continuing operations	-	(2,500,000)
Net cash provided by investing activities from discontinued operations	-	29,931,815
Net cash provided by investing activities	-	27,431,815
Cash flows from financing activities:
Repayment of contingent liability	-	(1,246,346)
Proceeds from loan payable, related party	100,000	-
Gross proceeds from issuance of common stock	4,597,999	-
Cash dividends paid	-	(12,671,072)
Proceeds from exercise of warrants	-	16,567
Proceeds from exercise of options	-	9,840
Deferred offering costs	-	-
Net cash provided by (used in) financing activities from continuing operations	4,697,999	(13,891,011)
Net cash used in financing activities from discontinued operations	-	(5,000)
Net cash provided by (used in) financing activities	4,697,999	(13,896,011)
Net change in cash	(292,705)	7,568,086
Cash at beginning of period	308,096	151,907
Cash at end of period	$15,391	$7,719,993

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of note payable into common stock	$411,000	$-
Equity line of commitment shares issued as offering costs	$1,526,318	$-
Issuance of note receivable in exchange for other receivables	$5,000,000	$-
Insurance premium financed	$-	$198,245
Deferred offering costs included in accrued expenses	$-	$69,444

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Overview

On September 20, 2024, changed its legal name from “TRxADE HEALTH, Inc.” to “Scienture Holdings, Inc.” As of June 30, 2025, the Company owned all equity interests of Bonum Health, LLC and Scienture, LLC (f/k/a Scienture, Inc.) (“Scienture”). Scienture was acquired in July 2024.

Bonum Health, LLC was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in February 2020; however, the Company does not anticipate installations moving forward. On April 30, 2025, the Company completed the sale of Bonum Health, LLC in the near future.

Scienture a New York based branded, specialty pharmaceutical research company which is engaged in the research and development of branded pharmaceutical products. The intellectual property application process was initiated in November 2019 and the product development activities commenced in January 2020. Scienture also plans to foray into commercialization of innovative and branded pharmaceutical products in the US market. Scienture’s assets in development are across therapeutics areas and indications and cater to different market segments. Scienture’s mission is to identify, develop and bring to market innovative technology-based products to address unmet medical needs. Its targeted portfolio consists of short term and long-term opportunities with efficient development, regulatory, and go to market strategies.

Disposition of Legacy Subsidiaries

The Company previously owned all equity interests in Softell Inc. (f/k/a Trxade Inc.) (“Softell”), Softell’s wholly owned subsidiary, Integra Pharma Solutions, LLC (“IPS”), and Bonum Health, Inc. As described below, these subsidiaries were disposed of during the three months ending June 30, 2025.

On October 4, 2024, the Company and Softell entered into an Assignment and Assumption of Membership Interests (the “IPS Assignment Agreement”), pursuant to which the Company transferred, and Softell accepted, 100% of the membership interests of IPS. As a result, IPS became a wholly-owned subsidiary of Softell. During the year ended December 31, 2023, and a portion of the quarter ended March 31, 2024, Softell, operated a web-based market platform that enabled commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services. IPS is a licensed pharmaceutical wholesaler and sells brand, generic and non-drug products to customers. IPS’ customers range across healthcare markets including government organizations, hospitals, clinics and independent pharmacies nationwide.

Bonum Health, Inc. was formed to provide an overall healthcare experience comparable to a primary care practitioner, and an online portal as a personal electronic medical record and scheduling system was available on a subscription basis, primarily as a stand-alone telehealth software application that could be licensed on a business-to-business (B2B) model to clients as an employment health benefit for the clients’ employees.

On April 8, 2025, Softell entered into a Membership Interest Purchase Agreement (the “IPS MIPA”) with Tollo Health, LLC (“Tollo”), pursuant to which Tollo agreed to purchase and the Company agreed to sell all of the Company’s membership interests in IPS.

On April 8, 2025, the Company also entered into a Stock Purchase Agreement (the “Bonum and Softell SPA” and together with the IPS MIPA, the “Agreements) with Tollo, pursuant to which Tollo agreed to purchase and the Company agreed to sell all issued and outstanding shares of common stock of Bonum Health, Inc. and Softell. Suren Ajjarapu, the Company’s former Chief Executive Officer, and Prashant Patel, the Company’s former President and Chief Operating Officer, each had a beneficial interest in Tollo at the time the Company entered into the each of the Agreements.

In connection with each of the Agreements, the Company agreed to retain certain excluded liabilities of IPS, Softell and Bonum Health, Inc. including all liabilities: (i) related to, in connection with or arising out of any claims, charges, complaints, actions, suits, settlements, hearings, investigations, proceedings, or governmental or regulatory inquiries with respect to IPS, Softell or Bonum Health, Inc., respectively, prior to the closing under the applicable Agreement; (ii) related to, in connection with or arising out of any breach by the Company of the applicable Agreement or any other agreements and documents required to be delivered by the Company; (iii) not disclosed by the Company in accordance with each Agreement; (iv) related to any actions threatened or initiated by a governmental entity against IPS, Softell, or Bonum Health, Inc., respectively; and (v) related to tax returns or tax matters of the Company, IPS , Softell, or Bonum Health, Inc., respectively, for any periods prior to closing under the applicable Agreement.

As consideration for acquiring IPS, Softell, and Bonum Health, Inc., Tollo paid the Company $5 million, and delivered the consideration in the form of a promissory note bearing interest at the prime rate. The promissory note matures on June 30, 2030, and a balloon payment is due on or before that date. However, Tollo is required to pay 20% of the proceeds of a future equity financing toward repayment of the principal and accrued but unpaid interest owed under the promissory note. On June 24, 2025, the promissory note was assigned by Tollo to Integral Health, Inc., which (at the time of the assignment) was owned by Suren Ajjarapu, the Company’s former Chief Executive Officer, and Prashant Patel, the Company’s former President and Chief Operating Officer as of June 30, 2025.

On April 30, 2025, the Company completed the sale of its subsidiaries, IPS, Softell and Bonum Health, Inc., to Tollo in exchange for the $5,000,000 promissory note bearing generally described above. In connection with the transaction, the Company recorded a $5,000,000 promissory note receivable, and derecognized subsidiaries’ accounts payable of $117,162, other receivables of $4,219,239, operating lease right-of-use assets of $142,138, operating lease liability of $158,687 and a related party note receivable of $1,300,000. As such, the Company recognized a loss on disposition of $385,528.

The divestitures are part of a broader strategic realignment at the Company designed to sharpen operational focus and unlock long-term value. It is aligned with the Company’s commitment to streamline its core operations, optimize its portfolio, and accelerate growth in the Branded and Specialty Pharma markets. The Company intends to use the proceeds obtained from the divestment to facilitate the high-growth commercial and strategic product development activities at its Scienture subsidiary.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. Significant estimates for the six months ended June 30, 2025 and 2024 include the valuation of intangible assets, including goodwill, and gain (losses) on dispositions.

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

Concentration of Credit Risks and Major Customers

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corporation limits. During the three and six months ended June 30, 2025 and 2024, no sales to customers represented greater than 10% of revenue.

Accounts Receivable, net

The Company’s receivables are from customers and are typically collected within 90 days. The Company determines the allowance based on known troubled accounts, historical experience, and other currently available evidence.

Deferred Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of June 30, 2025, the Company has capitalized $554,586 in deferred offering costs. During the six months ended June 30, 2025, $534,800 of deferred offering costs capitalized as of December 31, 2024, were charged to additional paid-in capital upon the Company’s equity offering.

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

As of June 30, 2025, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized during the three and six months ended June 30, 2025 and 2024.

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

The Company did not record an impairment charge for the three and six months ended June 30, 2025 and 2024.

Stock-Based Compensation

The Company accounts for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation.” ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2018-07 for the accounting of share-based payments granted to non-employees for goods and services.

Leases

The Company accounts for its leases under ASC 842, “Leases.” Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both a right of use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. For finance leases, interest on the lease liability and the amortization of the right of use asset results in front-loaded expense over the lease term. Variable lease expenses are recorded when incurred.

In calculating the right of use asset and lease liability, the Company has elected to combine lease and non-lease components. The Company excludes short-term leases having initial terms of 12 months or less from the new guidance as an accounting policy election, and recognizes rent expense on a straight-line basis over the lease term.

Research & Development Expenses

Research and development costs are expensed in the period incurred in accordance with ASC 730, “Research and Development.” These expenses consist of independent contractor costs, costs for outsourced analytical research and development activities, batch manufacturing cost and, advisory costs as a part of research, market research costs and other regulatory consulting costs.

Income (loss) Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of June 30, 2025, we had 238,594 outstanding warrants and 2,270,672 stock options, each exercisable for shares of common stock, as well as 15,759 shares of Series B Preferred Stock outstanding.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(6,720,573)	$(1,624,741)	$(9,784,570)	$(8,258,163)
Net income (loss) on discontinued operations	-	(209,161)	-	27,670,294
Net income (loss)	$(6,720,573)	$(1,833,902)	$(9,784,570)	$19,412,131
Denominator:
Denominator for EPS – weighted average shares
Basic	14,141,443	1,406,348	11,844,024	1,224,337
Diluted	14,141,443	1,406,348	11,844,024	1,454,558
Net loss per common share from continuing operations
Basic	$(0.48)	$(1.16)	$(0.83)	$(6.75)
Diluted	$(0.48)	$(1.16)	$(0.83)	$(6.75)
Net (loss) income per common share from discontinued operations
Basic	$-	$(0.15)	$-	$22.60
Diluted	$-	$(0.15)	$-	$19.02
Net (loss) income
Basic	$(0.48)	$(1.30)	$(0.83)	$15.86
Diluted	$(0.48)	$(1.30)	$(0.83)	$13.35

Income Taxes

The Company’s provision for income taxes was $0 for the three and six months ended June 30, 2025 and 2024. The income tax provisions for these periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which the Company operates. For all periods presented, the Company utilized net operating loss carryforwards to offset the impact of any taxable income. The Company’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, utilization of deferred and the effect of permanent differences and adjustments.

Recently Issued Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2024-03, Income Statement — Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose in tabular format the nature of certain expenses that are included in specific income statement line items. The objective of the standard is to provide greater transparency into the types of costs incurred by an entity, particularly in areas such as cost of revenue and selling, general, and administrative expenses. The ASU requires disaggregation of relevant expense captions by natural classification, including amounts for inventory purchases, employee compensation, depreciation and intangible asset amortization. are also required to disclose total selling expenses and define what is included in that category.

The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027. Early adoption is permitted. The standard must be applied on a prospective basis, with retrospective application permitted as an option.

The Company is currently evaluating the impact of this standard on its disclosures and anticipates it will result in additional footnote disclosures, but does not expect the adoption to have a material impact on its consolidated financial position, results of operations, or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards could have a material effect on the accompanying financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

NOTE 2 – GOING CONCERN

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern” (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As of June 30, 2025, the Company had an accumulated deficit of $48,823,543. As of June 30, 2025, the Company had $15,391 in cash.

The Company will need to raise additional capital or secure debt funding to support on-going operations, and to fund the operations of any businesses or assets we acquire. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Acquisitions

Scienture, Inc.

The Company evaluated the Agreement and Plan of Merger, dated July 25, 2024, by and among the Company, MEDS Merger Sub I, Inc., MEDS Merger Sub II, LLC, and Scienture (the “Scienture Merger Agreement”) pursuant to ASC 805 and ASU 2017-01, Topic 805, “Business Combinations.” The Company first determined that Scienture met the definition of a business as it includes inputs and a substantive process that together significantly contribute to the ability to create outputs. Scienture’s results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition. The purchase price allocation is preliminary and could be significantly revised as a result of additional information obtained regarding assets acquired and liabilities assumed and revisions of estimates of fair values of tangible assets and related deferred tax assets and liabilities. The Company will finalize its valuation and the allocation of the purchase price, along with required retrospective adjustments, if any, within a year following the acquisition date.

On July 25, 2024, the parties consummated the mergers contemplated by the Scienture Merger Agreement (together, the “Scienture Merger”) and the Company issued 291,536 shares of common stock and 6,826,753 shares of Series X Preferred Stock at the closing. The aggregate fair value of the purchase price consideration was $78,646,184. The fair value was determined by the underlying stock price of the common stock on the date of the Scienture Merger, which was $11.63 per share, which was utilized for both the issuance of common and preferred stock after evaluating the terms of the Series X Preferred Stock. The Company also applied a discount for lack of marketability of 5% due to certain lock-up terms on the shares issued.

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

	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Revenue	$18,699	$518,699
Net loss from continuing operations	$1,624,741	$(9,473,638)
Net loss from continuing operations per share	$(1.16)	$(7.74)

Dispositions and Divestitures

Refer to Note 1 for further detail on the disposition of the Company’s legacy subsidiaries.

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

Superlatus SPA

On March 5, 2024, the Company entered into a Stock Purchase Agreement with Superlatus Inc. (the “Superlatus SPA”). Pursuant to the Superlatus SPA, the Company sold all of the issued and outstanding stock of Superlatus Inc. to Superlatus Foods Inc. (the “Buyer”). The $1.00 purchase price for the stock was delivered to the Company at the closing, which occurred simultaneously with the execution of the Superlatus SPA. As a result of the transaction, Superlatus Inc. ceased to be a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus Inc. became rights and obligations of the Buyer.

The transaction was accounted for a business disposition in accordance with ASC 810-40-40-3A. As of March 5, 2024, the Company no longer consolidated the assets, liabilities, revenues and expenses of Superlatus Inc. The components of the disposition are as follows:

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

Disposition of Legacy Subsidiaries

See Notes 1 and 4 for detailed discussion.

Discontinued Operations

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations for the three and six months ended June 30, 2025 and 2024. The results of the discontinued operations for the three and six months ended June 30, 2025 and 2024 consist of the following:

	TRX		Bonum		Superlatus		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$-	$-	$-	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-	-	-	-
Gross profit (loss)	-	-	-	-	-	-	-	-

Operating expenses:
Wage and salary expense	-	161,038	-	-	-	-	-	161,038
Professional fees	-	46,775	-	-	-	-	-	46,775
General and administrative	-	1,348	-	-	-	-	-	1,348
Total operating expenses	-	209,161	-	-	-	-	-	209,161
Operating income (loss)	-	(209,161)	-	-	-	-	-	(209,161)

Net loss on discontinued operations	$-	$(209,161)	$-	$-	$-	$-	$-	$(209,161)

	TRX		Bonum		Superlatus		Total
	Six Months Ended		Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$-	$970,808	$-	$-	$-	$-	$-	$970,808
Cost of sales	-	-	-	-	-	-	-	-
Gross profit	-	970,808	-	-	-	-	-	970,808

Operating expenses:
Wage and salary expense	-	713,021	-	578	-	-	-	713,599
Professional fees	-	62,160	-	-	-	-	-	62,160
Technology expense	-	86,660	-	2,245	-	-	-	88,905
General and administrative	-	37,377	-	678	-	-	-	38,055
Total operating expenses	-	899,218	-	3,500	-	-	-	902,719
Operating income	-	71,590	-	(3,500)	-	-	-	68,090

Non-operating income (expense):
Gain on dispositions	-	29,685,946	-	-	-	(2,083,742)	-	27,602,204
Total non-operating income (expense)	-	29,685,946	-	-	-	(2,083,742)	-	27,602,204
Net income on discontinued operations	$-	$29,757,536	$-	$(3,500)	$-	$(2,083,742)	$-	$27,670,294

In the second quarter of 2024, the Company determined to dissolve Bonum Health, Inc. and Bonum Health, LLC, and have presented the results of operations in net income (loss) from discontinued operations.

NOTE 4- RELATED PARTY TRANSACTIONS

Wellgistics Health and Tollo Health

On November 21, 2023, but effective September 14, 2023, the Company issued a promissory note (the “Wellgistics Note”) to Wellgistics Health, Inc. (f/k/a Danam Health Inc.) (“Wellgistics”) in the amount of $300,000. The Company prepaid $250,000 prior to the execution date. The Wellgistics Note did not accrue interest. As of December 31, 2023, the balance of the Wellgistics Note was $50,000. The Wellgistics Note was fully paid off in February 2024.

As of March 31, 2025, other receivables included a $3,828,769 receivable from Wellgistics and $215,000 receivable from Tollo. The receivables were unsecured, non-interest bearing and due on demand. The receivables were maintained by the Company’s former IPS subsidiary, which was sold to Tollo as of April 30, 2025.

On April 30, 2025, the Company completed the sale of its subsidiaries, IPS, Softell, and Bonum Health, Inc. to Tollo in exchange for a $5,000,000 promissory note bearing interest at the prime rate and maturing on June 30, 2030. The note requires Tollo to repay 20% of any future equity financing proceeds toward the outstanding balance. In connection with the transaction, the Company recorded a $5,000,000 promissory note receivable, and derecognized subsidiaries’ accounts payable of $117,162, other receivables of $4,219,239, operating lease right-of-use assets of $142,138, operating lease liability of $158,687 and a related party note receivable of $1,300,000. As such, the Company recognized a loss on disposition of $385,528. On June 24, 2025, the promissory note was assigned by Tollo to Integral Health, Inc. As of June 30, 2025, the note receivable with Integral Health, Inc. was outstanding and the Company recognized $62,500 in interest income.

See Note 6 for detail on the note receivable from Wood Sage, LLC.

Suren Ajjarapu, the Company’s former Chief Executive Officer, and Prashant Patel, the Company’s former President and Chief Operating Officer, each had a beneficial interest in Tollo as of June 30, 2025.

Scienture

In July 2024, the executives of Scienture issued short-term loans to Scienture for an aggregate amount of $265,000. The loans are unsecured, non-interest bearing and due on demand. The loans were still outstanding as of June 30, 2025.

In November 2024, an executive of Scienture issued a short-term loan to Scienture for $150,000. The loans is unsecured, non-interest bearing and due on demand. The loan was outstanding as of June 30, 2025.

In February 2025, the executives of Scienture issued a short-term loan to Scienture for $100,000. The loan is unsecured, non-interest bearing and due on demand. The loan was outstanding as of June 30, 2025.

NOTE 5 – REVENUE RECOGNITION

The Company historically derived revenue from one primary source—product revenue.

Product revenue consists of resale of pharmaceutical products to pharmacies. Revenue is recognized when the product is shipped to the customer.

Revenues for the three months ended June 30, 2025 and 2024 were $0 and $18,699, respectively. Revenues for the six months ended June 30, 2025 and 2024 were $10,258 and $18,699, respectively.

NOTE 6 – NOTES RECEIVABLE – RELATED PARTY

On August 22, 2023, the Company received a Promissory Note (the “Wood Sage Note”) in the amount of $1,300,000 from Wood Sage, LLC. The Wood Sage Note bears no interest and is currently due and payable. As of June 30, 2025 and December 31, 2024, the outstanding balance of the Wood Sage Note was $0 and $1,300,000, respectively. The note was held by Softell, a former subsidiary of the Company.

On April 30, 2025, the Company completed the sale of its subsidiaries, IPS, Softell and Bonum Health, Inc., to Tollo in exchange for a $5,000,000 promissory note bearing interest at the prime rate and maturing on June 30, 2030 (see Notes 1 and 4).

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

In connection with the Scienture Merger on July 25, 2024, the Company recorded goodwill of $21,372,960 and intangible assets of $76,400,000.

The purchase price allocation of intangible assets was evaluated under ASC 805. The identified intangible assets were determined to be product technologies, and were valued accordingly by each product candidate:

Product Candidate	Fair Value
SCN-102(a)	$23,600,000
SCN-104(b)	25,000,000
SCN-106(c)	15,000,000
SCN-107(d)	12,800,000
$76,400,000

(a)	SCN-102 received regulatory approval in March 2025, with product commercialization projected to begin in 2025.
(b)	Management expects SCN-104 to achieve regulatory approval in late 2027 or early 2028, with product commercialization projected to begin in 2028.
(c)	Management expects SCN-106 to achieve regulatory approval in 2027 or 2028, with product commercialization projected to begin in 2028.
(d)	Management expects SCN-107 to achieve regulatory approval in 2028 or 2029, with product commercialization projected to begin in 2029.

The fair value of the product technologies was determined by the Income Approach: Multi-Period Excess Earnings Methods (“MPEEM”). The MPEEM measures economic benefits by calculating the cash flows attributable to an asset after deducting appropriate returns for contributory assets used by the business in generating the asset’s revenue and earnings. The MPEEM utilized revenue and cash flow projections through 2030 based on each product candidate’s phase of development. Key assumptions include a 2% long-term revenue growth rate and 3% contributory asset charge rate. The Company discounted the expected future cash flows at a 53.0% rate of return, equal to the weighted-average cost of capital plus 10%, to reflect the risk of the cash flows related to the product technologies. The Company then summed the present values of the estimated future cash flows and included an amortization tax benefit to the value indication of each of the product technologies.

As of June 30, 2025, the Company has not begun amortizing any of the product technology intangible assets.

NOTE 8 – CONVERTIBLE DEBT AND NOTES PAYABLE

Convertible Debenture – Arena

On November 22, 2024, the Company entered into a Securities Purchase Agreement with the Arena Finance Markets, LP (“Arena Finance”), Arena Special Opportunities Partners III, LP (together with Arena Finance, the “Arena Investors”). Under the Securities Purchase Agreement, the Company will issue 10% original issue discount one or more secured convertible debentures (“Debentures”) in a total principal amount of up to $12,222,222, divided into up to three separate tranches that are each subject to certain closing conditions. The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable conversion notice, subject to adjustments related to the trading price of the Company’s common stock.

The closing of the first tranche was consummated on November 25, 2024 (the “First Closing”) and the Company issued to the Arena Investors Debentures in an aggregate principal amount of $3,333,333 (the “First Closing Debentures”). The First Closing Debentures were sold to the Arena Investors for a purchase price of $3,000,000, representing an original issue discount of ten percent (10%). The convertible debenture will mature eighteen months from the First Closing.

The First Closing Debentures contain customary events of default. If an event of default occurs, until it is cured, the holder may increase the interest rate applicable to the First Closing Debentures to two percent (2%) per annum and accelerate the full indebtedness under the First Closing Debentures, in an amount equal to 125% of the outstanding principal amount and accrued and unpaid interest. Subject to limited exceptions , the First Closing Debentures prohibit the Company and, as applicable, its subsidiaries from incurring any new indebtedness that is not subordinated to the First Closing Debentures and, as applicable, any subsidiary’s obligations in respect of the First Closing Debentures until the First Closing Debentures are paid in full.

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

Pursuant to a Security Agreement, dated November 25, 2024, the Company granted to the Arena Investors a security interest in all of its assets to secure the prompt payment, performance, and discharge in full of all of the Company’s obligations under the Debentures. In addition, the Company’s wholly-owned subsidiary, Scienture, entered into a Guarantee Agreement, dated November 25, 2024, with the Arena Investors, pursuant to which it agreed to guarantee the prompt payment.

Interest accrues on the outstanding principal amount of this Debenture at a rate equal to 10.00% per annum paid in kind (the “PIK Interest”) unless there is an Event of Default (as defined in the Debenture), in which case Default Interest accrues and is payable instead of PIK Interest. Any PIK Interest is added to the outstanding principal amount of the Debenture on a monthly basis as additional principal obligations hereunder and shall automatically and thereafter constitute a part of the outstanding principal amount for all purposes hereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). The Company will not issue additional debentures to satisfy and pay any PIK Interest. Interest is calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and accrues daily commencing on the Original Issue Date (as defined in the Debenture) until payment in full of the outstanding principal, together with all accrued and unpaid interest, liquidated damages and other amounts which may become due hereunder, has been made.

During the three and six months ended June 30, 2025, the Company accrued $87,229 and $171,396, respectively, in interest expense pertaining to the First Closing Debentures.

As a result of the First Closing Debentures, the Company recognized an aggregate debt discount of $3,333,333. Through December 31, 2024, $869,692 of the debt discount was amortized to interest expense. During the three and six months ended June 30, 2025, $485,523 and $965,709, respectively, of the debt discount was amortized to interest expense. At June 30, 2025, the outstanding balance of the First Closing Debentures, including the outstanding principal of $3,333,333 less the unamortized discount of $1,755,349, was $1,577,984. The following is a summary of the First Closing Debentures:

Arena Note
Convertible debenture - Arena Principal	$3,333,333
Original issuance discount	(333,333)
Other issuance costs	(360,000)
Fair value of shares issued	(420,200)
Derivative liability recognized as debt discount	(2,477,217)
Excess debt discount amortization at issuance date	257,417
Amortization of debt discount	1,577,984
Arena note, net of unamortized debt discount, at June 30, 2025	$1,577,984

Derivative Liability

The Company evaluated the terms of the conversion features of the First Closing Debentures as noted above in accordance with ASC Topic No. 815 - 40, “Derivatives and Hedging - Contracts in Entity’s Own Stock,” and determined they are not indexed to the Company’s common stock and that the conversion feature, which is akin to a redemption feature, meet the definition of a liability. The First Closing Debentures contain an indeterminate number of shares to settle with conversion options outside of the Company’s control. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the First Closing Debentures, the Company recognized a derivative liability at a fair value of $2,477,217, which is recorded as a debt discount and will be amortized over the life of the First Closing Debentures.

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

The Company valued the derivative liability using a Black-Scholes method using following assumptions:

	June 30, 2025	December 31, 2024
Risk-free interest rate	4.290%	4.290%
Expected term (in years)	0.90	1.40
Expected volatility+A13	134.93%	171.46%
Expected dividend yield	0.00%	0.00%

The following is a summary of the derivative liability:

Derivative
Liability
Outstanding as of December 31, 2024	$2,296,834
Change in fair value	59,594
Outstanding as of June 30, 2025	$2,356,428

Scienture Convertible Debt

In September 2023, Scienture entered into a Loan and Security Agreement (the “NVK Loan Agreement”) with NVK Finance, LLC, a Nebraska Limited Liability Company (“NVK”) for $2,000,000. The debt accrues interest at a per annum rate equal to the Prime Rate (as defined in the NVK Loan Agreement) plus 7% and the prime rate is adjusted quarterly. As of both June 30, 2025 and December 31, 2024, the interest rate was 15.50%. The debt is collateralized by all of Scienture’s receivables, cash and cash equivalents and its right, title and interest in, to and under its Intellectual Property (as defined in the NVK Loan Agreement) and all proceeds thereof. The principal is entirely repayable on the maturity date in September 2025 and interest is payable monthly following a Qualified Financing (as defined in the NVK Loan Agreement). The NVK debt is convertible into common stock of Scienture at a fully-diluted Scienture valuation of $60,000,000. The balance of the NVK debt upon the Scienture Merger, and at June 30, 2025, was $2,000,000. Interest expense on the NVK debt was $77,500 and $155,000, for the three and six months ended June 30, 2025, respectively.

August 2024 Note

In August 2024, the Company issued a convertible note of $360,000, for which the Company received $314,000 in net proceeds. On the six-month anniversary of the issuance, the Company was required to make a payment of $360,000 to the noteholder and each month thereafter the Company was required to make a payment of $7,200 to the noteholder towards repayment of the note (each, an “Amortization Payment”). The note bears interest at 12% per annum and is deemed earned in full and guaranteed as of the note issuance date. If the Company fails to pay any Amortization Payment, the noteholder will have the right to convert the outstanding principal and accrued interest at a conversion price equal to the Conversion Price (as defined below and subject to a floor price of $1.50). The Conversion Price is the lesser of (i) $8.36 or (ii) 85% of the lowest volume-weighted average prices of the preceding five trading days. The note matures on August 20, 2025.

In connection with the note, the Company issued 76,923 warrants to purchase common stock to the noteholder. The warrants have an exercise price of $9.36 per share, are immediately exercisable and have a term of 5 years. The fair value of the warrant was $71,332, which was recognized as a debt discount and will be amortized to interest expense over the life of the note.

Total debt discount recognized in connection with the note was $117,332, with $42,755 amortized through December 31, 2024, and an additional $0 and $28,931 amortized during the three and six months ended June 30, 2025. The net carrying value of the note payable, after deducting the remaining unamortized discount of $45,646, was $314,354. On March 31, 2025, the Company converted the outstanding note into equity by issuing 274,000 shares of common stock at a fair value of $411,000. As a result, it recognized a $96,646 loss on conversion, reported as a non-operating expense in the unaudited condensed consolidated statements of operations.

Debt Summary

The following is a summary of the Company’s debt as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Principal outstanding	Unamortized debt discount	Debt, net of unamortized debt discount
Convertible debenture - Arena	$3,333,333	$(1,755,349)	$1,577,984
Scienture convertible debt	2,000,000	-	2,000,000
Total debt	5,333,333	(1,755,349)	3,577,984
Current maturity of debt	2,000,000	-	2,000,000
Total long-term debt	$3,333,333	$(1,755,349)	$1,577,984

	As of December 31, 2024
	Principal outstanding	Unamortized debt discount	Debt, net of unamortized debt discount
Convertible debenture - Arena	$3,333,333	$(2,721,058)	$612,275
August 2024 note	360,000	(74,577)	285,423
Scienture convertible debt	2,000,000	-	2,000,000
Total debt	5,693,333	(2,795,635)	2,897,698
Current maturity of debt	2,360,000	(74,577)	2,285,423
Total long-term debt	$3,333,333	$(2,721,058)	$612,275

NOTE 9 – STOCKHOLDERS’ EQUITY

Designation of Series X Preferred Stock

On July 25, 2024, the Company revoked the authorization to issue shares of the Company’s Series A Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) and concurrently authorized the issuance of up to 9,211,246 shares of the Series X Preferred Stock, a then new class of preferred stock.

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

As consideration for the Scienture Merger, the shares of Scienture common stock issued and outstanding immediately prior to the “Effective Time” of the mergers were converted into the right to receive, in the aggregate, (i) 291,536 shares of the Company’s common stock and (ii) 6,826,753 shares of the Company’s Series X Preferred Stock, each share of which was convertible into one share of common stock.

On September 20, 2024, all previously issued shares of Series X Preferred Stock were converted into a total of 6,826,753 shares of common stock. As such, there were no issued and outstanding shares of Series X Preferred Stock as of June 30, 2025.

Common Stock

During the three months ended June 30, 2025, the Company issued 3,002,086 shares of common stock for services. The fair value of shares issued for services was $2,701,253 and was included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

Arena Note Commitment Shares

As additional consideration for the Arena Investors execution and delivery of the Securities Purchase Agreement with the Arena Investors, the Company issued the Arena Investors the SPA Commitment Fee Shares as described in Note 8 above.

In connection with any Closing following the First Closing, the Company agreed to issue to the Arena Investors participating in such Closing or their designee(s) a certain number of “Commitment Shares.” The aggregate number of Commitment Shares owing to each of the Arena Investors, or their designee(s), in connection with any Closing following the First Closing will be agreed among the Company and the Arena Investors participating in such Closing. For the avoidance of doubt, all of the Commitment Shares issued in connection with the First Closing on the First Closing Date were earned as of the First Closing Date regardless of whether a subsequent Closing occurs (see Note 8).

The Company issued to each Arena Investor participating in the First Closing its pro rata portion of 55,000 shares of the Company’s common stock. The fair value of shares issued was $420,200 was recognized as a debt discount, which was amortized to interest expense in full as commitment shares in connection with first closing was fully earned as of first closing date.

Equity Line of Credit

On November 25, 2024, the Company entered into a purchase agreement (“ELOC Agreement”) with Arena Business Solutions Global SPC II, Ltd (the “Investor”). Under the ELOC Agreement, the Company had the right, but not the obligation, to direct the Investor to purchase up to $50,000,000 in shares of the Company’s common stock (the “ELOC Shares”) upon satisfaction of certain terms and conditions contained in the ELOC Agreement. The term of the ELOC Agreement began on the date of execution and would end on the earlier of (i) the first day of the month following the 36-month anniversary of the execution date, (ii) the date on which the Investor had purchased the maximum amount of ELOC Shares, or (iii) the effective date of any written notice of termination delivered pursuant to the terms of the ELOC Agreement (the “Commitment Period”). The Company terminated the ELOC Agreement effective as of May 22, 2025.

In consideration for the Investor’s execution and delivery of the ELOC Agreement, the Company agreed to issue to the Investor, as a commitment fee: (i) 70,000 shares of the Company’s Common Stock (the “Initial Commitment Fee Shares”) and (ii) in two separate tranches, a number of additional shares of common stock (the “Additional Commitment Fee Shares” and, together with the Initial Commitment Fee Shares, the “Commitment Fee Shares”) equal to (a) with respect to the first tranche, 500,000 divided by the simple average of the daily VWAP of our common stock during the five (5) trading days immediately preceding the effectiveness of the initial registration statement on which the resale of the Commitment Fee Shares are registered (the “Effectiveness Date”) and (b) with respect to the second tranche, 500,000 divided by the simple average of the daily VWAP of our common stock during the five (5) trading days immediately preceding the two (2) month anniversary of the Effectiveness Date. The Additional Commitment Fee Shares were subject to a true-up after each issuance pursuant to the terms of the ELOC Agreement.

The Company issued the Initial Commitment Fee Shares on November 25, 2024. The fair value of the shares issued was $534,800 and was included in deferred offering costs in the consolidated balance sheets. In March 2025, the deferred offering costs previously capitalized were offset against the gross proceeds from the ELOC share issuances (see below).

In 2025, the Company issued to the Investor, 450,437 Additional Commitment Fee Shares. The fair value of shares issued was $971,732 and was recognized as offering costs in connection with the related ELOC Agreement share issuances. Accordingly, the fair value of the shares issued were offset against the gross proceeds and there was no net effect to stockholders’ equity.

In March 2025, the Company issued in aggregate 2,800,000 shares of common stock pursuant to the ELOC Agreement for aggregate gross proceeds of $4,597,999. After recognition of the related offering costs, the Company recognized a net increase to additional paid-in capital of $2,691,467.

In April and May 2025, the Company issued to the Investor, 614,075 shares of common stock as the final Additional Commitment Fee Shares owed to the Investor. The fair value of shares issued was $554,586 and was recognized as deferred offering costs in connection with the related ELOC Agreement share issuances.

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

The Board and the Company’s stockholders approved an amendment to the Second Amended and Restated 2019 Equity Incentive Plan (the “Plan”), which increased the available shares under the Plan to 5,000,000 shares of the common stock.

NOTE 10 – WARRANTS

In connection with a note (see Note 8), in August 2024 the Company issued 76,923 warrants to purchase common stock. The warrants have an exercise price of $9.36 per share, are immediately exercisable and have a term of 5 years. In August 2024, the holder exercised 28,571 warrants for shares of commons stock on a cashless basis.

As of June 30, 2025, the Company remeasured the fair value of warrants outstanding at $197,827. In connection with remeasurement of warrants, a $76,122 and $722,108 gain was recognized during the three and six months ended June 30, 2025, respectively, as the change in fair value of warrant liability.

The Company’s outstanding and exercisable warrants, as of June 30, 2025, are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life In Years	Intrinsic Value
Warrants outstanding as of December 31, 2024	238,594	$19.02	3.20	$-
Warrants exercisable as of December 31, 2024	238,594	19.02	3.20	-
Warrants granted	-	-	-	-
Warrants forfeited, expired, cancelled	-	-	-	-
Warrants exercised	-	-	-	-
Warrants outstanding as of June 30, 2025	238,594	$19.02	2.70	-
Warrants exercisable as of June 30, 2025	238,594	$19.02	2.70	-

NOTE 11 – OPTIONS

The Plan allows for and the Company maintains stock option award agreements under which certain employees may be awarded option grants based on a combination of performance and tenure. The number of shares available to grant to employees under the Plan is 5,000,000.

The Board and stockholders approved an amendment to the Plan increasing the available shares under the Plan to 5,000,000 shares of the Common Stock as such common stock existed on July 24, 2024.

Total compensation cost related to stock options granted was $162,438 and $444 for the three months ended June 30, 2025, and 2024, respectively.

Total compensation cost related to stock options granted was $162,874 and $24,710 for the six months ended June 30, 2025, and 2024, respectively.

The following table represents stock option activity for the six-month period ended June 30, 2025:

	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Life in Years	Intrinsic Value
Options outstanding as of December 31, 2024	23,930	$42.16	2.73	$-
Options exercisable as of December 31, 2024	23,930	42.16	1.83	-
Options granted	2,250,000	0.78	9.79	585,000
Options adjusted	-	-	-	-
Options expired	-	-	-	-
Options exercised	-	-	-	-
Options outstanding as of June 30, 2025	2,273,930	$1.22	9.72	$585,000
Options exercisable as of June 30, 2025	23,930	$42.16	2.28	-

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Eat Well

In July 2023, the Company entered into, and closed on the transactions contemplated by, an Amended and Restated Agreement and Plan of Merger with Superlatus, whereby the Company acquired Superlatus (the “Superlatus Acquisition”). In connection with the Superlatus Acquisition, former shareholders of Superlatus received 306,855 shares of the Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”). The Series B Preferred Stock are convertible into shares of the Company’s common stock at a conversion ratio of 100-1.

In January 2024, shareholders holding shares of Series B Preferred Stock surrendered shares of the Series B Preferred Stock back to the Company as a result of Superlatus failing to meet certain post-closing conditions associated with the Superlatus Acquisition, such that only 15,759 shares of Series B Preferred Stock remained outstanding.

On March 5, 2024, the Company sold all of the issued and outstanding stock of Superlatus Inc. to Superlatus Foods Inc. pursuant to the Superlatus SPA. As a result of the transaction, Superlatus Inc. ceased to be a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus Inc. became rights and obligations of the Buyer. The shares of Series B Preferred Stock issued in connection with the Superlatus Acquisition remain outstanding.

In January 2025, Eat Well Investment Group, Inc., a Canadian company (“Eat Well”) holding 11,643.84 shares of the Series B Preferred Stock, filed a complaint against the Company in the United States District Court for the Middle District of Florida alleging, among other things, that the Company is responsible for paying certain consideration to Eat Well in connection with Superlatus’ acquisition of Eat Well in June 2023 prior to the Company’s acquisition of Superlatus. Ultimately, Eat Well is seeking $8.5 million to be delivered in the form Company common stock, $1.15 million in unpaid principal and accrued interest under a legacy note made by Superlatus in favor of Eat Well, $350,000 in cash consideration owed by Superlatus to Eat Well, $755,000 in unpaid principal and accrued interest on ten promissory notes made by Sapientia, Inc., a subsidiary of Superlatus, in favor of Eat Well, and certain other damages. There can be no assurance that an amicable resolution will be obtained. The Company intends to vigorously defend itself in the litigation.

Kesin Pharma Corporation

Scienture entered into an exclusive license and commercial agreement (the “Kesin Agreement”) with Kesin Pharma Corporation (“Kesin”) whereby Scienture granted the exclusive license rights to commercialize SCN-102 in 2022 and SCN-104 in 2023 to Kesin for use in the United States of America.

In March 2024, the parties terminated the Kesin Agreement, and the parties agreed that Scienture would pay Kesin a total gross amount of $1,285,000 upon commercialization of product via a royalty arrangement. The royalty agreement requires that if the full $1,285,900 has not been repaid within two years of the earlier of (i) commercial launch or (ii) 120 days from FDA approval, then interest will accrue prospectively at a rate of 8% annually on the unpaid balance. Accordingly, Scienture recorded a $1,285,000 termination fee liability. As of June 30, 2025, the entire amount is outstanding.

In August 2024, Kesin demanded immediate payment of the full amount under the Kesin Termination Agreement, alleging the full amount is payable in connection with the consummation Scienture’s business combination with the Company. Scienture disputed that the amount is payable, and the parties entered into discussions to resolve the issue.

On March 11, 2025, Kesin filed a complaint against Scienture in the United States District Court for the Eastern District of New York seeking payment of the disputed $1.285 million. There can be no assurance that an amicable resolution will be obtained. Scienture intends to vigorously defend itself in the litigation.

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

On April 30, 2025, the Company completed the sale of its subsidiaries, IPS, Softell and Bonum Health, Inc., to Tollo. In connection with the transaction, the Company derecognized subsidiary’s operating lease right-of-use assets of $142,138 and operating lease liability of $158,687 (see Note 1). As such, the Company recognized a gain of $16,548 on disposition of related IPS lease.

On July 25, 2024, the Company entered into and closed the Scienture Merger. Pursuant to the Scienture Merger Agreement, the Company acquired right of use asset value of $61,578 and right of use liability of $61,886 on the acquisition date together with all the assets and liabilities of Scienture.

The table below reconciles the fixed component of the undiscounted cash flows for and the total remaining years to the lease liabilities recorded in the consolidated balance sheet as of June 30, 2025.

Supplemental balance sheet information related to leases are as follows:

	June 30,	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	1.08	3.48
Weighted-average discount rate	15.50%	10.90%

Future lease obligations
2025 remaining	$15,054
2026	17,823
Total minimum lease payments	32,877
Less: effect of discounting	(2,275)
Present value of future minimum lease payments	30,602
Less: current obligation under lease	28,056
Long-term lease obligations	$2,546

For the three months ended June 30, 2025, and 2024, total operating lease expense was $22,795 and $12,841, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

For the six months ended June 30, 2025, and 2024, total operating lease expense was $59,197 and $25,681, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

NOTE 14 – SEGMENT REPORTING

Factors used to identify the Company’s reportable segments include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision-maker (the “CODM”) in making decisions about how to allocate resources and assess performance. The Company’s operating segments have been broken out based on similar economic and other qualitative criteria. The Company operates all reporting segments in one geographical area (the United States).

The Company’s chief operating decision-makers are its co-Chief Executive Officers, who make resource allocation decisions and assess performance based on financial information presented on an aggregate basis. There are no segment managers who are held accountable by the chief operating decision-maker, or anyone else, for any planning, strategy and key decision-making regarding operations. Accordingly, as of June 30, 2025, the Company has a single reportable segment and operating segment structure.

The key measures of segment profit or loss reviewed by our CODM are operating costs. These metrics are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 15 – SUBSEQUENT EVENTS

In July 2025 Board approved a capital raise by the Company in an aggregate amount of up to $3,000,000 pursuant to a form of Common Stock Purchase Agreement (the “Purchase Agreement”). The Purchase Agreement provides that the Company would issue and sell, and investors would purchase, shares of the Company’s common stock, for a price per share of $1.59.

Between July 18, 2025 and August 6, 2025, we entered into Purchase Agreements with various investors, pursuant to which such investors purchased, and the Company sold, an aggregate of 754,716 shares of the Company’s common stock. As of August 6, 2025, we have received approximately $1.3 million in aggregate proceeds, though the Company may continue to raise additional proceeds of up to the $3 million approved by the Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Report, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 26, 2025 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I – Financial Information – Item 1. Financial Statements.”

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2025, and 2024.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

On July 25, 2024, we acquired a wholly-owned subsidiary, Scienture, which is a specialty pharmaceutical company focused on developing and commercializing products for the treatment of central nervous system and cardiovascular diseases. Scienture LLC is developing a broad range of novel product candidates including new potential treatments for hypertension, migraine, pain and thrombosis and other related disorders. Scienture’s assets in development are across therapeutics areas and indications and cater to different market segments. Scienture’s mission is to identify, develop and bring to market innovative technology-based products to address unmet medical needs. Its targeted portfolio consists of short term and long-term opportunities with efficient development, regulatory, and go to market strategies.

After our acquisition of Scienture, we existed as a holding company owning all equity interests of Softell Inc. (f/k/a Trxade Inc.) (“Softell”), Integra Pharma Solutions, LLC d.b.a. Trxade Prime (“IPS”), Bonum Health, LLC, Bonum Health Inc., and Scienture.

On October 4, 2024, the Company and Softell entered into IPS Assignment Agreement, pursuant to which the Company transferred, and Softell accepted, 100% of the membership interests of IPS. As a result, IPS became a wholly-owned subsidiary of Softell. During the year ended December 31, 2023 and a portion of the quarter ended March 31, 2024, Softell, operated a web-based market platform that enabled commerce among healthcare buyers and sellers of pharmaceuticals, accessories and services. Softell’s current primary operations are conducted through IPS. IPS is a licensed pharmaceutical wholesaler and sells brand, generic and non-drug products to customers. IPS’ customers include all healthcare markets including government organizations, hospitals, clinics and independent pharmacies nationwide.

On September 20, 2024, the Company fil changed its legal name from “TRxADE HEALTH, Inc.” to “Scienture Holdings, Inc.”

Bonum Health, LLC was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in February 2020; however, the Company does not anticipate installations moving forward. On April 30, 2025, the Company completed the sale of Bonum Health, Inc. and Bonum Health, LLC.

Disposition of Legacy Subsidiaries

On April 8, 2025, the Company entered into a Membership Interest Purchase Agreement (the “IPS MIPA”) with Tollo Health, LLC (“Tollo”), pursuant to which Tollo agreed to purchase and the Company agreed to sell all of the Company’s membership interests in IPS.

On April 8, 2025, the Company also entered into a Stock Purchase Agreement (the “Bonum and Softell SPA” and together with the IPS MIPA, the “Agreements”) with Tollo, pursuant to which Tollo agreed to purchase and the Company agreed to sell all issued and outstanding shares of common stock of Bonum Health, Inc. and Softell. Suren Ajjarapu, the Company’s former Chief Executive Officer, and Prashant Patel, the Company’s former President and Chief Operating Officer, each had a beneficial interest in Tollo at the time the Company entered into the each of the Agreements.

In connection with each of the Agreements, the Company agreed to retain certain excluded liabilities of IPS, Softell and Bonum Health, Inc. including all liabilities: (i) related to, in connection with or arising out of any claims, charges, complaints, actions, suits, settlements, hearings, investigations, proceedings, or governmental or regulatory inquiries with respect to IPS, Softell or Bonum Health, Inc., respectively, prior to the closing under the applicable Agreement; (ii) related to, in connection with or arising out of any breach by the Company of the applicable Agreement or any other agreements and documents required to be delivered by the Company; (iii) not disclosed by the Company in accordance with each Agreement; (iv) related to any actions threatened or initiated by a governmental entity against IPS, Softell, or Bonum Health, Inc., respectively; and (v) related to tax returns or tax matters of the Company, IPS, Softell, or Bonum Health, Inc., respectively, for any periods prior to closing under the applicable Agreement.

The Company and Tollo consummated the closing of each of the Agreements on April 30, 2025. As consideration for acquiring IPS, Softell, and Bonum Health, Inc., Tollo agreed to pay the Company $5 million, with that consideration delivered in the form of a promissory note bearing interest at the prime rate. The promissory note matures on June 30, 2030. However, Tollo is required to pay 20% of the proceeds of a future equity financing toward repayment of the principal and accrued but unpaid interest owed under the promissory note. On June 24, 2025, the promissory note was assigned to Integral Health, Inc., which (at the time of the assignment) was owned by Suren Ajjarapu, the Company’s former Chief Executive Officer, and Prashant Patel, the Company’s former President and Chief Operating Officer.

The divestitures are part of a broader strategic realignment at the Company designed to sharpen operational focus and unlock long-term value. It is aligned with the Company’s commitment to streamline its core operations, optimize its portfolio, and accelerate growth in the Branded and Specialty Pharma markets. The Company intends to use the proceeds obtained from the divestment to facilitate the high-growth commercial and strategic product development activities at its Scienture subsidiary.

The Company believes that the key benefits of the divestitures include:

●	Increased Operational Efficiency: Streamlining the Company’s structure aimed at strengthening its balance sheet, providing for leaner operations and a more agile decision-making framework.

●	Realize Synergies: Consolidating overlapping functions and eliminating redundancies intended to cause annualized cost savings.

●	Dedicated Focus: Affording the full focus and deployment of resources to the commercial products and the high value product pipeline in development at its Scienture subsidiary.

Existing Business

Subsequent to the disposition of IPS, Softell, and Bonum Health, Inc. we now exist as a holding company for existing and planned pharmaceutical operating companies focused on providing enhanced value to patients, physicians and caregivers through developing, bringing to market, and distributing novel specialty pharmaceutical products to satisfy unmet market needs. We are in the process of winding down our Bonum Health, LLC subsidiary.

Operating since 2019, Scienture, located in Commack, New York, is a specialty pharmaceutical company focused providing enhanced value to patients, physicians and caregivers by offering novel specialty products to satisfy unmet market needs. In this regard, Scienture is in the process of developing and commercializing products for the treatment of central nervous system (“CNS”) and cardiovascular (“CVS”) diseases as well as a broad range of novel product candidates including new potential treatments for hypertension, migraine, pain and thrombosis and other related disorders.

Scienture’s vision is to be a leader in the industry by developing and commercializing new medicines for the treatment of CNS and CVS diseases and across other therapeutic areas. Key elements of Scienture’s strategy to achieve this vision include:

●	Advance product candidates through clinical studies and toward commercialization. Scienture is in various stages of clinical development for the product candidates in its pipeline, and it intends to move these programs efficiently toward being commercially available to patients, subject to approval by the U.S. Food and Drug Administration (the “FDA”).

●

Drive growth and profitability. Using dedicated sales and marketing resources in the U.S., which Scienture is in the process of building, Scienture will seek to begin to generate revenues and then drive the revenue growth of its product candidates approved for marketing by the FDA.

●

Continue to grow pipeline. Scienture will continue to evaluate and seek to develop additional product candidates that it believes have significant commercial potential through Scienture’s internal research and development efforts.

●

Target strategic business development opportunities. Scienture is exploring a broad range of strategic opportunities. This may include in-licensing products and entering into co-promotion and co-development partnerships for Scienture’s product candidates, although no agreements have been reached.

Scienture currently has four primary product candidates in its development pipeline, summarized below, and is engaged in a variety of research and development efforts to develop novel product candidates for the treatment of various disease conditions. To date, Scienture has not generated revenue from product sales and will not generate such revenues until it successfully obtains regulatory approval for, and commercializes, its product candidates. The progress of Scienture products its development pipeline to date is represented by the green bars shown below.

Scienture has devoted and will continue to devote significant resources to research and development activities, and expects to incur significant expenses as Scienture continues advancing its product candidates towards FDA approval and expanding product indications for approved products and its intellectual property portfolio. Scienture’s expectations regarding its research and development programs are subject to risks, including the risk that Scienture’s financial condition and results of operations may be materially and adversely affected by delays and failures in the completion of clinical development of its product candidates, which could increase its costs or delay or limit our ability to generate revenues.

Scienture currently depends on third-party commercial manufacturing organizations (“CMOs”) for its manufacturing operations, including the production of raw materials, finished dosage form product, and product packaging for both its planned product commercialization and for use in its preclinical and clinical research. Scienture does not own or operate manufacturing facilities for the production of any of its product candidates nor does Scienture have plans to develop its own manufacturing operations in the foreseeable future to support clinical trials or commercial production. Scienture currently employs internal resources to manage its manufacturing contractors.

Scienture is in discussion with CMOs headquartered in North America, Europe and Asia for its pipeline product candidates. These CMOs offer a comprehensive range of commercial contract manufacturing and packaging services.

If Scienture fails to produce its products and product candidates in the volumes that it requires on a timely basis, or fails to comply with stringent regulations applicable to pharmaceutical drug manufacturers, Scienture may face delays in the development and commercialization of its products and product candidates or be required to withdraw its products from the market for risks associated with manufacturing and supply of its products and product candidates.

SCN-102 (ARBLITM - Losartan Oral Suspension)

SCN-102, with the brand name ArbliTM, is an oral liquid formulation of losartan potassium for (i) treatment of hypertension, to lower blood pressure in adults and children greater than 6 years old, (ii) reduction of the risk of stroke in patients with hypertension and left ventricular hypertrophy, and (iii) treatment of diabetic nephropathy with an elevated serum creatinine and proteinuria in patients with type 2 diabetes and a history of hypertension. SCN-102 was approved by the FDA in March 2025, making SCN-102 the first and only FDA-approved ready-to-use oral liquid losartan in the U.S. market.

Losartan is classified as an angiotensin receptor blocker (ARB) for treating hypertension and is one of the highest prescribed molecules for this indication. Current products in the market containing losartan are available only as oral solids, which can be further compounded to a liquid formulation. ArbliTM is the first liquid formulation of losartan on the U.S. market that does not require compounding and has reduced dosing volume and long-term shelf life at room temperature storage.

SCN-102 has two formulation composition and method of use patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the “orange book”: (i) Patent #: 11,890,273, Issue Date: February 6, 2024, titled “LOSARTAN LIQUID FORMULATIONS AND METHODS OF USE”, Expiration Date: October 7, 2041 and (ii) Patent # 12,156,869; Issue Date: December 3, 2024, titled “LOSARTAN LIQUID FORMULATIONS AND METHODS OF USE”.

SCN-104 (Multi-dose Dihydroergotamine Mesylate (“DHE”) injection pen)

The SCN-104 injection pen is a disposable, multiple fixed dose, single entity combination product comprised of a small molecule drug that is administered using a customized injection pen. SCN-104 is a drug product containing DHE as the active ingredient. The mechanism of action of SCN-104 is mediated through DHE and is the same as that of DHE. DHE is available in the market as a single dose nasal spray, which has a high degree of variability in clinical outcomes. While DHE is also available in the market as single dose ampoules for injection, we believe that the process of dose withdrawal from the ampoule followed by self-injection at the time of intense need is cumbersome and difficult for the patient. We believe that the SCN-104 multi-dose self-injection pen is easy to use, provides enhanced patient convenience, and provides for consistent and accurate delivery of doses. The SCN-104 injection pen is being developed via the 505(b)(2) regulatory pathway for the acute treatment of migraine headaches with or without aura and the acute treatment of cluster headache episodes.

As shown in third party studies of DHE, SCN-104’s mechanism of action for its antimigraine effect is due to its potential action as an agonist at the serotonin 5-HT1D receptors. SCN-104 is intended for subcutaneous administration. SCN-104 is also intended for acute use and is not intended for chronic administration. Scienture has conducted two preclinical studies of SCN-104 and the SCN-104 injection pen: (i) a 30-day repeated dose toxicity study of dimethyl sulfoxide and caffeine following thrice daily, 3 times per week subcutaneous administration in Sprague-Dawley rats and (ii) a 30-day repeated dose toxicity study of dimethyl sulfoxide and caffeine following thrice daily, 3 times per week subcutaneous administration in Göttingen minipigs. Both studies support a conclusion that SCN-102 is considered to have no toxicological significance across hematology, coagulation parameters, clinical chemistry and urinalysis.

Scienture has had discussions with the FDA regarding its development program for SCN-104, with the FDA indicating that the reference product selected for a comparative regulatory study and proposed plan for manufacturing New Drug Application registration batches are acceptable. The FDA also provided Scienture with feedback on nonclinical safety studies and stability testing. Scienture is working to scale the formulation to enable future commercial scale production and the pen has been optimized for commercial use. Currently, Scienture is focused on planning bioequivalence studies and increasing manufacturing activities for the SCN-104 injection pen. Scienture plans to initiate a Phase 1 single dose study in healthy adults in 2026, following submission of an Investigational New Drug application (an “IND”), if the IND is cleared by the FDA.

SCN-104 has a formulation composition and method of use application pending in the U.S. (Appl. No. 17/757,924; Filing Date: June 23, 2022; Expiration Date: June 15, 2035).

SCN-106 (Potential Biosimilar)

Scienture is developing a potential biosimilar, SCN-106, based on Cathflo Activase, a reference product that is a thrombolytic agent that binds to fibrin in clots and converts entrapped plasminogen to plasmin. SCN-106 is a sterile, purified glycoprotein that is synthesized using the complementary DNA for natural human tPA obtained from a Chinese hamster ovary cell-line.

Scienture is working with Anthem Biosciences Pvt, Ltd. to develop a biosimilar product that utilizes the same mechanism(s) of action for the proposed condition of use, and has the same route of administration, dosage form, and strength as the reference product. The development program is focused on establishing the analytical similarity of SCN-106 to the reference product. Multiple clones of CHO cells have been produced to synthesize lots of SCN-106 which were screened for similarity to the reference product for several key biochemical quality attributes as well as overall protein yield and finalization of a lead clone.

Scienture completed a Biosimilar Initial Advisory meeting with the FDA in June 2023 to discuss the CMC, non-clinical, and clinical studies required for regulatory approval. As a result of this meeting, Scienture learned that its analytical strategy for initiating analytical similarity studies between SCN-106 and a proposed biosimilar product is acceptable. Scienture also learned that SCN-106 is suitable for further development and received guidance from the FDA on a comparable clinical study needed to demonstrate biosimilarity of SCN-106 and the reference product. In this regard, Scienture was informed that no additional safety, PK, toxicology or dose range finding studies will be required due to the method of use (very limited exposure) and the availability of an extensive amount of data on the original brand product. The only clinical requirement is a comparative phase 3 clinical study in the sensitive population to demonstrate that there are no clinically meaningful differences between SCN-106 and the currently marketed product.

SCN-106 is a potential biosimilar and considered by the Company to be part of its product development portfolio, however the Company is not pursuing patent protection for this product.

SCN-107 (Bupivacaine Long-Acting Injection)

SCN-107 is a long-acting injection suspension formulation of a non-opioid analgesic that is indicated for postsurgical local and regional analgesia. Scienture’s long-acting formulation, SCN-107, is a novel microsphere-based formulation of bupivacaine that comprises the drug in polymer-based microspheres and is intended to provide pain management over a period of 5-7 days. The product candidate is designed to potentially provide longer term post-surgical pain relief compared to the currently available products in the market.

Based on initial discussions with FDA regarding this program, Scienture believes this product candidate would require at least one Phase 3 clinical trial to support submission of a marketing application. Scienture anticipates submitting an IND and, if cleared by the FDA, initiating a Phase 1 single dose study in healthy adults in 2025 to conduct an initial assessment of safety and tolerability of SCN-107.

Scienture has entered into Feasibility Study and Animal Trial Material Manufacturing Agreement with Innocore Technologies, B.V. (“Innocore”), as amended on December 2, 2022 (the “Innocore License”), for certain intellectual property rights associated with SCN-107. Under the Innocore License, Innocore granted Scienture a worldwide exclusive, milestone, royalty-bearing and sublicensable license to certain patent rights for the research and development of SCN-107 in postsurgical local and regional analgesia. Pursuant to the Innocore License, Scienture is required to make low single-digit percentage royalty payments based on annual net sales of licensed products for the first three years of sales on a country-by-country basis, subject to a low single digit increase as of the fourth year of sales on a country-by-country basis.

SCN-107 has a formulation composition and method of use application pending in the U.S. (Appl. No. 17/996,995; Filing Date: October 24, 2022; Expiration Date: on or after April 22, 2041). Applications in Canada and Europe are currently pending. As described above, the Company licenses certain patent rights from Innocore for the research and development of SCN-107.

Liquidity and Capital Resources

Cash

Cash was $15,391 as of June 30, 2025, compared to $308,096 as of December 31, 2024. We expect that our future available capital resources will consist primarily of cash generated from Scienture’s operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	June 30,	December 31,		Percent
	2025	2024	Change	Change
Cash	$15,391	$308,096	$(292,705)	-95%
Current assets (excluding cash)	$841,234	$5,997,381	$(5,156,147)	-86%
Current liabilities	$7,688,199	$7,906,893	$(218,694)	-3%
Working capital	$(6,831,574)	$(1,601,416)	$(5,230,158)	327%

Our principal sources of liquidity have historically been cash provided by operations, sales of business assets and operations from time to time, sales of equity, and borrowings under various debt arrangements. Our principal uses of cash have been for operating expenses, technology development, and acquisitions. After our divestiture of our interest in IPS in April 2025 we no longer generate revenues from operations, and therefore anticipate for the remainder of 2025 our principal sources of, and uses of, cash will be from proceeds of prospective sales of equity and debt securities.

Liquidity Outlook Cash Explanation

Cash Requirements

Our primary objectives for the remainder of 2025 are expected to be the continued implementation of Scienture business plan, and to complete potential strategic transactions of our business-to-consumer subsidiaries, which may include a potential sale, spin-off, fund raising, combination or other strategic transaction. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all. We may also raise additional funding in the future through the sale of equity.

We may require additional funding in the future to implement on our business plan and potentially to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue exploring strategic transactions or relationships with counterparties in industries that we deem synergistic or complimentary to those of the Company, while also seeking to expand our Scienture operations organically or through acquisitions, as funding and opportunities arise. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

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

As of June 30, 2025, the Company had an accumulated deficit of $48,823,543. As of June 30, 2025, the Company had $15,391 in cash.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the following periods:

	Six Months Ended
	June 30,			Percent
	2025	2024	Change	Change
Net cash used in operating activities from continuing operations	(4,998,849)	(5,197,913)	199,065	-4%
Net cash provided by (used in) operating activities from discontinued operations	8,145	(769,805)	777,950	-101%
Operating Activities	(4,990,704)	(5,967,718)	977,014	-16%

Net cash used in investing activities from continuing operations	-	(2,500,000)	2,500,000	-100%
Net cash provided by investing activities from discontinued operations	-	29,931,815	(29,931,815)	-100%
Investing Activities	-	27,431,815	(27,431,815)	-100%

Net cash provided by (used in) financing activities from continuing operations	4,697,999	(13,891,011)	18,589,010	-134%
Net cash used in financing activities from discontinued operations	-	(5,000)	5,000	-100%
Financing Activities	4,697,999	(13,896,011)	18,594,010	-134%
Net change in cash	$(292,705)	$7,568,086	$(7,860,791)	-104%

Cash used in operating activities for the six months ended June 30, 2025, was $4,990,704, compared to cash used in operations for the six months ended June 30, 2024, of $5,967,718. The decrease in cash used in operations for the six months ended June 30, 2025 compared to 2024 was primarily due to decreases in various expenses, charges and liabilities during the 2025 period.

Cash provided by (used in) investing activities for the six months ended June 30, 2025, was $0 and cash provided by investing activities was $27,431,815 for the six months ended June 30, 2024. The cash provided by investing activities in the 2024 period was primarily due to the disposition of various assets to Micro Merchant Systems, Inc. in the first quarter of 2024 related to our former web-based market platform, partially offset by the investment in securities of $2,500,000.

Cash provided by financing activities for the six months ended June 30, 2025, was $4,697,999 compared to $13,896,011 of cash used in financing activities for the six months ended June 30, 2024. Cash provided by financing activities in the 2025 period was due to proceeds from issuance of common stock pursuant to ELOC Agreement. The change was primarily due to the payment of dividends of $12,671,072 and repayment of contingent liability of $1,246,346 in 2024.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended June 30, 2025, compared to Three Month Period Ended June 30, 2024

	Three Months Ended
	June 30,			Percent
	2025	2024	Change	Change
Revenues	$-	$18,699	(18,699)	-100%
Cost of sales	-	19,402	(19,402)	-100%
Gross profit	-	(703)	703	-100%
Operating expenses:
Wage and salary expense	773,739	312,049	461,690	148%
Professional fees	209,763	509,136	(299,373)	-59%
Accounting and legal expense	381,683	171,708	209,975	122%
Technology expense	21,408	86,674	(65,266)	-75%
General and administrative (including stock-based compensation expense)	2,927,764	415,421	2,512,343	605%
Research and development	843,549	-	843,549	100%
Total operating expenses	5,157,906	1,494,988	3,662,918	245%
Change in fair value of warrant liability	76,122	(165,132)	241,254	-146%
Change in fair value of derivative liability	(662,916)	-	(662,916)	100%
Loss on disposition of subsidiaries	(385,528)	-	(385,528)	100%
Interest income	63,148	41,031	22,117	54%
Interest expense	(653,493)	(4,949)	(648,544)	13104%
Net loss from operations	(6,720,573)	(1,624,741)	(5,095,832)	314%
Loss on discontinued operations	-	(209,161)	209,161	-100%
Net loss	$(6,720,573)	$(1,833,902)	$(4,886,671)	266%

There are $0 in revenues for the three months ended June 30, 2025. Revenues decreased by $18,699 compared to the same period ended June 30, 2024 primarily because of the disposition of the assets and operations of Softell completed in February 2024, as well as the IPS disposition in April 2025 as the IPS’ operations that we retained after the disposition to MMS of certain assets in the first quarter of 2024. The assets and operations of IPS that we retained generated limited revenues in the 2024 period but did not generate revenues between April 1, 2025 and the time our disposition of IPS later in April.

For the three-month period ended June 30, 2025, cost of goods sold and gross profit (loss) were $0 and $0, and $19,402 and ($703), all respectively for the same period in 2024. There was no gross profit (loss) as a percentage of sales for the three months ended June 30, 2025, compared to (3.76)% for the three months ended June 30, 2024.

Wages and salary expense increased by $461,690 for the three months ended June 30, 2025 to $773,739 compared to $312,049 for the comparable period in 2024. The increase is primarily due to an increase in salaries for existing executives, as well as the addition of personnel as part of the Scienture Merger in July 2024, as compared to the same period in 2024, which increased the headcount of the Company’s operations.

Professional fees decreased by $299,373 to $209,763 compared to $509,136 for the comparable period in 2024. The decrease was primarily due to decrease in external consulting fees expense in 2025.

Accounting and legal expenses increased by $209,975 for the three months ended June 30, 2025 to $381,683 compared to $171,708 for the comparable period in 2024. The increase is primarily due to more SEC filings and corporate actions and contemplated transactions requiring additional accounting and legal services.

General and administrative expenses (including stock-based compensation expense) increased by $2,512,343 for the three months ended June 30, 2025, to $2,927,764 compared to $415,421 for the comparable period in 2024. The increase from 2024 was mainly due to shares issued in the second quarter of 2025.

Technology expense decreased by $65,266 for the three months ended June 30, 2025 to $21,408 compared to $86,674 for the comparable period in 2024. The decrease was mainly due to a less of software expense and software support expense after the disposition of IPS.

Research and development expense pertain to Scienture LLC’s operations after its acquisition in July 2024. Research and development expenses was mainly due to contract research organization costs of Scienture LLC. Total expenses by program were as follows:

		Three Months Ended
Project Codes	Product Name	June 30, 2025
SCN-102	Losartan	$(77,490)
SCN-104	DHE	344,450
SCN-106	Alteplase	146,353
SCN-107	Bupivacaine	430,235
Total research and development expense		$843,549

We had interest expense of $653,493 for the three months ended June 30, 2025, compared to interest expense of $4,949 for the three months ended June 30, 2024. The increase is due to the interest expense on Scienture LLC’s convertible debt, the convertible notes issued in November 2024, and related debt discount amortization on these notes.

We recognized a gain on the change in the fair value of the warrant liability of $76,122 for the three months ended June 30, 2025, compared to a loss of $165,132 during the three months ended June 30, 2024, based on the underlying valuation inputs.

We recognized a loss on the change in the fair value of the derivative liability of $662,916 for the three months ended June 30, 2025, based on the underlying valuation inputs and the conversion features of the Debenture issued to Arena.

During the three months ended June 30, 2025, the Company incurred a net loss from continuing operations of $6,720,573 compared to a net loss from continuing operations of $1,624,741 for the three months ended June 30, 2024. The change was due to the decrease in operating income, other income (expense).

Net income from discontinued operations was $209,161 for the three months ended June 30, 2024. The income was primarily due to the disposal of Softell’s assets, partially offset by loss on disposal of Superlatus Inc. during the three months ended June 30, 2024.

Six Month Period Ended June 30, 2025, compared to Six Month Period Ended June 30, 2024

	Six Months Ended
	June 30,			Percent
	2025	2024	Change	Change
Revenues	$10,258	$18,699	(8,441)	-45%
Cost of sales	9,585	19,402	(9,817)	-51%
Gross profit	673	(703)	1,376	-196%
Operating expenses:
Wage and salary expense	1,469,807	534,644	935,163	175%
Professional fees	622,613	688,689	(66,076)	-10%
Accounting and legal expense	852,508	510,755	341,753	67%
Technology expense	83,028	138,289	(55,261)	-40%
General and administrative (including stock-based compensation expense)	4,283,712	5,115,582	(831,870)	-16%
Research and development	1,418,228	-	1,418,228	100%
Total operating expenses	8,729,896	6,987,959	1,741,937	25%
Change in fair value of warrant liability	722,108	(895,021)	1,617,129	-181%
Change in fair value of derivative liability	(59,594)	-	(59,594)	100%
Loss on conversion of note payable	(96,646)	-	(96,646)	100%
Loss on disposition of subsidiaries	(385,528)	-	(385,528)	100%
Interest income	88,590	103,952	(15,362)	-15%
Loss on disposal of asset	-	(374,968)	374,968	-100%
Interest expense	(1,324,277)	(103,464)	(1,220,813)	1180%
Net loss from operations	(9,784,570)	(8,258,163)	(1,526,406)	18%
Income from discontinued operations, net of tax	-	27,670,294	(27,670,294)	-100%
Net (loss) income	$(9,784,570)	$19,412,131	$(29,196,701)	-150%

There are $10,258 in revenues for the six months ended June 30, 2025. Revenues decreased by $8,441 compared to the same period ended June 30, 2024 primarily because of the disposition of the assets and operations of Softell completed in February 2024 , as well as the IPS disposition in April 2025 as the IPS’ operations that we retained after the disposition to MMS of certain assets in the first quarter of 2024. The assets and operations of IPS that we retained generated limited revenues in the first quarter of 2025.

For the six-month period ended June 30, 2025, cost of goods sold and gross profit (loss) were $9,585 and $673, and $19,402 and ($703), all respectively for the same period in 2024. Gross profit (loss) as a percentage of sales was 6.56% for the six months ended June 30, 2025, compared to (3.76)% for the six months ended June 30, 2024.

Wages and salary expense increased by $935,163 for the six months ended June 30, 2025 to $1,469,807 compared to $534,644 for the comparable period in 2024. The increase is primarily due to an increase in salaries for executives, as well as the Scienture Merger in July 2024, as compared to the same period in 2024, which increased the headcount of the Company’s operations.

Professional fees decreased by $66,076 to $622,613 compared to $688,689 for the comparable period in 2024. The decrease was primarily due to decrease in external consulting fees expense in 2025.

Accounting and legal expenses increased by $341,753 for the six months ended June 30, 2025 to $852,508 compared to $510,755 for the comparable period in 2024. The increase is primarily due to more SEC filings and corporate actions requiring additional accounting and legal services.

General and administrative expenses (including stock-based compensation expense) decreased by $831,870 for the six months ended June 30, 2025, to $4,283,712 compared to $5,115,582 for the comparable period in 2024. The decrease from 2024 was mainly due to less shares issued in the first and second quarter of 2025 as compared to the fair value of shares issued in the first and second quarter of 2024.

Technology expense decreased by $55,261 for the six months ended June 30, 2025 to $83,028 compared to $138,289 for the comparable period in 2024. The decrease was mainly due to decreased software expense and software support expense.

Research and development expense pertain to Scienture LLC’s operations post-acquisition. Research and development expenses was mainly due to contract research organization costs of Scienture LLC. Total expenses by program were as follows:

		Six Months Ended
Project Codes	Product Name	June 30, 2025
SCN-102	Losartan	$127,573
SCN-104	DHE	504,302
SCN-106	Alteplase	286,353
SCN-107	Bupivacaine	500,000
Total research and development expense		$1,418,228

We had interest expense of $1,324,277 for the six months ended June 30, 2025, compared to interest expense of $103,464 for the six months ended June 30, 2024. The increase is due to the interest expense on Scienture LLC’s convertible debt, the convertible notes issued in November 2024, and related debt discount amortization on these notes.

We recognized a gain on the change in the fair value of the warrant liability of $722,108 for the six months ended June 30, 2025, compared to a loss of $895,021 during the six months ended June 30, 2024, based on the underlying valuation inputs.

We recognized a loss on the change in the fair value of the derivative liability of $59,594 for the six months ended June 30, 2025, based on the underlying valuation inputs and the conversion features of the Arena convertible debenture.

During the six months ended June 30, 2025, the Company incurred a net loss from continuing operations of $9,784,570 compared to a net loss from continuing operations of $8,258,163 for the six months ended June 30, 2024. The change was due to change in operating income, other income (expense).

Net income from discontinued operations was $27,670,294 for the six months ended June 30, 2024. The income was primarily due to the disposal of Softell assets, partially offset by loss on disposal of Superlatus Inc. during the six months ended June 30, 2024.

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

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION,” to the Notes to Consolidated Financial Statements included herein under “PART I. - ITEM 1. FINANCIAL STATEMENTS”.

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

Under the supervision and with the participation of our management, including our co-Chief Executive Officers and our Chief Financial Officer (our principal executive officers and principal accounting/financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our co-Chief Executive Officers and our Chief Financial Officer concluded that as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Limitations on the Effectiveness of Controls

Management of the Company, including its co-Chief Executive Officers and its Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by the collusion of two or more persons. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “ITEM 1. LEGAL PROCEEDINGS” of this Report from, “PART I – ITEM 1. FINANCIAL STATEMENTS” in the Notes to Consolidated Financial Statements in “NOTE 12 – COMMITMENTS AND CONTINGENCIES”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Form 10-K. Investors should review the risks disclosed in the Form 10-K and in this Report, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K,this Report, and other reports we have filed with the SEC, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

The Board recently approved a capital raise by the Company in an aggregate amount of up to $3,000,000 pursuant to a form of Common Stock Purchase Agreement (the “Purchase Agreement”). The Purchase Agreement provides that the Company would issue and sell, and investors would purchase, shares of the Company’s common stock, par value $0.00001 per share, for a price per share of $1.59.

Between July 18, 2025 and August 6, 2025, we entered into Purchase Agreements with multiple investors, pursuant to which such investors purchased, and the Company sold, an aggregate of 754,716 shares of the Company’s common stock. As of August 6, 2025, we have received approximately $1.3 million in aggregate proceeds, though the Company may continue to raise additional proceeds of up to the $3 million approved by the Board. The Company relied on the exemption from registration set forth in Section 4(a)(2) and/or Rule 506 of Regulation D, of the Securities Act for these issuances.

During the three months ended June 30, 2025, the Company issued 3,002,086 shares of common stock, including 550,000 shares of common stock to its directors and officer, for services. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for this issuance.

During the three months ended June 30, 2025, the Company issued 1,952,086 shares of common stock to its former Chief Executive Officer and former President and Chief Operating Officer, for consulting services pursuant to consulting agreements. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for this issuance.

In each case, the issuance did not involve a public offering and was made without general solicitation or general advertising, and the recipient of the shares was an accredited investor and represented they acquired the shares for investment purposes and not with a view to distribution.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase shares of common stock during the first and second quarters of 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended June 30, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended June 30, 2025, there were no material changes to the procedures by which stockholders may recommend nominees to our Board.

(c) During the quarter ended June 30, 2025, no officer or director adopted or terminated (1) a plan, contract, or set of instructions intended to by covered by the 10b5-1 affirmative defense or (2) a written trading arrangement as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company, as amended through September 20, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed on March 26, 2025).
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020 (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K filed on March 26, 2025).
3.3	Certificate of Amendment of Certificate of Incorporation (changing name TRxADE HEALTH, INC.) (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed on March 26, 2025).
3.4	Form of Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 of the Company’s Form 10-K filed on March 26, 2025).
3.5	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.6 of the Company’s Form 10-K filed on March 26, 2025).
3.6	Amended and Restated Bylaws of the Company, as amended through March 24, 2022 (incorporated by reference to Exhibit 3.10 of the Company’s Form 10-K filed on March 26, 2025).
4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 26, 2023).
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on October 11, 2023).
4.3	Certificate of Designation of Preference, Rights and Limitations of Series X Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 31, 2024).
10.1#	Form of Common Stock Purchase Agreement by and between Scienture Holdings, Inc. and the investors named therein.
10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on July 3, 2025).
10.3	Membership Interest Purchase Agreement by and among Scienture Holdings, Inc., Integra Pharmacy Solutions LLC, and Tollo Health, Inc., dated April 8, 2025 (incorporated by reference to Exhibit 1.01 of the Company’s Form 8-K filed on April 11, 2025).
10.4	Stock Purchase Agreement by and among Scienture Holdings, Inc. and Tollo Health, Inc., dated April 8, 2025 (incorporated by reference to Exhibit 1.02 of the Company’s Form 8-K filed on April 11, 2025).
10.5	Form of Promissory Note (incorporated by reference to Exhibit 1.03 of the Company’s Form 8-K filed on April 11, 2025).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SCIENTURE HOLDINGS, INC.

By:	/s/ Dr. Narasimhan Mani
Dr. Narasimhan Mani
Co-Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Dr. Shankar Hariharan
Dr. Shankar Hariharan
Co-Chief Executive Officer and Executive Chairman (Principal Executive Officer)

By:	/s/ Eric Sherb
Eric Sherb
Chief Financial Officer (Principal Accounting/Financial Officer)

Date:	August 12, 2025

