Form 10-Q
period 2025-09-30
Scienture Holdings, Inc.
filed 2025-11-12
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

None

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

There were 40,630,815 shares of the registrant’s common stock outstanding on November 12, 2025.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended September 30, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including without limitation, the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Scienture Holdings, Inc. (f/k/a TRxADE Health, Inc.) (the “Company”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. These factors include, but are not limited to:

●	Our limited amount of cash;
●	The negative effect on our business and our ability to raise capital that is created by the fact that there is a substantial doubt about our ability to continue as a going concern;
●	Our limited revenue generating operations, and risks of our operations not being profitable;
●	Claims relating to alleged violations of intellectual property rights of others;
●	Cybersecurity risks;
●	Risks relating to implementing our acquisition strategies, and, risks related to our ability to integrate the business operations of businesses that we acquire from time to time;
●	Negative effects on our operations associated with the opioid pain medication health crisis;
●	Regulatory and licensing requirement risks;
●	Risks related to changes in the U.S. healthcare environment;
●	The status of our information systems, facilities and distribution networks;
●	Risks associated with the operations of our more established competitors;
●	Healthcare fraud;
●	Inflation, interest rate volatility, governmental responses thereto and macro economic concerns, including our ability to respond to such concerns;
●	Changes in laws relating to our operations;
●	Privacy laws;
●	System errors;
●	Dependence on current management;
●	Our growth strategy and ability to effectively manage our growth;
●	Our ability to maintain compliance with the continued listing standards of Nasdaq and for our common stock to remain listed on Nasdaq; and
●	Other factors discussed in this Report and our Annual Form 10-K for the year ended December 31, 2024.

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Balance Sheets

As of September 30, 2025 and December 31, 2024

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Current assets:
Cash	$355,692	$308,096
Accounts receivable, net	590,050	11,106
Inventory	234,521	-
Prepaid expenses	240,811	4,560
Notes receivable - related party	-	1,300,000
Other receivables	-	4,138,770
Deferred offering costs	-	534,800
Current assets of discontinued operations	-	8,145
Total current assets	1,421,074	6,305,477
Property, plant and equipment, net	16,000	17,500
Deposits	-	22,039
Notes receivable	5,000,000	-
Interest receivable	62,500	-
Intangible assets, net	76,400,000	76,400,000
Goodwill	21,372,960	21,372,960
Operating lease right-of-use assets	23,360	201,433
Deferred tax asset	534,396	534,396
Total assets	$104,830,290	$104,853,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,672,860	$2,898,683
Accrued liabilities	984,825	1,313,731
Other current liabilities	-	5,441
Loan payable, related party	531,000	415,000
Convertible note, net of debt discount - current portion	2,000,000	2,285,423
Operating lease liability - current	24,137	63,334
Warrant liability	138,624	919,935
Current liabilities of discontinued operations	-	5,346
Total current liabilities	7,351,446	7,906,893
Convertible notes, net of debt discount	-	612,275
Derivative liability	-	2,296,834
Operating lease liability - net of current portion	-	156,469
Development agreement liability	1,285,000	1,285,000
Deferred tax liability	13,524,213	13,524,213
Total liabilities	22,160,659	25,781,684

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit):
Series A preferred stock, $0.00001 par value; 0 and 9,211,246 shares authorized; 0 shares issued and outstanding as of both September 30, 2025 and December 31, 2024	-	-
Series B preferred stock, $0.00001 par value; 787,754 shares authorized; 15,759 shares issued and outstanding as of both September 30, 2025 and December 31, 2024	-	-
Series C preferred stock, $0.00001 par value; 1,000 shares authorized; 0 shares issued and outstanding as of both September 30, 2025 and December 31, 2024	-	-
Series X preferred stock, $0.00001 par value; 9,211,246 shares authorized; 0 shares issued and outstanding as of both September 30, 2025 and December 31, 2024	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 23,132,260 and 8,750,582 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	231	87
Additional paid-in capital	135,100,304	118,111,007
Accumulated deficit	(52,430,904)	(39,038,973)
Total stockholders’ equity	82,669,631	79,072,121
Total liabilities and stockholders’ equity	$104,830,290	$104,853,805

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements Of Operations

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues	$590,050	$64,861	$600,308	$83,560
Cost of goods sold	15,429	60,978	25,014	80,380
Gross profit	574,621	3,883	575,294	3,180

Operating expenses:
Wage and salary expense	251,747	708,977	1,721,554	1,243,621
Professional fees	1,320,845	593,364	1,943,458	1,282,053
Accounting and legal expense	1,018,737	619,227	1,871,245	1,129,982
Technology expense	9,756	157,474	92,784	295,763
General and administrative	2,165,398	168,649	6,449,110	5,284,231
Research and development	169,344	1,253,983	1,587,572	1,253,983
Total operating expenses	4,935,827	3,501,674	13,665,723	10,489,633
Operating loss	(4,361,206)	(3,497,791)	(13,090,429)	(10,486,453)

Non-operating income (expense):
Change in fair value of warrant liability	59,203	502,178	781,311	(392,843)
Change in fair value of derivative liability	2,356,428	-	2,296,834	-
Loss on conversion of note payable	43,200	-	(53,446)	-
Loss on disposition of subsidiaries	97,324	-	(288,204)	-
Interest income	1,120	29,445	89,710	133,397
Loss on disposal of asset	-	-	-	(374,968)
Interest expense	(1,803,430)	(217,433)	(3,127,707)	(320,897)
Total non-operating expense	753,845	314,190	(301,502)	(955,311)

Net loss from continuing operations	(3,607,361)	(3,183,601)	(13,391,931)	(11,441,764)
Benefit / (provision) for income taxes	-	-	-	-
Net loss from continuing operations, net of tax	(3,607,361)	(3,183,601)	(13,391,931)	(11,441,764)
Net income from discontinued operations, net of tax	-	-	-	27,670,294
Net (loss) income	$(3,607,361)	$(3,183,601)	$(13,391,931)	$16,228,530

Net loss per common share from continuing operations
Basic	$(0.19)	$(1.34)	$(0.94)	$(7.10)
Diluted	$(0.19)	$(1.34)	$(0.94)	$(7.10)
Net (loss) income per common share from discontinued operations
Basic	$-	$-	$-	$17.17
Diluted	$-	$-	$-	$14.64
Net (loss) income per common share
Basic	$(0.19)	$(1.34)	$(0.94)	$10.07
Diluted	$(0.19)	$(1.34)	$(0.94)	$8.59
Weighted average common shares outstanding
Basic	18,957,653	2,373,848	14,269,905	1,611,221
Diluted	18,957,653	2,373,848	14,269,905	1,889,504

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series B		Series C		Series X		Common		Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	15,759	$-	290	$-	-	$-	905,008	$9	$33,788,284	$(33,245,940)	$542,353
Common stock issued for services	-	-	-	-	-	-	470,482	5	4,450,914	-	4,450,919
Options exercised for common shares	-	-	-	-	-	-	2,371	-	9,840	-	9,840
Warrants exercised for cash	-	-	-	-	-	-	28,487	-	16,567	-	16,567
Options expense	-	-	-	-	-	-	-	-	24,266	-	24,266
Cash dividends paid ($8 per share)	-	-	-	-	-	-	-	-	-	(12,671,072)	(12,671,072)
Net income	-	-	-	-	-	-	-	-	-	21,246,033	21,246,033
Balances at March 31, 2024	15,759	-	290	-	-	$-	1,406,348	14	38,289,871	(24,670,979)	13,618,906
Options expense	-	-	-	-	-	-	-	-	444	-	444
Net loss	-	-	-	-	-	-	-	-	-	(1,833,902)	(1,833,902)
Balances at June 30, 2024	15,759	-	290	-	-	-	1,406,348	14	38,290,315	(26,504,881)	11,785,448
Cash dividends paid ($1.50 per share)	-	-	-	-	-	-	-	-	-	(2,187,759)	(2,187,759)
Conversion of Series C preferred stock into common stock	-	-	(290)	-	-	-	52,158	1	(1)	-	-
Issuance of shares pursuant to Merger	-	-	-	-	6,826,753	68	291,536	3	78,646,113	-	78,646,184
Conversion of Series X preferred stock into common stock	-	-	-	-	(6,826,753)	(68)	6,826,753	68	-	-	-
Warrants issued with convertible note	-	-	-	-	-	-	-	-	71,332	-	71,332
Warrants exercised for shares	-	-	-	-	-	-	28,571	-	-	-	-
Options expense	-	-	-	-	-	-	-	-	437	-	437
Net loss	-	-	-	-	-	-	-	-	-	(3,183,601)	(3,183,601)
Balances at September 30, 2024	15,759	$-	-	$-	-	$-	8,605,366	$86	$117,008,196	$(31,876,241)	$85,132,041

Balances at December 31, 2024	15,759	$-	-	$-	-	$-	8,750,582	$87	$118,111,007	$(39,038,973)	$79,072,121
Common stock issued for services	-	-	-	-	-	-	240,000	2	1,079,998	-	1,080,000
Common stock issued for cash pursuant to ELOC agreement, net of offering costs	-	-	-	-	-	-	2,800,000	28	2,691,439	-	2,691,467
Equity line of commitment shares issued	-	-	-	-	-	-	450,437	5	971,727	-	971,732
Conversion of note payable into common stock	-	-	-	-	-	-	274,000	3	410,997	-	411,000
Options expense	-	-	-	-	-	-	-	-	437	-	437
Net loss	-	-	-	-	-	-	-	-	-	(3,063,997)	(3,063,997)
Balances at March 31, 2025	15,759	-	-	-	-	-	12,515,019	125	123,265,605	(42,102,970)	81,162,760
Common stock issued for services	-	-	-	-	-	-	3,002,086	30	2,701,223	-	2,701,253
Equity line of commitment shares issued	-	-	-	-	-	-	614,075	6	554,580	-	554,586
Options expense	-	-	-	-	-	-	-	-	162,438	-	162,438
Net loss	-	-	-	-	-	-	-	-	-	(6,720,573)	(6,720,573)
Balances at June 30, 2025	15,759	-	-	-	-	-	16,131,180	161	126,683,845	(48,823,543)	77,860,464
Common stock issued for services	-	-	-	-	-	-	418,064	4	442,233	-	442,237
Common stock issued for cash, net of offering costs	-	-	-	-	-	-	4,303,614	43	6,316,689	-	6,316,732
Cancellation of stock options and issuance of common stock	-	-	-	-	-	-	2,000,000	20	1,512,974		1,512,994
Warrants exercised for shares	-	-	-	-	-	-	279,402	3	(3)	-	-
Options expense	-	-	-	-	-	-	-	-	144,565	-	144,565
Net loss	-	-	-	-	-	-	-	-	-	(3,607,361)	(3,607,361)
Balances at September 30, 2025	15,759	$-	-	$-	-	$-	23,132,260	$231	$135,100,304	$(52,430,904)	$82,669,631

The accompanying notes are an integral part of the unaudited consolidated financial statements

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

For The Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(13,391,931)	$(11,441,764)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,500	2,000
Change in fair value of warrant liability	(781,311)	392,843
Change in fair value of derivative liability	(2,296,834)	-
Loss on conversion of note payable	53,446	-
Loss on disposition of subsidiaries	214,486	-
Stock-based compensation	1,820,433	25,147
Common stock issued for services	4,223,490	4,450,919
Amortization of debt discount	2,749,989	13,180
Amortization of right-of-use assets	35,935	37,302
Interest income	(62,500)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(578,944)	(10,430)
Prepaid expenses and deposits	(214,212)	(735,897)
Inventory	(234,521)	(6,916)
Other receivables	(80,469)	(3,281,095)
Lease liability	(36,979)	(37,141)
Accounts payable	662,381	453,969
Accrued liabilities	(285,706)	(384,900)
Current liabilities	(5,441)	(62,390)
Net cash used in operating activities from continuing operations	(8,207,188)	(10,585,173)
Net cash provided by (used in) operating activities from discontinued operations	2,799	(770,653)
Net cash used in operating activities	(8,204,389)	(11,355,826)
Cash flows from investing activities:
Cash received in acquisition	-	132,976
Acquisition of property and equipment	-	(12,000)
Investment in securities	-	(2,500,000)
Net cash used in investing activities from continuing operations	-	(2,379,024)
Net cash provided by investing activities from discontinued operations	-	29,931,815
Net cash provided by investing activities	-	27,552,791
Cash flows from financing activities:
Repayment of contingent liability	-	(1,246,346)
Proceeds from loan payable, related party	116,000	-
Proceeds from convertible note	-	314,000
Repayment of convertible notes	(3,333,333)	-
Gross proceeds from issuance of common stock	11,469,318	-
Cash dividends paid	-	(14,858,831)
Proceeds from exercise of warrants	-	16,567
Proceeds from exercise of options	-	9,840
Net cash provided by (used in) financing activities from continuing operations	8,251,985	(15,764,770)
Net cash used in financing activities from discontinued operations	-	(5,000)
Net cash provided by (used in) financing activities	8,251,985	(15,769,770)
Net change in cash	47,596	427,195
Cash at beginning of period	308,096	151,908
Cash at end of period	$355,692	$579,103

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Issuance of shares pursuant to Merger	$-	$78,646,184
Assets acquired in connection with Merger	$-	$194,554
Liabilities assumed in connection with Merger	$-	$5,797,117
Insurance premium financed	$-	$198,245
Deferred offering costs	$-	$69,444
Warrants issued with convertible note	$-	$71,332
Conversion of note payable into common stock	$411,000	$-
Equity line of commitment shares issued as offering costs	$1,526,318	$-
Issuance of note receivable in exchange for other receivables	$5,000,000	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Overview

On September 20, 2024, changed its legal name from “TRxADE HEALTH, Inc.” to “Scienture Holdings, Inc.” As of September 30, 2025, the Company owned all equity interests of Bonum Health, LLC and Scienture, LLC (f/k/a Scienture, Inc.) (“Scienture”). Scienture was acquired in July 2024.

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

As consideration for acquiring IPS, Softell, and Bonum Health, Inc., Tollo paid the Company $5 million, and delivered the consideration in the form of a promissory note bearing interest at the prime rate. The promissory note matures on June 30, 2030, and a balloon payment is due on or before that date. However, Tollo is required to pay 20% of the proceeds of a future equity financing toward repayment of the principal and accrued but unpaid interest owed under the promissory note. On June 24, 2025, the promissory note was assigned by Tollo to Integral Health, Inc., which (at the time of the assignment) was owned by Suren Ajjarapu, the Company’s former Chief Executive Officer, and Prashant Patel, the Company’s former President and Chief Operating Officer as of September 30, 2025.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. Significant estimates for the nine months ended September 30, 2025 and 2024 include the valuation of intangible assets, including goodwill, and gain (losses) on dispositions.

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors

During the three months ended September 30, 2025, the Company identified and corrected an immaterial error impacting additional paid-in capital, debt, and related other expense originally recorded in the first and second quarters of 2025. Specifically, $1.6 million of debt repayment proceeds were incorrectly netted against equity in the first quarter of 2025, resulting in an understatement of stockholders’ equity and an overstatement of liabilities. The related income statement impact included a $0.2 million understatement of net loss in the first quarter and a $0.4 million overstatement of net loss in YTD Q2. The cumulative correction to both the condensed consolidated balance sheets and statements of operations was recorded in the current period. As of September 30, 2025, the related debt was fully repaid.

Management assessed the materiality of the error on both a quantitative and qualitative basis, in accordance with SEC Staff Accounting Bulletin No. 99, Materiality, codified in ASC Topic 250, Accounting Changes and Error Corrections. Management concluded that the error and related impacts did not result in a material misstatement of the Company’s previously issued interim financial statements for the three months ended March 31, 2025, or the three and six months ended June 30, 2025.

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

Concentration of Credit Risks and Major Customers

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corporation limits. During the three and nine months ended September 30, 2025 and 2024, two customers accounted for 96.39% of revenue.

Accounts Receivable, net

Accounts receivable represent amounts due from wholesale distributors for the sale of pharmaceutical products. These receivables are recorded at the invoiced amount, net of estimated variable consideration including rebates, chargebacks, discounts, and other gross-to-net sales adjustments, consistent with the Company’s revenue recognition policy.

Payment terms are generally net 90 days from the date of invoice. The Company monitors the creditworthiness of its customers and evaluates the collectability of outstanding receivables on an ongoing basis. The Company estimates expected credit losses on trade receivables in accordance with ASC 326 using an allowance for credit losses (“ACL”). The ACL reflects management’s estimate of lifetime expected credit losses based on historical loss experience, current conditions, and reasonable and supportable forecasts. Trade receivables are pooled by similar risk characteristics. Balances are written off when deemed uncollectible, and recoveries are recorded when received. The Company monitors credit risk primarily through aging and customer-specific evaluations.

Inventory

Inventory is stated at the lower of cost or net realizable value. Cost is determined using the first-in, first-out method and includes the purchase price, inbound freight, and other costs directly attributable to the acquisition of finished goods.

Inventories primarily consist of finished pharmaceutical products held for sale. The Company regularly evaluates inventory for obsolescence and slow-moving items and records a reserve, if necessary, to write down inventories to their estimated net realizable value. Factors considered in the valuation include current market conditions, historical sales trends, product expiration dates, and projected demand.

Inventory write-downs are recorded as a component of cost of goods sold and are not reversed if the market value of the inventory subsequently increases.

Deferred Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of September 30, 2025, the Company has capitalized $0 in deferred offering costs. During the nine months ended September 30, 2025, $1,089,386 of deferred offering costs, including $534,800 capitalized as of December 31, 2024, were charged to additional paid-in capital upon the Company’s equity offering.

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

As of September 30, 2025, management performed a qualitative impairment assessment of our reporting units, of which there were no indications that it was more likely than not that the fair value of our reporting units were less than their respective carrying values. As such, a quantitative goodwill test was not required, and no goodwill impairment was recognized during the three and nine months ended September 30, 2025 and 2024.

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

The Company did not record an impairment charge for the three and nine months ended September 30, 2025 and 2024.

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

Income (loss) Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of September 30, 2025, we had 177,536 outstanding warrants and 20,676 stock options, each exercisable for shares of common stock, as well as 15,759 shares of Series B Preferred Stock outstanding.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Numerator:
Net loss from continuing operations	$(3,607,361)	$(3,183,601)	$(13,391,931)	$(11,441,764)
Net income on discontinued operations	-	-	-	27,670,294
Net (loss) income	$(3,607,361)	$(3,183,601)	$(13,391,931)	$16,228,530
Denominator:
Denominator for EPS – weighted average shares
Basic	18,957,653	2,373,848	14,269,905	1,611,221
Diluted	18,957,653	2,373,848	14,269,905	1,889,504
Net loss per common share from continuing operations
Basic	$(0.19)	$(1.34)	$(0.94)	$(7.10)
Diluted	$(0.19)	$(1.34)	$(0.94)	$(7.10)
Net income per common share from discontinued operations
Basic	$-	$-	$-	$17.17
Diluted	$-	$-	$-	$14.64
Net (loss) income
Basic	$(0.19)	$(1.34)	$(0.94)	$10.07
Diluted	$(0.19)	$(1.34)	$(0.94)	$8.59

Income Taxes

The Company’s provision for income taxes was $0 for the three and nine months ended September 30, 2025 and 2024. The income tax provisions for these periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which the Company operates. For all periods presented, the Company utilized net operating loss carryforwards to offset the impact of any taxable income. The Company’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, utilization of deferred and the effect of permanent differences and adjustments.

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

As of September 30, 2025, the Company had an accumulated deficit of $52,430,904. As of September 30, 2025, the Company had $355,692 in cash.

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

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2024	2024
Revenue	$64,861	$583,560
Net loss from continuing operations	$(3,183,601)	$(12,657,239)
Net loss from continuing operations per share	$(1.34)	$(7.86)

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

Discontinued Operations

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024. The results of the discontinued operations for the three and nine months ended September 30, 2025 and 2024 consist of the following:

	TRX		Bonum		Superlatus		Total
	Three Months Ended		Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$-	$-	$-	$-	$-	$-	$-	$-
Cost of goods sold	-	-	-	-	-	-	-	-
Gross profit (loss)	-	-	-	-	-	-	-	-

Operating expenses:
Wage and salary expense	-	-	-	-	-	-	-	-
Professional fees	-	-	-	-	-	-	-	-
General and administrative	-	-	-	-	-	-	-	-
Total operating expenses	-	-	-	-	-	-	-	-
Operating income (loss)	-	-	-	-	-	-	-	-

Net income on discontinued operations	$-	$-	$-	$-	$-	$-	$-	$-

	TRX		Bonum		Superlatus		Total
	Nine Months Ended		Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$-	$970,808	$-	$-	$-	$-	$-	$970,808
Cost of goods sold	-	-	-	-	-	-	-	-
Gross profit	-	970,808	-	-	-	-	-	970,808

Operating expenses:
Wage and salary expense	-	713,021	-	578	-	-	-	713,599
Professional fees	-	62,160	-	-	-	-	-	62,160
Technology expense	-	86,660	-	2,245	-	-	-	88,905
General and administrative	-	37,377	-	678	-	-	-	38,055
Total operating expenses	-	899,218	-	3,500	-	-	-	902,719
Operating income	-	71,590	-	(3,500)	-	-	-	68,090

Non-operating income (expense):
Gain on dispositions	-	29,685,946	-	-	-	(2,083,742)	-	27,602,204
Total non-operating income (expense)	-	29,685,946	-	-	-	(2,083,742)	-	27,602,204
Net income on discontinued operations	$-	$29,757,536	$-	$(3,500)	$-	$(2,083,742)	$-	$27,670,294

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

On April 30, 2025, the Company completed the sale of its subsidiaries, IPS, Softell, and Bonum Health, Inc. to Tollo in exchange for a $5,000,000 promissory note bearing interest at the prime rate and maturing on June 30, 2030. The note requires Tollo to repay 20% of any future equity financing proceeds toward the outstanding balance. In connection with the transaction, the Company recorded a $5,000,000 promissory note receivable, and derecognized subsidiaries’ accounts payable of $117,162, other receivables of $4,219,239, operating lease right-of-use assets of $142,138, operating lease liability of $158,687 and a related party note receivable of $1,300,000. As such, the Company recognized a loss on disposition of $385,528. On June 24, 2025, the promissory note was assigned by Tollo to Integral Health, Inc. In August 2025, Integral Health, including its subsidiary IPS, were acquired by third parties. Therefore, at September 30, 2025, Integral Health and Tollo was no longer considered a related party. As of September 30, 2025, the note receivable was outstanding and the Company recognized $62,500 in interest income, which was reclassified from note receivable, related party to note receivable on the consolidated balance sheet.

See Note 6 for detail on the note receivable from Wood Sage, LLC.

Suren Ajjarapu, the Company’s former Chief Executive Officer, and Prashant Patel, the Company’s former President and Chief Operating Officer, each had a beneficial interest in Tollo as of June 30, 2025. In August 2025, Integral Health, including its subsidiary IPS, were acquired by third parties. Therefore, at September 30, 2025, Integral Health and Tollo was no longer considered a related party.

Scienture

In July 2024, the executives of Scienture issued short-term loans to Scienture for an aggregate amount of $265,000. The loans are unsecured, interest bearing at the minimum applicable federal rate per annum, and due on demand. The loans were still outstanding as of September 30, 2025, and fully repaid in October 2025.

In November 2024, an executive of Scienture issued a short-term loan to Scienture for $150,000. The loan is unsecured, interest bearing at the minimum applicable federal rate per annum, and due on demand. The loan was outstanding as of September 30, 2025, and fully repaid in October 2025.

In February 2025, an executive of Scienture issued a short-term loan to Scienture for $100,000. The loan is unsecured, interest bearing at the minimum applicable federal rate per annum, and due on demand. The loans were outstanding as of September 30, 2025, and fully repaid in October 2025.

In February 2025, an executive of Scienture issued a short-term loan to Scienture for $16,000. The loan is unsecured, interest bearing at the minimum applicable federal rate per annum, and due on demand. The loan was outstanding as of September 30, 2025, and fully repaid in October 2025.

NOTE 5 – REVENUE RECOGNITION

The Company derives revenue from one primary source—product revenue. Product revenue consists of pharmaceutical products sold via wholesale distribution channels. The Company recognizes revenue when control of the pharmaceutical products is transferred to wholesale distributors, which generally occurs upon delivery to the customer. Revenue is measured based on the transaction price specified in the contract, net of estimated gross-to-net adjustments, including rebates, chargebacks, discounts, and other sales allowances.

These estimates are based on historical experience, current contractual terms, and other relevant factors, and are updated at each reporting period to reflect changes in circumstances. Any adjustments to these estimates are recognized in the period in which such changes become known.

Revenues for the three months ended June 30, 2025 and 2024 were $590,050 and $64,861, respectively. Revenues for the nine months ended September 30, 2025 and 2024 were $600,308 and $83,560, respectively.

NOTE 6 – NOTES RECEIVABLE – RELATED PARTY

On August 22, 2023, the Company received a Promissory Note (the “Wood Sage Note”) in the amount of $1,300,000 from Wood Sage, LLC. The Wood Sage Note bears no interest and is currently due and payable. As of September 30, 2025 and December 31, 2024, the outstanding balance of the Wood Sage Note was $0 and $1,300,000, respectively. The note was held by Softell, a former subsidiary of the Company.

On April 30, 2025, the Company completed the sale of its subsidiaries, IPS, Softell and Bonum Health, Inc., to Tollo in exchange for a $5,000,000 promissory note bearing interest at the prime rate and maturing on June 30, 2030 (see Notes 1 and 4). In August 2025, Integral Health, including its subsidiary IPS, were acquired by third parties. Therefore, at September 30, 2025, Integral Health and Tollo was no longer considered a related party, which was reclassified from note receivable, related party to note receivable on the consolidated balance sheet.

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

In connection with the Scienture Merger on July 25, 2024, the Company recorded goodwill of $21,372,960 and intangible assets of $76,400,000.

The purchase price allocation of intangible assets was evaluated under ASC 805. The identified intangible assets were determined to be product technologies, and were valued accordingly by each product candidate:

Product Candidate	Fair Value
SCN-102(a)	$23,600,000
SCN-104(b)	25,000,000
SCN-106(c)	15,000,000
SCN-107(d)	12,800,000
$76,400,000

(a)	SCN-102 received regulatory approval in March 2025.Product commercialization began in the third quarter of 2025.
(b)	Management expects SCN-104 to achieve regulatory approval in late 2027 or early 2028, with product commercialization projected to begin in 2028.
(c)	Management expects SCN-106 to achieve regulatory approval in 2027 or 2028, with product commercialization projected to begin in 2028.
(d)	Management expects SCN-107 to achieve regulatory approval in 2028 or 2029, with product commercialization projected to begin in 2029.

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

As of September 30, 2025, the Company has not begun amortizing any of the product technology intangible assets.

NOTE 8 – CONVERTIBLE DEBT AND NOTES PAYABLE

Convertible Debenture – Arena

On November 22, 2024, the Company entered into a Securities Purchase Agreement (the “Arena SPA”) with the Arena Finance Markets, LP (“Arena Finance”), Arena Special Opportunities Partners III, LP (together with Arena Finance, the “Arena Investors”). Under the Securities Purchase Agreement, the Company will issue 10% original issue discount one or more secured convertible debentures (“Debentures”) in a total principal amount of up to $12,222,222, divided into up to three separate tranches that are each subject to certain closing conditions. The conversion price per share of each Debenture is equal to 92.5% of the lowest daily VWAP (as defined in the Debentures) of the Company’s shares of common stock during the five trading day period ending on the trading day immediately prior to delivery or deemed delivery of the applicable conversion notice, subject to adjustments related to the trading price of the Company’s common stock.

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

During the three and nine months ended September 30, 2025, the Company accrued $17,478 and $141,977, respectively, in interest expense pertaining to the First Closing Debentures.

As a result of the issuance of the First Closing Debentures, the Company recognized an aggregate debt discount of $3,333,333. Through December 31, 2024, $869,692 of the debt discount was amortized to interest expense. In February 2025, the Company repaid $1,642,143 of principal and accrued interest. In August and September 2025, the Company repaid aggregate of $1,866,501 of the remaining outstanding principal and accrued interest, including a 20% early redemption premium, resulting in the immediate amortization of all remaining unamortized debt discount of $925,179 and $2,721,058 to interest expense during the three and nine months ended September 30, 2025, respectively. The outstanding amount owed on the First Closing Debentures was converted during October 2025. As a result, the First Closing Debentures are no longer outstanding (see Note 15).

The following is a summary of the First Closing Debentures:

Arena Note
Convertible debenture - Arena Principal	$3,333,333
Original issuance discount	(333,333)
Other issuance costs	(360,000)
Fair value of shares issued	(420,200)
Derivative liability recognized as debt discount	(2,477,217)
Excess debt discount amortization at issuance date	257,417
Amortization of debt discount	-
Arena note, net of unamortized debt discount, at September 30, 2025	$-

Derivative Liability

The Company evaluated the terms of the conversion features of the First Closing Debentures as noted above in accordance with ASC Topic No. 815 - 40, “Derivatives and Hedging - Contracts in Entity’s Own Stock,” and determined they are not indexed to the Company’s common stock and that the conversion feature, which is akin to a redemption feature, meet the definition of a liability. The First Closing Debentures contain an indeterminate number of shares to settle with conversion options outside of the Company’s control. Therefore, the Company bifurcated the conversion feature and accounted for it as a separate derivative liability. Upon issuance of the First Closing Debentures, the Company recognized a derivative liability at a fair value of $2,477,217, which is recorded as a debt discount and will be amortized over the life of the First Closing Debentures. Upon repayment of the debentures in 2025, the remaining unamortized debt discount was fully amortized to interest expense.

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

The Company valued the derivative liability using a Black-Scholes method using following assumptions:

	September 30, 2025	December 31, 2024
Risk-free interest rate	-	4.290%
Expected term (in years)	-	1.40
Expected volatility+A13	-	171.46%
Expected dividend yield	-	0.00%

The following is a summary of the derivative liability:

Derivative
Liability
Outstanding as of December 31, 2024	$2,296,834
Change in fair value	(2,296,834)
Outstanding as of September 30, 2025	$-

Scienture Convertible Debt

In September 2023, Scienture entered into a Loan and Security Agreement (the “NVK Loan Agreement”) with NVK Finance, LLC, a Nebraska Limited Liability Company (“NVK”) for $2,000,000. The debt accrues interest at a per annum rate equal to the Prime Rate (as defined in the NVK Loan Agreement) plus 7% and the prime rate is adjusted quarterly. As of both September 30, 2025 and December 31, 2024, the interest rate was 15.50%. The debt is collateralized by all of Scienture’s receivables, cash and cash equivalents and its right, title and interest in, to and under its Intellectual Property (as defined in the NVK Loan Agreement) and all proceeds thereof. The principal is entirely repayable on the maturity date in September 2025 and interest is payable monthly following a Qualified Financing (as defined in the NVK Loan Agreement). The NVK debt is convertible into common stock of Scienture at a fully-diluted Scienture valuation of $60,000,000.

On October 10, 2025, the parties executed a Second Amendment extending the loan’s maturity to December 8, 2025, and waiving any existing defaults. As of September 30, 2025, the outstanding balance (principal + interest) was $2,656,250. Early repayment requires payment of this balance plus $791.67 per day (or $1,069.44 per day during any new default). As consideration, the Company agreed to pay NVK $25,000 plus legal fees, a $25,000 maturity extension fee, and issue 250,000 common shares, which the Company agreed to register. As of October 15, 2025, the Company fully repaid the NVK Loan and satisfied all obligations under the amendment (see Note 15).

The balance of the NVK debt upon the Scienture Merger, and at September 30, 2025, was $2,000,000. Interest expense on the NVK debt was $77,500 and $232,500, for the three and nine months ended September 30, 2025, respectively.

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

Total debt discount recognized in connection with the note was $117,332, with $42,755 amortized through December 31, 2024, and an additional $0 and $28,931 amortized during the three and nine months ended September 30, 2025. The net carrying value of the note payable, after deducting the remaining unamortized discount of $45,646, was $357,554, including $43,200 of accrued interest. On March 31, 2025, the Company converted the outstanding note into equity by issuing 274,000 shares of common stock at a fair value of $411,000. As a result, it recognized a $53,446 loss on conversion, reported as a non-operating expense in the unaudited condensed consolidated statements of operations.

Debt Summary

The following is a summary of the Company’s debt as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Principal outstanding	Unamortized debt discount	Debt, net of unamortized debt discount
Convertible debenture - Arena	$-	$-	$-
Scienture convertible debt	2,000,000	-	2,000,000
Total debt	2,000,000	-	2,000,000
Current maturity of debt	2,000,000	-	2,000,000
Total long-term debt	$-	$-	$-

	As of December 31, 2024
	Principal outstanding	Unamortized debt discount	Debt, net of unamortized debt discount
Convertible debenture - Arena	$3,333,333	$(2,721,058)	$612,275
August 2024 note	360,000	(74,577)	285,423
Scienture convertible debt	2,000,000	-	2,000,000
Total debt	5,693,333	(2,795,635)	2,897,698
Current maturity of debt	2,360,000	(74,577)	2,285,423
Total long-term debt	$3,333,333	$(2,721,058)	$612,275

NOTE 9 – STOCKHOLDERS’ EQUITY

Designation of Series B Preferred Stock

Effective June 26, 2023, the Company filed a Certificate of Designation, Preferences, Rights and Limitations of the Series B Preferred Stock (the “Series B Preferred Stock”) with the Secretary of the State of Delaware that designated 787,754 shares of the Company’s authorized and unissued preferred stock as convertible Series B Preferred Stock at a par value of $0.00001 per share.

Holders of the Series B Preferred Stock are not entitled to receive dividends and do not have redemption or voting rights. Furthermore, the Series B Preferred Stock does not have a liquidation preference. Shares of Series B Preferred Stock are automatically convertible into shares of the Company’s common stock at a ratio of 100 shares of common stock for each share of Series B Preferred Stock upon stockholder approval of such conversion.

As of September 30, 2025, there were 15,759 issued and outstanding shares of Series B Preferred Stock.

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

In September 20, 2024, all previously issued shares of Series X Preferred Stock were converted into a total of 6,826,753 shares of common stock. As such, there were no issued and outstanding shares of Series X Preferred Stock as of September 30, 2025.

Common Stock

During the nine months ended September 30, 2025, the Company issued an aggregate of 7,103,614 shares of common stock for net proceeds of $9,008,199.

During the three months ended September 30, 2025, the Company issued 418,064 shares of common stock for services. The fair value of shares issued for services was $442,238 and was included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

During the three months ended September 30, 2025, a warrant holder exercised 279,402 warrants for 279,402 shares of commons stock on a cashless basis (see Note 10).

Effective as of September 17, 2025, an aggregate of 2,000,000 shares of common stock were issued to employees and consultants pursuant to the cancellation of stock options issued to such holders. The Company revaluated the cancelled options using the Black-Scholes options model immediately prior to modification and compared to the fair value of the shares issued at $0.86 per share and the remaining expense to be recognized under the original option grant. Accordingly, the incremental difference of $1,512,995 was recognized as stock-based compensation expense in accordance with ASC 718-20-35 during the nine months ended September 30, 2025.

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

During the three months ended March 31, 2025, the Company issued 274,000 shares of common stock at a fair value of $411,000 pursuant to the conversion of the August 2024 convertible note of $357,554. Accordingly, the Company recognized a $53,446 loss on conversion.

Arena Note Commitment Shares

As additional consideration for the Arena Investors execution and delivery of the Arena SPA with the Arena Investors, the Company issued the Arena Investors the SPA Commitment Fee Shares as described in Note 8 above.

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

In 2025, the Company issued to the Investor 450,437 Additional Commitment Fee Shares. The fair value of shares issued was $971,732 and was recognized as offering costs in connection with the related ELOC Agreement share issuances. Accordingly, the fair value of the shares issued were offset against the gross proceeds and there was no net effect to stockholders’ equity.

In March 2025, the Company issued an aggregate of 2,800,000 shares of its common stock pursuant to the terms of the ELOC Agreement. The issuance generated total gross proceeds, which after deducting applicable offering costs, resulted in net proceeds of $4,333,609.

In April and May 2025, the Company issued to the Investor, 614,075 shares of common stock as the final Additional Commitment Fee Shares owed to the Investor. The fair value of shares issued was $554,586 and was recognized as deferred offering costs in connection with the related ELOC Agreement share issuances. As mentioned above, the Company terminated the ELOC Agreement effective as of May 22, 2025.

Private Placements

In July 2025, the Company’s board of directors approved a capital raise in an aggregate amount of up to $3,000,000 pursuant to a form of Common Stock Purchase Agreement (the “Purchase Agreement”). During July 2025, the Company sold an aggregate of 1,078,614 shares of common stock for aggregate proceeds of $1,679,993, pursuant to Purchase Agreements with eight accredited investors.

Registered Direct Offering

On August 15, 2025, the Company issued an aggregate of 3,225,000 shares of common stock for aggregate proceeds of $3,549,184, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional accredited investors as part of a registered direct offering made pursuant to a shelf registration statement on Form S-3 (File No. 333- 289198), which was originally filed by the Company with the Securities and Exchange Commission (the “Commission”) on August 1, 2025, and declared effective on August 8, 2025.

ATM Program

On September 19, 2025, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Maxim Group LLC (“Maxim”). Pursuant to the ATM Agreement, Maxim will act as the Company’s sole sales agent with respect to the offer and sale from time-to-time of shares of the Company’s common stock, par value $0.00001 per share, having an aggregate gross sales price of up to $18,792,009 through one or more “at-the-market” offerings (the “ATM Program”). Any Shares sold in connection with the ATM Program will be issued pursuant to a shelf registration statement on Form S-3 (File No. 333-289198) (the “Shelf Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) on August 1, 2025, and declared effective by the SEC on August 8, 2025, the prospectus contained in the Registration Statement, and a prospectus supplement dated September 19, 2025, and a prospectus supplement dated October 24, 2025.

The Company has agreed to pay Maxim a commission of 3.0% of the gross sales price of any Shares sold in the offering. The Company will also reimburse Maxim for certain specified expenses in connection with its services under the Agreement. As of September 30, 2025, the Company had issued and sold 100 shares of common stock in connection with the ATM Program.

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

NOTE 10 – WARRANTS

In connection with a note (see Note 8), in August 2024 the Company issued 76,923 warrants to purchase common stock. The warrants have an exercise price of $9.36 per share, are immediately exercisable and have a term of 5 years. In August 2024, the holder exercised 28,571 warrants for shares of common stock on a cashless basis. Pursuant to the adjustment provisions in Section 3(b) of the warrant agreement, the exercise price automatically adjusted following the Company’s issuance of shares at a dilutive price of $1.20 on or about August 14, 2025, resulting in an automatic increase in the aggregate warrant share amount. Accordingly, in August 2025, the holder exercised aggregate of 279,402 warrants for shares of common stock on a cashless basis, including 12,706 warrants issued on October 4, 2023.

As of September 30, 2025, the Company remeasured the fair value of warrants outstanding at $138,624. In connection with the remeasurement of warrants, a $59,203 and $781,311 gain was recognized during the three and nine months ended September 30, 2025, respectively, as the change in fair value of warrant liability.

The Company’s outstanding and exercisable warrants, as of September 30, 2025, are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life In Years	Intrinsic Value
Warrants outstanding as of December 31, 2024	238,594	$19.02	3.20	$-
Warrants exercisable as of December 31, 2024	238,594	19.02	3.20	-
Warrants granted	-	-	-	-
Warrants forfeited, expired, cancelled	-	-	-	-
Warrants exercised	(61,058)	8.91	-	-
Warrants outstanding as of September 30, 2025	177,536	$22.50	2.02	-
Warrants exercisable as of September 30, 2025	177,536	$22.50	2.02	-

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

Total compensation cost related to stock options granted was $144,565 and $437 for the three months ended September 30, 2025, and 2024, respectively.

Total compensation cost related to stock options granted was $307,439 and $25,147 for the nine months ended September 30, 2025, and 2024, respectively.

On September 17, 2025, the Company cancelled 2,000,000 stock options and granted the related option holders 2,000,000 shares of common stock. This modification resulted in the Company recognizing the remaining expense under the original option and an additional incremental consideration as a result of the modification. Total stock-based compensation cost as a result of this transaction was $1,512,995.

The following table represents stock option activity for the nine-month period ended September 30, 2025:

	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Life in Years	Intrinsic Value
Options outstanding as of December 31, 2024	23,930	$42.16	2.73	$-
Options exercisable as of December 31, 2024	23,930	42.16	1.83	-
Options granted	2,250,000	0.78	9.79	585,000
Options cancelled	(2,000,000)	0.78	-	-
Forfeited/expired	(253,254)	2.17	-	-
Options exercised	-	-	-	-
Options outstanding as of September 30, 2025	20,676	$31.64	2.39	$585,000
Options exercisable as of September 30, 2025	20,676	$31.64	2.39	-

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Eat Well

As previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2025, and the Quarterly Report on Form 10-Q filed with the SEC on August 12, 2025, the Company entered into, and closed on the transactions contemplated by, an Amended and Restated Agreement and Plan of Merger with Superlatus, whereby the Company acquired Superlatus (the “Superlatus Acquisition”) in July 2023. In connection with the Superlatus Acquisition, former shareholders of Superlatus received 306,855 shares of the Company’s Series B Preferred Stock, par value $0.00001 per share (the “Series B Preferred Stock”). The Series B Preferred Stock are convertible into shares of the Company’s common stock at a conversion ratio of 100-1.

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

Kesin Pharma Corporation

As previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2025, and the Quarterly Reports on Form 10-Q filed with the SEC on May 12, 2025, and August 12, 2025, Scienture entered into an exclusive license and commercial agreement (the “Kesin Agreement”) with Kesin Pharma Corporation (“Kesin”) whereby Scienture granted the exclusive license rights to commercialize SCN-102 in 2022 and SCN-104 in 2023 to Kesin for use in the United States of America.

In March 2024, the parties terminated the Kesin Agreement, and the parties agreed that Scienture would pay Kesin a total gross amount of $1,285,000 upon commercialization of product via a royalty arrangement. The royalty agreement requires that if the full $1,285,900 has not been repaid within two years of the earlier of (i) commercial launch or (ii) 120 days from FDA approval, then interest will accrue prospectively at a rate of 8% annually on the unpaid balance. Accordingly, Scienture recorded a $1,285,000 termination fee liability. As of September 30, 2025, the entire amount is outstanding.

In August 2024, Kesin demanded immediate payment of the full amount under the Kesin Termination Agreement, alleging the full amount is payable in connection with the consummation Scienture’s business combination with the Company. Scienture disputed that the amount is payable, and the parties entered into discussions to resolve the issue.

On March 11, 2025, Kesin filed a complaint against Scienture in the United States District Court for the Eastern District of New York seeking payment of the disputed $1.285 million. The case was voluntarily dismissed on October 1, 2025. The Company and Kesin entered into a Settlement Agreement and Release on October 27, 2025, whereby Kesin agreed to unconditionally release and discharge the Company from all actions related to the complaint in exchange for the Company paying $1.285 million plus 8% interest from March 13, 2025, and legal fees and costs related to the complaint according to a payment schedule through December 2026 (see Note 15).

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

The table below reconciles the fixed component of the undiscounted cash flows for and the total remaining years to the lease liabilities recorded in the consolidated balance sheet as of September 30, 2025.

Supplemental balance sheet information related to leases are as follows:

	September 30,	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	0.83	3.48
Weighted-average discount rate	15.50%	10.90%

Future lease obligations
2025 remaining	$7,638
2026	17,823
Total minimum lease payments	25,461
Less: effect of discounting	(1,324)
Present value of future minimum lease payments	24,137
Less: current obligation under lease	24,137
Long-term lease obligations	$-

For the three months ended September 30, 2025, and 2024, total operating lease expense was $8,906 and $28,034, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

For the nine months ended September 30, 2025, and 2024, total operating lease expense was $68,103 and $53,715, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

The Company’s chief operating decision-makers are its co-Chief Executive Officers, who make resource allocation decisions and assess performance based on financial information presented on an aggregate basis. There are no segment managers who are held accountable by the chief operating decision-maker, or anyone else, for any planning, strategy and key decision-making regarding operations. Accordingly, as of September 30, 2025, the Company has a single reportable segment and operating segment structure.

The key measures of segment profit or loss reviewed by our CODM are operating costs. These metrics are reviewed and monitored by the CODM to manage and forecast cash. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 15 – SUBSEQUENT EVENTS

Equity Compensation Awards

On October 1, 2025, the Company issued an aggregate of 1,200,898 shares of common stock to its officers and directors under the Plan as compensation.

Convertible Debenture – Arena

On October 3, 2025, the Company entered into a letter agreement (the “Arena Agreement”) with the Arena Investors whereby the Company and the Arena Investors agreed to amend Section 4(b) of the First Closing Debentures. Specifically, the Company and the Arena Investors agreed to revise the conversion price of the First Closing Debentures to $2.4861 per share. In addition, each of the Arena Investors agreed to convert the remaining amounts owed by the Company under the First Closing Debentures into shares of the Company’s common stock in accordance with the revised terms of the Debentures (the “Full Conversion”).

All conditions to the Full Conversion were subsequently met and, therefore, all Obligations (as defined in the Security Agreement dated November 25, 2024, by and among the Company and the Arena Investors) under the Transaction Documents (as defined in the Arena SPA) have been deemed paid and automatically and irrevocably released, satisfied and discharged in full (except those obligations of the Company under Section 5.10 of the Arena SPA and Section 7 of the Registration Rights Agreement dated November 25, 2024, by and among the Company and the Arena Investors). Furthermore, the First Closing Debentures, all other Transaction Documents, and all security interests, pledges and other liens of every type at any time granted to or held by the Arena Investors were terminated and automatically and irrevocably released without further action by the Arena Investors. As a result, neither of the Arena Investors will have any obligation to make any credit extensions or financial accommodations to the Company or any other obligations, duties, or responsibilities in connection therewith. The Company issued an aggregate of 224,998 shares to the Arena Investors in connection with the Full Conversion and no longer has any outstanding payment or other obligations under the First Closing Debentures.

Scienture Convertible Debt

On October 10, 2025, the Company and Scienture, LLC entered into a Second Amendment of Loan and Security Agreement (the “Second Amendment”) to the NVK Loan. Pursuant to the Second Amendment, the parties agreed to extend the maturity date of the loan until December 8, 2025 (the “New Maturity Date”) and NVK agreed to waive any existing Events of Default (as defined in the NVK Loan). The parties acknowledged that as of September 30, 2025, the total outstanding balance of the NVK Loan, inclusive of principal and interest, was $2,656,250 (the “Outstanding Balance”). In the event Scienture, LLC elects to satisfy the NVK Loan prior to the New Maturity Date, it will owe the Outstanding Balance plus an additional $791.67 per day (or $1,069.44 per day if there is an Event of Default between September 30, 2025, and the applicable pay-off date).

As consideration for NVK executing the Second Amendment, the Company agreed to (i) pay NVK a fee in the amount of $25,000 plus any associated legal fees; (ii) pay NVK a maturity extension fee of $25,000 on the New Maturity Date; and (ii) issue 250,000 shares of the Company’s common stock, par value $0.00001 per share, to NVK. The Company also agreed to register the resale of the shares of common stock issued to NVK.

As of October 15, 2025, the Company has fully repaid all amounts due under the NVK Loan and satisfied all obligations under the Second Amendment.

Streeterville Note

On October 14, 2025, the Company entered into and closed on a note purchase agreement (the “Purchase Agreement”) with Streeterville Capital, LLC, (the “Lender”), which provided for the issuance of a senior secured promissory note in the principal amount of $3,911,111.11 (the “Streeterville Note”). The Streeterville Note carries an original issue discount of $391,111.11 and an interest rate of 9% per annum, computed on the basis of a 360-day year comprise of twelve (12) thirty (30) day months, compounded daily. The Company agreed to pay $20,000 to the Lender to cover the Lender’s transaction costs, resulting in the Company receiving net proceeds of $3,500,000. Upon receipt of the net proceeds, the Company repaid in full the remaining outstanding balance of the NVK Loan. The Company intends to utilize the remaining net proceeds from closing of the Purchase Agreement for working capital, debt repayment, capital expenditures, product development, and other general corporate purposes.

The Streeterville Note was to mature on the seven month anniversary of closing; however, the Company fully repaid all outstanding balances and fulfilled all obligations under the Streeterville Note as of November 7, 2025.

ATM Program Increase

On September 19, 2025, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Maxim Group LLC (“Maxim”). Pursuant to the ATM Agreement, Maxim will act as the Company’s sole sales agent with respect to the offer and sale from time-to-time of shares of the Company’s common stock, par value $0.00001 per share, having an aggregate gross sales price of up to $18,792,009 through one or more “at-the-market” offerings (the “ATM Program”). Any Shares sold in connection with the ATM Program will be issued pursuant to a shelf registration statement on Form S-3 (File No. 333-289198) (the “Shelf Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) on August 1, 2025, and declared effective by the SEC on August 8, 2025, the prospectus contained in the Registration Statement, and a prospectus supplement dated September 19, 2025, and a prospectus supplement dated October 24, 2025. The Company has agreed to pay Maxim a commission of 3.0% of the gross sales price of any Shares sold in the offering. The Company will also reimburse Maxim for certain specified expenses in connection with its services under the Agreement. As of the date of this prospectus supplement, we have sold 15,722,759 shares of our common stock under the ATM Sales Agreement and have received $15,568,236 in gross proceeds in connection with these sales. The Company fully repaid the Streeterville Note utilizing proceeds received from sales of its common stock under the ATM Program.

Employment Agreement

On October 20, 2025, Scienture, LLC, a wholly owned subsidiary of Scienture Holdings, Inc. (the “Company”), entered into (i) an amendment to that certain Employment Agreement by and between Scienture, LLC and Dr. Narasimhan Mani, the Company’s President and Co-Chief Executive Officer (the “Mani Employment Amendment”); and (ii) an amendment to that certain Employment Agreement by and between Scienture, LLC and Dr. Shankar Hariharan, the Company’s Executive Chairman and Co-Chief Executive Officer (collectively, the “Employment Amendments”). The Employment Amendments became effective on October 1, 2025, and were previously approved by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”).

Pursuant to the Employment Amendments, Dr. Mani’s annual base salary increased from $325,000 to $400,000 and Dr. Hariharan’s annual base salary increased from $175,000 to $400,000, each subject to periodic review by the Compensation Committee. Additionally, each of the Employment Amendments modifies Scienture, LLC’s severance obligations to Dr. Mani and Dr. Hariharan, respectively, in the event of termination without Cause or for Good Reason (each as defined in Dr. Mani’s and Dr. Hariharan’s respective Employment Agreements).

Kesin Pharma Corporation

On March 11, 2025, Kesin filed a complaint against Scienture in the United States District Court for the Eastern District of New York seeking payment of the disputed $1.285 million. The case was voluntarily dismissed on October 1, 2025. The Company and Kesin entered into a Settlement Agreement and Release on October 27, 2025, whereby Kesin agreed to unconditionally release and discharge the Company from all actions related to the complaint in exchange for the Company paying $1.285 million plus 8% interest from March 13, 2025, and legal fees and costs related to the complaint according to a payment schedule through December 2026.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the three and nine months ended September 30, 2025, and 2024.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Scienture currently has four primary product candidates in its development pipeline, summarized below, and is engaged in a variety of research and development efforts to develop novel product candidates for the treatment of various disease conditions. To date, Scienture has generated limited revenue from product sales and will not generate meaningful revenues until it fully commercializes its approved product candidates and successfully obtains regulatory approval for, and commercializes, its other product candidates. The progress of Scienture products its development pipeline to date is represented by the green bars shown below.

Product Pipeline Portfolio

Indication	Early Development	Animal Studies	Human Studies Phase 1	Human Studies Phase 2	Human Studies Phase 3	Anticipated NDA / BLA Timeline	Anticipated Launch
Arbli™ | CVS/Hypertension Oral suspension for geriatric and pediatric use	Completed	Completed	Completed	Not required	Not required	Mar 2025 (Approved)	Aug 2025 (Launched)
Rezenopy® | CNS Nasal Spray for emergency use	Completed	Completed	Completed	Not required	Not required	Apr 2024 (Approved)	Q1 2026
SCN-104 | CNS/Pain Drug device combination for convenient self-injection	Completed	Completed	To be performed	Not required	Not required	Q1 2027 (submission)	Q1 2028
SCN-106 | CVS Biosimilar product for hospital use	Completed	Not required	Not required	Not required	To be performed	Q2 2028 (submission)	Q2 2029
SCN-107 | CNS/Pain Long-acting injection for post-operative care	Completed	Completed	To be performed	To be performed	To be performed	Q4 2028 (submission)	Q4 2029

■ Completed ■ To be performed

Copyright © 2025 Scienture, LLC. All Rights Reserved. — Privileged & Confidential.

Scienture | Prioritizing Patients. Improving Outcomes. 1

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

As shown in third party studies of DHE, SCN-104’s mechanism of action for its antimigraine effect is due to its potential action as an agonist at the serotonin 5-HT1D receptors. SCN-104 is intended for subcutaneous administration. SCN-104 is also intended for acute use and is not intended for chronic administration. Scienture has conducted two preclinical studies of SCN-104 and the SCN-104 injection pen: (i) a 30-day repeated dose toxicity study of dimethyl sulfoxide and caffeine following thrice daily, 3 times per week subcutaneous administration in Sprague-Dawley rats and (ii) a 30-day repeated dose toxicity study of dimethyl sulfoxide and caffeine following thrice daily, 3 times per week subcutaneous administration in Göttingen minipigs. Both studies support a conclusion that SCN-104 is considered to have no toxicological significance across hematology, coagulation parameters, clinical chemistry and urinalysis.

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

Liquidity and Capital Resources

Cash

Cash was $355,692 as of September 30, 2025, compared to $308,096 as of December 31, 2024. We expect that our future available capital resources will consist primarily of cash generated from Scienture’s operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	September 30,	December 31,		Percent
	2025	2024	Change	Change
Cash	$355,692	$308,096	$47,596	15%
Current assets (excluding cash)	$1,065,382	$5,997,381	$(4,931,999)	-82%
Current liabilities	$7,351,446	$7,906,893	$(555,447)	-7%
Working capital	$(5,930,372)	$(1,601,416)	$(4,328,956)	270%

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

Liquidity Outlook Cash Explanation

Cash Requirements

Our primary objectives for the remainder of 2025 are expected to be the continued implementation of Scienture business plan, and to complete potential strategic transactions of our business-to-consumer subsidiaries, which may include a potential sale, spin-off, fund raising, combination or other strategic transaction. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all. We may also raise additional funding in the future through the sale of equity securities.

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

As of September 30, 2025, the Company had an accumulated deficit of $52,430,904. As of September 30, 2025, the Company had $355,692 in cash.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the following periods:

	Nine Months Ended
	September 30,			Percent
	2025	2024	Change	Change
Net cash used in operating activities from continuing operations	(8,207,188)	(10,585,173)	2,377,985	-22%
Net cash provided by (used in) operating activities from discontinued operations	2,799	(770,653)	773,452	-100%
Operating Activities	(8,204,389)	(11,355,826)	3,151,437	-28%

Net cash used in investing activities from continuing operations	-	(2,379,024)	2,379,024	-100%
Net cash provided by investing activities from discontinued operations	-	29,931,815	(29,931,815)	-100%
Investing Activities	-	27,552,791	(27,552,791)	-100%

Net cash provided by (used in) financing activities from continuing operations	8,251,985	(15,764,770)	24,016,755	-152%
Net cash used in financing activities from discontinued operations	-	(5,000)	5,000	-100%
Financing Activities	8,251,985	(15,769,770)	24,021,755	-152%
Net change in cash	$47,596	$427,195	$(379,599)	-89%

Cash used in operating activities for the nine months ended September 30, 2025, was $8,204,389, compared to cash used in operations for the nine months ended September 30, 2024, of $11,355,826. The decrease in cash used in operations for the nine months ended September 30, 2025 compared to 2024 was primarily due to decreases in various expenses, charges and liabilities during the 2025 period.

Cash provided by (used in) investing activities for the nine months ended September 30, 2025, was $0 and cash provided by investing activities was $27,552,791 for the nine months ended September 30, 2024. The cash provided by investing activities in the 2024 period was primarily due to the disposition of various assets to Micro Merchant Systems, Inc. in the first quarter of 2024 related to our former web-based market platform, partially offset by the investment in securities of $2,500,000.

Cash provided by financing activities for the nine months ended September 30, 2025, was $8,251,985 compared to $15,769,770 of cash used in financing activities for the nine months ended September 30, 2024. Cash provided by financing activities in the 2025 period was due to proceeds from issuance of common stock pursuant to ELOC Agreement. The change was primarily due to the payment of dividends of $12,671,072 and repayment of contingent liability of $1,246,346 in 2024.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended September 30, 2025, compared to Three Month Period Ended September 30, 2024

	Three Months Ended
	September 30,			Percent
	2025	2024	Change	Change
Revenues	$590,050	$64,861	525,189	810%
Cost of goods sold	15,429	60,978	(45,549)	-75%
Gross profit	574,621	3,883	570,738	14698%
Operating expenses:
Wage and salary expense	251,747	708,977	(457,230)	-64%
Professional fees	1,320,845	593,364	727,481	123%
Accounting and legal expense	1,018,737	619,227	399,510	65%
Technology expense	9,756	157,474	(147,718)	-94%
General and administrative (including stock-based compensation expense)	2,165,398	168,649	1,996,749	1184%
Research and development	169,344	1,253,983	(1,084,639)	-86%
Total operating expenses	4,935,827	3,501,674	1,434,153	41%
Change in fair value of warrant liability	59,203	502,178	(442,975)	-88%
Change in fair value of derivative liability	2,356,428	-	2,356,428	100%
Loss on conversion of note payable	43,200	-	43,200	100%
Loss on disposition of subsidiaries	97,324	-	97,324	100%
Interest income	1,120	29,445	(28,325)	-96%
Interest expense	(1,803,430)	(217,433)	(1,585,997)	729%
Net loss from operations	(3,607,361)	(3,183,601)	(423,760)	13%
Income (loss) on discontinued operations	-	-	-	0%
Net loss	$(3,607,361)	$(3,183,601)	$(423,760)	13%

There are $590,050 in revenues for the three months ended September 30, 2025. Revenues increased by $525,189 compared to the same period ended September 30, 2024 primarily because of the initial batch of pharmaceutical products (SCN – 102) sold via wholesale distribution channels during the quarter ended September 30, 2025 as compared to lower such revenue in same period of 2024 because of a) the disposition of the assets and operations of Softell completed in February 2024 and b) the IPS disposition in April 2025. The assets and operations of IPS that we retained generated limited revenues in the 2024 period but did not generate revenues between April 1, 2025 and the time our disposition of IPS later in April.

For the three-month period ended September 30, 2025, cost of goods sold and gross profit were $15,429 and $574,621, and $60,978 and $3,883, all respectively for the same period in 2024. There was a 97.39% gross profit as a percentage of sales for the three months ended September 30, 2025, compared to 5.99% for the three months ended September 30, 2024.

Wages and salary expense decreased by $457,230 for the three months ended September 30, 2025 to $251,747 compared to $708,977 for the comparable period in 2024. The decrease is primarily due to a decrease in salaries for existing executives and personnel as compared to the same period of 2024 due to the addition of personnel as part of the Scienture Merger in July 2024, which increased the headcount of the Company’s operations.

Professional fees increased by $727,481 to $1,320,845 compared to $593,364 for the comparable period in 2024. The increase was primarily due to increase in external consulting fees expense in 2025.

Accounting and legal expenses increased by $399,510 for the three months ended September 30, 2025 to $1,018,737 compared to $619,227 for the comparable period in 2024. The increase is primarily due to more SEC filings and corporate actions and contemplated transactions requiring additional accounting and legal services.

General and administrative expenses (including stock-based compensation expense) increased by $1,996,749 for the three months ended September 30, 2025, to $2,165,398 compared to $168,649 for the comparable period in 2024. The increase from 2024 was mainly due to shares issued in the third quarter of 2025 and stock-based compensation expense due to options modifications.

Technology expense decreased by $147,718 for the three months ended September 30, 2025 to $9,756 compared to $157,474 for the comparable period in 2024. The decrease was mainly due to a less of software expense and software support expense after the disposition of IPS.

Research and development expense pertain to Scienture LLC’s operations after its acquisition in July 2024. Research and development expenses was mainly due to contract research organization costs of Scienture LLC. Total expenses by program were as follows:

		Three Months Ended
		September 30,
Project Codes	Product Name	2025
SCN-102	Losartan	$157,817
SCN-104	DHE	-
SCN-106	Alteplase	11,527
SCN-107	Bupivacaine	-
Total research and development expense		$169,343

We had interest expense of $1,803,430 for the three months ended September 30, 2025, compared to interest expense of $217,433 for the three months ended September 30, 2024. The increase is due to the interest expense on Scienture LLC’s convertible debt, the convertible notes issued in November 2024, and related debt discount amortization on these notes.

We recognized a gain on the change in the fair value of the warrant liability of $59,203 for the three months ended September 30, 2025, compared to a gain of $502,178 during the three months ended September 30, 2024, based on the underlying valuation inputs.

We recognized a gain on the change in the fair value of the derivative liability of $2,356,428 for the three months ended September 30, 2025, based on the underlying valuation inputs and the conversion features and derecognition of derivative liability on full repayment of the Debenture issued to Arena.

During the three months ended September 30, 2025, the Company incurred a net loss from continuing operations of $3,607,361 compared to a net loss from continuing operations of $3,183,601 for the three months ended September 30, 2024. The change was due to the increase in operating expense and other income (expense).

Nine Month Period Ended September 30, 2025, compared to Nine Month Period Ended September 30, 2024

	Nine Months Ended
	September 30,			Percent
	2025	2024	Change	Change
Revenues	$600,308	$83,560	516,748	618%
Cost of goods sold	25,014	80,380	(55,366)	-69%
Gross profit	575,294	3,180	572,114	17991%
Operating expenses:
Wage and salary expense	1,721,554	1,243,621	477,933	38%
Professional fees	1,943,458	1,282,053	661,405	52%
Accounting and legal expense	1,871,245	1,129,982	741,263	66%
Technology expense	92,784	295,763	(202,979)	-69%
General and administrative (including stock-based compensation expense)	6,449,110	5,284,231	1,164,879	22%
Research and development	1,587,572	1,253,983	333,589	27%
Total operating expenses	13,665,723	10,489,633	3,176,090	30%
Change in fair value of warrant liability	781,311	(392,843)	1,174,154	-299%
Change in fair value of derivative liability	2,296,834	-	2,296,834	100%
Loss on conversion of note payable	(53,446)	-	(53,446)	100%
Loss on disposition of subsidiaries	(288,204)	-	(288,204)	100%
Interest income	89,710	133,397	(43,687)	-33%
Loss on disposal of asset	-	(374,968)	374,968	-100%
Interest expense	(3,127,707)	(320,897)	(2,806,810)	875%
Net loss from operations	(13,391,931)	(11,441,764)	(1,950,167)	17%
Income from discontinued operations, net of tax	-	27,670,294	(27,670,294)	-100%
Net (loss) income	$(13,391,931)	$16,228,530	$(29,620,461)	-183%

There are $600,308 in revenues for the nine months ended September 30, 2025. Revenues increased by $516,748 compared to the same period ended September 30, 2024 primarily because of the initial batch of pharmaceutical products (SCN – 102) sold via wholesale distribution channels during quarter ended September 30, 2025 as compared to lower such revenue in same period of 2024 because of a) the disposition of the assets and operations of Softell completed in February 2024 and b) the IPS disposition in April 2025. The assets and operations of IPS that we retained generated limited revenues in the 2024 period but did not generate revenues between April 1, 2025 and the time our disposition of IPS later in April.

For the nine-month period ended September 30, 2025, cost of goods sold and gross profit were $25,014 and $575,294, and $80,380 and $3,180, all respectively for the same period in 2024. Gross profit as a percentage of sales was 95.83% for the nine months ended September 30, 2025, compared to 3.81% for the nine months ended September 30, 2024.

Wages and salary expense increased by $477,933 for the nine months ended September 30, 2025 to $1,721,554 compared to $1,243,621 for the comparable period in 2024. The increase is primarily due to an increase in salaries for executives during the first and second quarters of 2025, as well as the Scienture Merger in July 2024, as compared to the same period in 2024, which increased the headcount of the Company’s operations.

Professional fees increased by $661,405 to $1,943,458 compared to $1,282,053 for the comparable period in 2024. The increase was primarily due to increase in external consulting fees expense in 2025.

Accounting and legal expenses increased by $741,263 for the nine months ended September 30, 2025 to $1,871,245 compared to $1,129,982 for the comparable period in 2024. The increase is primarily due to more SEC filings and corporate actions requiring additional accounting and legal services.

General and administrative expenses (including stock-based compensation expense) increased by $1,164,879 for the nine months ended September 30, 2025, to $6,449,110 compared to $5,284,231 for the comparable period in 2024. The increase from 2024 was mainly due to shares issued in 2025 and stock-based compensation expense due to options modifications.

Technology expense decreased by $202,979 for the nine months ended September 30, 2025 to $92,784 compared to $295,763 for the comparable period in 2024. The decrease was mainly due to decreased software expense and software support expense.

Research and development expense pertain to Scienture LLC’s operations post-acquisition. Research and development expenses was mainly due to contract research organization costs of Scienture LLC. Total expenses by program were as follows:

		Nine Months Ended
		September 30,
Project Codes	Product Name	2025
SCN-102	Losartan	$367,527
SCN-104	DHE	422,165
SCN-106	Alteplase	297,880
SCN-107	Bupivacaine	500,000
Total research and development expense		$1,587,572

We had interest expense of $3,127,707 for the nine months ended September 30, 2025, compared to interest expense of $320,897 for the nine months ended September 30, 2024. The increase is due to the interest expense on Scienture LLC’s convertible debt, the convertible notes issued in November 2024, and related debt discount amortization on these notes.

We recognized a gain on the change in the fair value of the warrant liability of $781,311 for the nine months ended September 30, 2025, compared to a loss of $392,843 during the nine months ended September 30, 2024, based on the underlying valuation inputs.

We recognized a gain on the change in the fair value of the derivative liability of $2,296,834 for the nine months ended September 30, 2025, based on the underlying valuation inputs and the conversion features and derecognition of derivative liability on full repayment of the Debenture issued to Arena.

During the nine months ended September 30, 2025, the Company incurred a net loss from continuing operations of $13,391,931 compared to a net loss from continuing operations of $11,441,764 for the nine months ended September 30, 2024. The change was due to change in operating expense, other income (expense).

Net income from discontinued operations was $27,670,294 for the nine months ended September 30, 2024. The income was primarily due to the disposal of Softell assets, partially offset by loss on disposal of Superlatus Inc. during the nine months ended September 30, 2024.

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

Under the supervision and with the participation of our management, including our co-Chief Executive Officers and our Chief Financial Officer (our principal executive officers and principal accounting/financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our co-Chief Executive Officers and our Chief Financial Officer concluded that as of September 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Other than the following risk factor, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Annual Report on Form 10-K filed on March 26, 2025. Investors should review the risks disclosed in the Form 10-K and in this Report, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K,this Report, and other reports we have filed with the SEC, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

Disruptions at the FDA, the SEC and other government agencies, including from government shutdowns, or funding changes, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

Beginning on October 1, 2025, the U.S. government shut down and remains shut down as of the date of this filing, during which time certain regulatory agencies, such as the FDA and the SEC, have furloughed certain employees and stopped certain activities. Additionally, on October 10, 2025, the U.S. government implemented substantial layoffs and workforce reductions in connection with the ongoing federal government shutdown, which has resulted in the suspension or delay of various government-funded programs. While we continue to monitor developments, there is no assurance that affected government employees or contractors will be reinstated and that government-funded programs will resume. The ability of the FDA to review and approve new products, to provide feedback on clinical trials and development programs, to meet with sponsors and to otherwise review regulatory submissions can be affected by a variety of factors, including government budget and funding levels, reductions in workforce, ability to hire and retain key personnel and accept the payment of user fees, substantial changes in leadership and shifting policy priorities as a result of changes in the presidential administration and its appointees tasked to oversee the agency, and statutory, regulatory, and policy changes. In the past, average review times at the agency have fluctuated, and this may continue in the future. In addition, government funding of other agencies on which our operations may rely is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies, including as a result of reductions in force, significant organizational changes, substantial leadership departures, and policy changes, may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. With the change in presidential administrations in 2025, there is substantial uncertainty as to how the current U.S. administration will continue to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. For example, the current U.S. administration has discussed several changes to the reach and oversight of the FDA, which could affect its relationship with the pharmaceutical industry, transparency in decision making and ultimately the cost and availability of prescription drugs. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and approval process for our product candidates. Additionally, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA , have had to furlough critical employees and stop certain critical activities. The current U.S. administration also recently announced plans to reduce the number of federal employees by establishing voluntary termination programs, by position eliminations or by involuntary terminations. If funding for the FDA is reduced, if the FDA workforce is reduced, or if the current government shutdown continues, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. If we or our collaborators experience delays in obtaining approval or if we or they fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenue will be materially impaired.

Further, a prolonged or future shutdown of the U.S. federal government could materially impact the operations of the SEC. For example, the SEC announced that during the current U.S. federal government shutdown, it will not declare registration statements effective. In the event of an extended shutdown, the SEC may operate with limited staff or suspend certain functions altogether, which could delay the review or effectiveness of our filings, including registration statements or other financing-related disclosures. Such delays could adversely affect our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue to fund our operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ended September 30, 2025, the Company issued and sold an aggregate of 1,078,614 shares of common stock at a price per share of $1.59 pursuant to Purchase Agreements with eight accredited investors. We received approximately $1.7 million in aggregate proceeds from these sales. The Company relied on the exemption from registration set forth in Section 4(a)(2) and/or Rule 506 of Regulation D, of the Securities Act for these issuances.

During the three months ended September 30, 2025, the Company issued 100,000 shares of common stock to a consultant for services. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for this issuance and/or Rule 506 of Regulation D, of the Securities Act for this issuance.

During the three months ended September 30, 2025, the Company issued 316,617 shares of common stock pursuant to a consulting agreement with its former Chief Executive Officer for consulting services. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for this issuance and/or Rule 506 of Regulation D, of the Securities Act for this issuance.

During the three months ended September 30, 2025, the Company issued 101,347 shares of common stock to a director as compensation for services provided. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for this issuance and/or Rule 506 of Regulation D, of the Securities Act for this issuance.

During the three months ended September 30, 2025, the Company issued 76,923 shares of common stock in connection with the cashless exercise of certain outstanding warrants previously held by Hudson Global Ventures, LLC. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for this issuance and/or Rule 506 of Regulation D, of the Securities Act for this issuance.

In each issuance described above, the issuance did not involve a public offering and was made without general solicitation or general advertising, and the recipient of the shares was an accredited investor and represented they acquired the shares for investment purposes and not with a view to distribution.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase shares of common stock during the nine months ended September 30, 2025.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended September 30, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended September 30, 2025, there were no material changes to the procedures by which stockholders may recommend nominees to our Board.

(c) During the quarter ended September 30, 2025, no officer or director adopted or terminated (1) a plan, contract, or set of instructions intended to by covered by the 10b5-1 affirmative defense or (2) a written trading arrangement as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company, as amended through September 20, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed on March 26, 2025).
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020 (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K filed on March 26, 2025).
3.3	Certificate of Amendment of Certificate of Incorporation (changing name TRxADE HEALTH, INC.) (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed on March 26, 2025).
3.4	Form of Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 of the Company’s Form 10-K filed on March 26, 2025).
3.5	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.6 of the Company’s Form 10-K filed on March 26, 2025).
3.6	Amended and Restated Bylaws of the Company, as amended through October 1, 2025.
10.1	First Amendment to Employment Agreement effective October 1, 2024, by and between Scienture, LLC and Dr. Narasimhan Mani (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 24, 2025).
10.2	First Amendment to Employment Agreement effective October 1, 2024, by and between Scienture, LLC and Dr. Shankar Hariharan (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 24, 2025).
10.3	Second Amendment of Loan and Security Agreement dated October 10, 2025, by and among the Company, Scienture, LLC, and NVK Finance, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 16, 2025).
10.4	Note Purchase Agreement dated October 14, 2025, by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on October 16, 2025).
10.5	Secured Promissory Note dated October 14, 2025, made by the Company in favor of Streeterville Capital, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on October 16, 2025).
10.6	Security Agreement dated October 14, 2025, by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on October 16, 2025).
10.7	Security Agreement dated October 14, 2025, by and between Scienture, LLC and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on October 16, 2025).
10.8	Guaranty dated October 14, 2025, made by Scienture, LLC for the benefit of Streeterville Capital, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on October 16, 2025).
10.9	Letter Agreement dated October 2, 2025, by and among the Company, Arena Finance Markets, LP, and Arena Special Opportunities III LP (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on October 3, 2025).
10.10	Equity Distribution Agreement, dated September 19, 2025, with Maxim Group LLC (incorporated by reference to Exhibit 1.1 of the Company’s Form 8-K filed on September 23, 2025).
10.11	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on August 15, 2025).
10.12	Form of Placement Agency Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on August 15, 2025).
10.13#	Form of Common Stock Purchase Agreement by and between Scienture Holdings, Inc. and the investors named therein (incorporated by reference to Exhibit 10.1 of the Company’s Form 10-Q filed on August 12, 2025).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

SCIENTURE HOLDINGS, INC.

By:	/s/ Dr. Narasimhan Mani
Dr. Narasimhan Mani
Co-Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Dr. Shankar Hariharan
Dr. Shankar Hariharan
Co-Chief Executive Officer and Executive Chairman (Principal Executive Officer)

By:	/s/ Eric Sherb
Eric Sherb
Chief Financial Officer (Principal Accounting/Financial Officer)

Date:	November 12, 2025

