Form 10-K
period 2025-12-31
Scienture Holdings, Inc.
filed 2026-03-30
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

There were 40,630,815 shares of the registrant’s common stock outstanding on March 27, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K (this “Annual Report”) where indicated. The 2026 Proxy Statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains statements that constitute forward-looking statements which are subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the statements in this Annual Report constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” or the negative of these terms or other similar expressions, may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.

Actual performance or results could differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to:

●	risks related to our history of operating losses and that our operations may not become profitable;

●	claims relating to alleged violations of intellectual property rights of others;

●	our ability to manage our growth;

●	regulatory and licensing requirement risks;

●	risks related to changes in the U.S. healthcare environment;

●	risks associated with the operations of our more established competitors;

●	our ability to respond to general economic conditions, including financial market volatility and disruption, elevated levels of inflation, and declining economic conditions in the United States;

●	changes in laws or regulations relating to our operations;

●	our growth strategy;

●	compliance with the continued listing requirements of the Nasdaq Stock Market LLC (“Nasdaq”);

●	risks relating to the liquidity and trading of our common stock;

●	our ability to raise financing in the future;

●	demand for our products and services may decline;

●	data security breaches, cyber-attacks or other network outages; and

●	other risks disclosed below under “Risk Factors.”

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

SUMMARY OF RISK FACTORS

Our business is subject to numerous risks and uncertainties, many of which are beyond our control, including those highlighted in the section titled “Risk Factors” in this Annual Report. These risks include, among others, the following:

●	We operate a clinical-stage biopharmaceutical company with a limited operating history, which may make it difficult to evaluate its current business and predict its future success and viability.
●	We need additional capital which may not be available when needed or on commercially acceptable terms, thereby casting substantial doubt on our ability to continue as a going concern. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.
●	Due to the significant resources required to develop our product pipeline, and depending on our ability to access capital, we must prioritize the development of certain product candidates over others and we may fail to expend our limited resources on product candidates or indications that may have been more profitable or for which there is a greater likelihood of success.
●	Our business is highly dependent on the success of certain product candidates. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize one or more of our product candidates, or if we experience delays in doing so, our business will be materially harmed.
●	We may seek to collaborate with third parties and may not be able to implement these collaborations on commercially acceptable terms, if at all. The success of certain of our product candidates may depend in significant part on the success of such collaborations.
●	The successful development of our pharmaceutical products involves a lengthy and expensive process and is highly uncertain.
●	We are subject, directly or indirectly, to federal and state healthcare, fraud, abuse false claims, and other laws and regulations as well as health data privacy and security laws and regulations, contractual obligations and self-regulatory schemes. If we are unable to comply, or have not fully complied, with such laws, we could face investigations and substantial penalties. Furthermore, it may be difficult and costly for us to comply with the extensive government regulations to which our business is subject.
●	We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our business and results of operations.
●	Even if we obtain regulatory approval for any of our product candidates, we will be subject to ongoing regulatory requirements, which may result in significant additional expenses. Additionally, our product candidates, if approved, could be subject to labeling and other restrictions, and we may be subject to penalties if we fail to comply with regulatory requirements or experience unanticipated problems with our product candidates.
●	Even if we obtain FDA approval for a product candidate in the United States, we may never obtain approval for or successfully commercialize that candidate outside of the United States, which would limit our ability to realize a product’s full market potential.
●	Even if we are able to commercialize any of our product candidates, the third-party payor coverage and reimbursement status of newly-approved products are uncertain. Failure to obtain or maintain adequate coverage and reimbursement for our product candidates could limit our ability to market those products and decrease our ability to generate revenue.
●	We are developing a drug-device combination product, which may result in additional regulatory risks.
●	Our third party collaborators and service providers are, or may become, subject to a variety of stringent and evolving privacy and data security laws, regulations, and rules, contractual obligations, industry standards, policies and other obligations related to privacy and data security. Any actual or perceived failure to comply with such obligations could expose us to significant fines or other penalties and otherwise harm our business and operations.
●	Healthcare legislative reform measures may have a negative impact on our business and results of operations.
●	We may not be able to protect our intellectual property and trade secret rights throughout the world. If our efforts to protect our intellectual property rights are inadequate, we may not be able to compete effectively in our market.
●	We depend on in-licensed intellectual property. If we fail to comply with our obligations under intellectual property licenses with third parties, we could lose license rights that are important to our business.
●	If we or our licensors are unable to obtain and maintain patent protection for our product candidates, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize products similar or identical to our product candidates, and our ability to successfully commercialize our product candidates may be adversely affected. Furthermore, we do not intend to seek patent protection for one of our products, SCN-106.
●	Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies. Our patent protection could be reduced or eliminated for non-compliance with these requirements.
●	Issued patents covering our product candidates could be found invalid or unenforceable if challenged in court or the USPTO.
●	We may be subject to claims challenging the inventorship or ownership of our intellectual property or asserting that we violated intellectual property rights of others, the outcome of which would be uncertain. These claims could be extremely costly to defend, could require us to pay significant damages and limit our ability to operate, and could distract our personnel from normal responsibilities.
●	European patents and patent applications could be challenged in the recently created Unified Patent Court for the European Union.
●	Our use, or the use by our third party collaborators and service providers, of new and evolving technologies, such as artificial intelligence (“AI”) and machine learning (“ML”), may result in spending additional resources and present new risks and challenges that can impact our business, including by posing security and other risks to our sensitive data. As a result, we may be exposed to reputational harm, other adverse consequences, and liability.
●	If our trademarks and trade names are not adequately protected then we may not be able to build name recognition in our markets of interest and our business may be adversely affected.
●	We may not be able to comply with Nasdaq’s continued listing standards.
●	Our common stock has in the past been a “penny stock” under SEC rules, and may be subject to the “penny stock” rules in the future. It may be more difficult to resell securities classified as “penny stock.”
●	The exercise of outstanding warrants, options and other securities that are exercisable into shares of our common stock will be dilutive to our existing stockholders.
●	We have not historically paid or declared any dividends on our common stock and do not expect to pay or declare cash dividends in the future on a regular basis, if at all.
●	Our common stock price is likely to be highly volatile because of several factors, including a limited public float.
●	There may not be sufficient liquidity in the market for our securities in order for investors to sell their shares. The market price of our common stock may continue to be volatile.
●	Stockholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through the issuance of additional shares of our common stock.

PART I

ITEM 1.	BUSINESS

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

The market data and certain other statistical information used throughout this Annual Report are based on independent industry publications, reports by market research firms or other independent sources that we believe to be reliable sources. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosures contained in this Annual Report, and we believe these industry publications and third-party research, surveys and studies are reliable. While we are not aware of any misstatements regarding any third-party information presented in this Annual Report, their estimates, in particular, as they relate to projections, involve numerous assumptions, are subject to risks and uncertainties, and are subject to change based on various factors, including those discussed under the section entitled “Risk Factors” of this Annual Report. These and other factors could cause our future performance to differ materially from our assumptions and estimates. Some market and other data included herein, as well as the data of competitors as they relate to us, are also based on our good faith estimates.

Our fiscal year ends on December 31st. Interim results are presented on a quarterly basis for the quarters ended March 31st, June 30th, and September 30th, the first quarter, second quarter and third quarter, respectively, with the quarter ending December 31st being referenced herein as our fourth quarter. “Fiscal 2025” means the Fiscal year ended December 31, 2025, whereas “Fiscal 2024” means the year ended December 31, 2024.

Unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer specifically to Scienture Holdings, Inc., and its consolidated subsidiaries.

Available Information

We file annual, quarterly, and current reports, proxy statements and other information with the SEC. Our SEC filings are available to the public over the Internet at the SEC’s website at http://www.sec.gov and are available for download, free of charge, soon after such reports are filed with or furnished to the SEC, on the “Investors” page of our website at www.scientureholdings.com. Copies of documents filed by us with the SEC are also available from us without charge, upon oral or written request to our Secretary, who can be contacted at the address and telephone number set forth on the cover page of this Annual Report. Our website addresses are www.scientureholdings.com, www.scienture.com, www.trxadehealth.com and www.rxintegra.com. The information on, or that may be accessed through, our websites is not, and shall not be deemed to be, part of this Annual Report or incorporated by reference into any other filings we make with the SEC, except as expressly set forth by specific reference in any such filings. All website addresses in this Annual Report are intended to be inactive textual references only.

Current Business – Scienture LLC

Overview

Scienture LLC was originally incorporated in Delaware and commenced operations in 2019. In connection with our acquisition in July 2024, Scienture LLC became a wholly owned subsidiary of the Company. Scienture’s principal executive offices are located in Commack, New York.

Scienture LLC is a specialty pharmaceutical company focused on the commercialization and development of products for the treatment of cardiovascular (“CVS”) and Central Nervous System (“CNS”) diseases. Scienture LLC launched its first commercial product for hypertension and is in the process of commercializing its second product for the treatment of opioid overdose. Its development pipeline consists of a broad range of novel product candidates including new potential treatments for migraine, thrombosis, pain and other related disorders.

Scienture LLC’s Strategy

Scienture LLC’s mission is to improve the lives of patients suffering from CNS and CVS diseases. Scienture LLC’s vision is to be a leader in the industry by commercializing and developing new medicines for the treatment of CNS and CVS diseases. Key elements of Scienture LLC’s strategy to achieve this vision include:

●	Advance product candidates through clinical studies and toward commercialization. Scienture LLC is in various stages of clinical development for the product candidates in its pipeline, and it intends to move these programs efficiently toward being commercially available to patients, subject to approval by the U.S. Food and Drug Administration (the “FDA”). Scienture LLC obtained regulatory approval of its first product candidate, SCN-102 (ArbliTM) in the first quarter of 2025.

●	Drive growth and profitability. Using dedicated sales and marketing resources in the U.S., Scienture LLC will seek to drive the revenue growth of its product candidates approved for marketing by the FDA and will also evaluate and seek additional commercial ready product opportunities through acquisitions and partnerships to expand its marketed portfolio. Scienture, LLC completed the acquisition of the commercial ready product asset REZENOPYTM in the first quarter of 2025.

●	Target strategic business development opportunities. Scienture LLC is exploring a broad range of strategic opportunities. This may include acquiring, in-licensing and entering into co-promotion partnerships for commercial products to expand its marketed portfolio.

●	Continue to grow its development pipeline. Scienture LLC will continue to evaluate and seek to develop additional product candidates that it believes have significant commercial potential through Scienture LLC’s internal research and development efforts and through co-development partnerships.

Commercial Product Portfolio

Scienture LLC is committed to building and leveraging its strong commercial platform and infrastructure to launch its FDA approved product candidates in the U.S. The progress of Scienture LLC’s products through this process is represented in the table below.

ArbliTM (SCN-102 - Losartan Potassium Oral Suspension, 10mg/mL)

ArbliTM (SCN-102) is an oral liquid formulation of losartan potassium in development under the 505(b)(2) pathway, for (i) treatment of hypertension, to lower blood pressure in adults and children greater than 6 years old, (ii) reduction of the risk of stroke in patients with hypertension and left ventricular hypertrophy, and (iii) treatment of diabetic nephropathy with an elevated serum creatinine and proteinuria in patients with type 2 diabetes and a history of hypertension. Currently, there are no FDA-approved liquid formulations of losartan potassium.

ArbliTM (SCN-102) is the first and only FDA approved oral liquid formulation of losartan on the market. Scienture LLC submitted an Investigational New Drug (“IND”) application to the FDA in September 2022. Multiple human pharmacokinetics studies were performed, showing close comparability with the oral solid dosage form. In October 2023, Scienture LLC submitted a New Drug Application (“NDA”) for losartan potassium oral suspension to the FDA. In December 2023, the FDA accepted the NDA for review and assigned a Prescription Drug User Fee Act (“PDUFA”) target action date of August 19, 2024. Despite responding during the FDA’s review to information requests related to chemistry, manufacturing, and controls (“CMC”), pharmacovigilance, clinical, microbiology and labeling, the FDA issued a Complete Response Letter to Scienture LLC focused on the CMC information submitted. Scienture LLC prepared the requested information and resubmitted the NDA to the FDA on September 17, 2024. In October 2024, the FDA accepted the resubmitted NDA for review and assigned a PDUFA target action date of March 17, 2025. On March 13, 2025, the FDA approved the SCN-102 NDA to be launched as ARBLITM (losartan potassium) Oral Suspension, 10mg/mL. Scienture LLC commercially launched the product in the third quarter of 2025. ArbliTM (SCN-102) is the first FDA approved oral liquid formulation of losartan on the market.

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

REZENOPYTM (SCN-110 – Naloxone HCl Nasal Spray, 10mg)

Scienture LLC entered into an Exclusive Commercial and Supply Agreement (the “Kindeva Agreement”) with Summit Biosciences Inc., a wholly-owned subsidiary of Kindeva, on March 4, 2025, pursuant to which Kindeva granted Scienture LLC an exclusive, non-transferrable, non-sublicensable right and license to commercialize REZENOPYTM (Nalaxone HCI nasal spray 10mg/0.11mL) within the United States and its territories. Scienture LLC intends to use the exclusive right and license to price, launch, promote, market, distribute, and educate the public on REZENOPYTM.

In a pharmacokinetic study in 30 healthy adult subjects, the relative bioavailability of one nasal spray of a 10 mg total dose (0.11 mL of 91 mg/mL naloxone hydrochloride solution) was compared to a single dose of 0.4 mg naloxone hydrochloride intramuscular injection and a single dose of 2 mg naloxone hydrochloride intravenous injection. The studies showed that REZENOPYTM provided exposures comparable to the reference treatments, supporting the efficacy of the product. The studies further demonstrated the safety and tolerability of the product, including testing to evaluate nasal irritation and impact on olfactory ability.

Research and Development Pipeline

Scienture LLC is committed to the development of innovative product candidates in the CNS and CVS therapeutic areas. The process by which Scienture LLC intends to bring its product candidates to market and the anticipated launch dates of its product candidates is depicted in the following table.

Scienture LLC is engaged in a variety of research and development efforts including development of a pipeline of novel product candidates for the treatment of various disease conditions. Scienture LLC has devoted and will continue to devote significant resources to research and development activities, and expects to incur significant expenses as it continues advancing its product candidates towards FDA approval and expanding product indications for approved products and its intellectual property portfolio. Scienture LLC’s expectations regarding its research and development programs are subject to risks, including the risk that Scienture LLC’s financial condition and results of operations may be materially and adversely affected by delays and failures in the completion of clinical development of its product candidates, which could increase its costs or delay or limit our ability to generate revenues.

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

Scienture LLC has conducted two preclinical studies of SCN-104 and the SCN-104 injection pen: (i) a 30-day repeated dose toxicity study of dimethyl sulfoxide and caffeine following thrice daily, 3 times per week subcutaneous administration in Sprague-Dawley rats and (ii) a 30-day repeated dose toxicity study of dimethyl sulfoxide and caffeine following thrice daily, 3 times per week subcutaneous administration in Göttingen minipigs. The objective of each study was to evaluate the safety and tolerability of the test items with and without DHE to the subject animals, providing information on important potential toxic effects, target organs, progressive toxic effects, characterization of a possible dose-response relationship, and an estimate of the No-Observed-Adverse-Effect Level. Both studies were designed for the qualification of the excipients. The animals treated either with DHE + Dimethyl Sulfoxide (“DMSO”) + caffeine or DMSO + caffeine formulations did not reveal any changes attributable to treatment at the end of the treatment/recovery periods. As such, both studies support a conclusion that SCN-102 is considered to have no toxicological significance across the following attributes – Hematology, Coagulation Parameters, Clinical Chemistry and Urinalysis.

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

8

2,500
2,000
1,500
1,000
500
0
Mean Concentration (pg/mL)
0
5
10
15
20
25
Time (hr)
Treatment
R1
R2
T

Scienture LLC is initiating manufacturing activities and planning to conduct bioequivalence studies. Scienture LLC plans to initiate a Phase 1 single dose study in healthy adults in 2026, following submission of an IND, if the IND is cleared by the FDA.

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

Under the Anthem Agreement, Anthem has agreed to diligently complete the services associated with SCN-106 as included in work orders to be attached to the Anthem Agreement. In performing these services, Anthem has agreed to strictly comply with the specifications in the Anthem Agreement, the work order, standard operating procedures approved in writing by Scienture LLC, and relevant professional standards, and any regulatory authority requirements, including current Good Laboratory Practices (“GLPs”) and current Good Manufacturing Practices (“GMPs”) promulgated by the FDA, and any other applicable laws, rules, and regulations. In carrying-out its services, Anthem will only allow those employees and personnel under Anthem’s direct control to perform such services and will obtain Scienture LLC’s consent prior to delegating or subcontracting any portion of the services. Anthem is required to provide prompt written reports to Scienture LLC on the status of the services provided by Anthem under the Anthem Agreement and any work order. Under the Anthem Agreement, Scienture LLC is responsible for paying Anthem the amounts designated on any attached work order. These amounts are to be paid on the schedule stated on the work order and Anthem is responsible for invoicing Scienture LLC for such amounts. Undisputed late payments incur interest at the rate of 18% per annum payable until the date of actual payment.

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

The CMC development program is focused on establishing the analytical similarity of SCN-106 to the reference product. Multiple clones of Chinese hamster ovary (“CHO”) cells have been produced to synthesize lots of SCN-106 which were screened for similarity to the reference product for several key biochemical quality attributes as well as overall protein yield and finalization of a lead clone.

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

Scienture LLC anticipates submitting an IND and, if cleared by the FDA, initiating a Phase 1 single dose study in healthy adults in 2026 to conduct an initial assessment of safety and tolerability of SCN-107.

Scienture LLC entered into a Feasibility Study and Animal Trial Material Manufacturing Agreement with Innocore Technologies, B.V. (“Innocore”) on May 26, 2020 (as amended on December 2, 2022, the “Innocore License”), for certain intellectual property rights associated with SCN-107. Under the Innocore License, Innocore granted Scienture LLC a worldwide exclusive, milestone, royalty-bearing and sublicensable license to certain patent rights for the research and development of SCN-107 in postsurgical local and regional analgesia. Pursuant to the Innocore License, Scienture LLC is required to make low single-digit percentage royalty payments based on annual net sales of licensed products for the first three years of sales on a country-by-country basis, subject to a low single digit increase as of the fourth year of sales on a country-by-country basis.

Sales and Marketing

Scienture LLC intends to market its products through its own sales forces in the U.S. and seek strategic collaborations with other pharmaceutical companies to commercialize its products outside of the U.S. Scienture LLC is in the process of building a commercial sales and marketing operation in the U.S., through a partnership with a Contract Sales Organization, to support sales of Scienture LLC’s products. This sales and marketing organization will include a combination of field teams, virtual sales representatives and omnichannel marketing to effectively reach health care providers and offer patient education. Scienture LLC’s promotional efforts are expected to further include developing a market access strategy to obtain commercial and government payor coverage for its products. In addition, Scienture LLC intends to partner with a third-party logistics provider and have internal sales operations and analytics teams to provide state-of-the-art distribution capabilities to wholesalers, pharmacies, institutional buying groups and hospitals. Scienture LLC believes its commercial operations infrastructure, will enable it to effectively target healthcare providers to support and grow its products subsequent to market entry.

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

Hypertension

Hypertension (high blood pressure) is a CVS condition, when the pressure in the blood vessels is too high (140/90 mmHg or higher). According to the Centers for Disease Control, hypertension, or high blood pressure, affects nearly half of adults in the U.S. (48.1%, or approximately 119.9 million people). Hypertension is defined as a systolic blood pressure of 140 mmHg or higher, and diastolic blood pressure of 90 mmHg or higher. Hypertension is a risk factor for stroke and heart disease, which are leading causes of death in the U.S. Factors that increase the risk of having high blood pressure include: older age, genetics, being overweight or obese, not being physically active, high-salt diet and drinking too much alcohol. Hypertension is clinically diagnosed if, when blood pressure is measured on two different days, the systolic blood pressure readings on both days is ≥140 mmHg and/or the diastolic blood pressure readings on both days is ≥ 90 mmHg.

The hypertension market has increased with the commercial launch of several branded products in recent years, as well as the launch of generic versions of branded drugs, such as Prinvil, Lotensin, Cozaar, Cardizem, Apresoline, Nitrostat and Toprol-XL. Treatment options for hypertension in the U.S. market can be broadly classified across the following product classes, Angiotensin-converting enzyme (“ACE”) inhibitors, Angiotensin II receptor blockers (“ARBs”), Beta-Blockers, Diuretics and Calcium Channel Blockers.

Scienture LLC’s product, ArbliTM (Losartan Oral Suspension 10mg/mL), is a ready to use oral suspension of losartan for increased patient convenience and ease of dosing. Losartan is classified as an ARB for treating hypertension and is one of the highest prescribed molecules for this indication. Current products in the market containing losartan are available only as oral solids, which can be further compounded to a liquid formulation. Scienture LLC believes that ArbliTM is the first liquid formulation of losartan on the market that does not require compounding and has reduced dosing volume and long-term shelf life at room temperature storage.

Opioid Abuse

The opioid overdose epidemic remains a significant public health issue and continues to rise exponentially in the U.S. According to the 2024 National Survey on Drug Use and Health, among people aged 12 or older in 2024, 2.7 percent (or 7.8 million people) misused opioids in the prior year. Additionally, according to the Centers for Disease Control, new preliminary data predicts that there were 71,542 drug overdose deaths for the 12 months ending in October 2025. The majority of those deaths involved highly potent synthetic opioids and their analogues. These synthetic opioids are highly powerful, with fentanyl and carfentanil estimated to be up to 100 and 10,000 times more potent than morphine, respectively. While fentanyl has been available in prescription form as an analgesic for some time, data indicates that the dramatic rise in drug overdose deaths in recent years can be attributed primarily to the influx of illicitly manufactured synthetic opioids.

Approved by the FDA in 1971, naloxone is considered the standard of care and has been shown to be effective in opioid overdose reversals. The opioid overdose reversal market (specifically for naloxone-based products) includes several branded and generic products across nasal spray, auto-injector, and injectable formulations. Most growth in recent years has been in intranasal products, such as Narcan 4mg, RiVive 3mg and Kloxxado 8mg, which are needle free and easier for bystanders and community responders to use. Real world studies suggest the need for multiple naloxone administrations (“MNA”) using these products among bystanders and EMS providers continues to increase. With the increase of synthetic opioids and the rapid onset of effect, evidence is emerging suggesting the need for increased doses of naloxone to reverse opioid toxicity.

REZENOPYTM (Naloxone HCl Nasal Spray, 10mg) is the highest FDA-approved nasal spray dose available in the U.S. market. The product provides maximum naloxone protection in a single easy-to-use device and caters to the segment of patients who need multiple doses of lower strength for stabilization in emergency situations. REZENOPYTM provides potential longer duration of opioid receptor block, improves chances of quicker reversal and possible coverage against multiple abuse agents inclusive of synthetic opioids and combinations, through a single dose administration of 10mg naloxone hydrochloride. High dose REZENOPY™ improves the chances of reversing potent opioids quickly and reducing the requirement of MNA.

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

Patent Portfolio

ArbliTM (SCN-102)

SCN-102 has two orange book listed formulation composition and method of use patents in the U.S. Patent #: 11,890,273, Issue Date: February 6, 2024, titled “LOSARTAN LIQUID FORMULATIONS AND METHODS OF USE”, Expiration Date: October 7, 2041 and Patent #: 12,156,869, Issue Date: December 03, 2024, titled “LOSARTAN LIQUID FORMULATIONS AND METHODS OF USE”, Expiration Date: October 7, 2041. A third application is pending (Appl. No. 18/061,819; Filing Date: December 5, 2022; Expiration: on or after October 7, 2041).

REZENOPYTM (SCN-110)

SCN-110 has an issued orange book listed formulation composition and method of use patent in the U.S. Patent #: 12,514,854, Issue Date: January 6, 2026, titled “DRUG PRODUCTS FOR INTRANASAL ADMINISTRATION AND USES THEREOF”, Expiration Date: February 5, 2041. A second application is pending in the U.S. (18/602,972; Filing Date: March 12, 2024; Expiration Date: February 5, 2041).

SCN-104

SCN-104 has a formulation composition and method of use application pending in the U.S. (Appl. No. 17/757,924; Filing Date: June 23, 2022; Expiration Date: June 15, 2035).

SCN-106

SCN-106 is a potential biosimilar and considered by Scienture LLC to be part of its product development portfolio, however Scienture LLC is not pursuing patent protection for this product.

SCN-107

SCN-107 has a formulation composition and method of use application pending in the U.S. (Appl. No. 17/996,995; Filing Date: October 24, 2022; Expiration Date: on or after April 22, 2041). Applications in Canada and Europe are currently pending. As described above, Scienture LLC licenses certain patent rights from Innocore for the research and development of SCN-107.

Collaborations and Licensing Arrangements

Kindeva Drug Delivery L.P. (“Kindeva”)

Scienture LLC entered into the Kindeva Agreement on March 4, 2025, pursuant to which Kindeva granted Scienture LLC an exclusive, non-transferrable, non-sublicensable right and license to commercialize REZENOPYTM (Nalaxone HCI Nasal spray 10mg/0.11mL) (the “Product”) within the United States and its territories. Scienture LLC intends to use the exclusive right and license to price, launch, promote, market, distribute, and educate the public on the Product.

Unless earlier terminated, the term of the Kindeva Agreement will remain in effect for 10 years from the date of first commercial sale of the Product in the United States and its territories to an unaffiliated third-party. The Kindeva Agreement will automatically renew for successive 1-year periods unless either party terminates the agreement in accordance with its terms. Either party may terminate the Kindeva Agreement if (i) the other party materially breaches the Kindeva Agreement and has not cured such breach during a period of 90 days following notice of the breach, (ii) the Product is withdrawn from the market as a result of any ruling or requirement by the FDA, a voluntary recall by the FDA is issued, or there are material safety concerns that could significantly impact the commercial viability of the Product, or (iii) the Product is the subject of a mass tort liability action or is subject to material health and public safety concerns. Scienture LLC may terminate the Kindeva Agreement upon 120 days prior written notice if Scienture LLC determines that the Product is compromised by an adverse and material change in the market or other adverse and material business conditions. The Kindeva Agreement is also terminable by either party upon the occurrence of certain bankruptcy related events pertaining to the other party.

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

Pursuant to the Kindeva Agreement, Kindeva will retain control of all activities associated with manufacturing the Product, and be responsible for any non-clinical or clinical studies regarding the Product. Kindeva will provide a copy of the NDA for the Product to Scienture LLC as well as all related information and data necessary for Scienture LLC to commercialize the Product. Once the NDA is transferred to Scienture LLC, Scienture LLC will be responsible for maintaining the NDA and deal with any regulatory authorities regarding the advertising and marketing of the Product as well as any adverse drug experience reports for the Product that Scienture LLC directly receives. The initial supply price for the Product to Scienture LLC is $9.20 per unit. Kindeva may increase that price not more than once each calendar year after the launch of the Product to account for any increased manufacturing costs.

Under the Kindeva Agreement, Scienture LLC and Kindeva agreed to form a joint steering committee within 30 days to oversee and coordinate their respective activities under the Kindeva Agreement with respect to any additional regulatory or development requirements needed to obtain any regulatory approvals needed for Scienture LLC to fulfill its commercialization responsibilities. The joint steering committee will be comprised of four members, with 2 members to be appointed by each of Scienture LLC and Kindeva. The joint steering committee is responsible for establishing timelines for the launch of the Product, overseeing the development and commercialization of the Product, providing strategic direction and performance criteria, and resolving disputes that might arise under and in connection with the Kindeva Agreement. The joint steering committee will meet 4 times per year, unless Scienture LLC and Kindeva agree to a different schedule. The joint steering committee must act by unanimous vote of the members present at a meeting, provided that at least 1 member from each of Scienture LLC and Kindeva must be present at such meeting, or may otherwise act by a written consent signed by all members.

In exchange for the exclusive rights to develop and commercialize the Products, Scienture LLC agreed to pay Kindeva certain milestone payments, net sales share payments, and NDA cost reimbursements, including:

●	A one-time commercial milestone payment of between $2.5 million and $10 million based on the achievement of certain pre-defined annual net sales targets;
●	Milestone payments totaling $1 million, $200,000 of which was due upon executing the Kindeva Agreement, $300,000 of which is due within 3 months of executing the Kindeva Agreement, $250,000 of which is due upon delivery of the initial commercial supply of the Product, and $250,000 of which is due 3 months after receipt of such commercial supply;

●	Profit-sharing payments representing 10% of the net sales by Scienture LLC of the Product, which will be reduced to 8% of the net sales on the market entry of a third party generic ANDA for the Product; and
●	Additional profit-sharing payments representing 5% of the net sales until the total cumulative payments equals Kindeva’s cost of developing and receiving NDA approval of the Product, which was $12.8 million as of the date of the Kindeva Agreement.

Under the Kindeva Agreement, Scienture LLC agreed to place minimum order quantities of the Product of 3 batches of 450,000 units per year beginning in 2027 or, alternatively, pay Kindeva $1.242 million per year unless Scienture LLC elects to terminate the Kindeva Agreement pursuant to its terms.

Kesin Pharma Corporation (“Kesin”)

Scienture LLC entered into exclusive license and commercial agreements on August 28, 2022 and April 24, 2023, with Kesin, a related party, pursuant to which Scienture LLC granted the exclusive license rights to commercialize SCN-102 and SCN-104, respectively, to Kesin for use in the United States (together, the “Kesin Agreement”). In consideration of the rights granted, Scienture LLC received milestone payments and reimbursement of costs actually incurred related to SCN-102 and SCN-104.

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

24

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

Environmental Matters

The Company and Scienture LLC’s operations and those of its third-party manufacturers and suppliers are subject to national, state and local environmental laws. Scienture LLC has made, and intends to continue to make, expenditures and undertake efforts to comply with applicable laws. Scienture LLC believes the safety procedures utilized by it for the handling and disposing hazardous materials comply with the standards prescribed by applicable laws and regulations.

Human Capital

The Company’s success begins and ends with its people. The Company’s solid progress to date reflects the talent and hard work of all of its employees. The Company considers the intellectual capital of its employees to be an essential driver of its business and key to its future prospects. Attracting, developing, and retaining talented people in technical, marketing, sales, research, and other positions is crucial to executing its strategy and its ability to compete effectively.

Talent Acquisition, Retention and Development

The Company’s key human capital objectives are to attract, retain and develop the highest quality talent. The Company employs various human resource programs in support of these objectives. The Company’s ability to recruit and retain such talent depends on a number of factors, including compensation and benefits, talent development and career opportunities, and the work environment.

The Company attracts and rewards its employees by providing market competitive compensation and benefit packages, including incentives and recognition plans that extend to all levels in its organization. To that end, Scienture LLC offers a comprehensive total rewards program aimed at health, home-life, and financial needs of its employees. Scienture LLC’s total rewards package includes market-competitive pay, broad-based stock grants, bonuses, healthcare benefits, retirement savings plans, paid time off and family leave, an Employee Assistance Program, and mental health services.

The Company is committed to the safety, health, and security of its employees. The Company believes a hazard-free environment is critical for the success of its business. Throughout the Company’s operations, it strives to ensure that all its employees have access to safe workplaces that allow them to succeed in their jobs. The Company’s experience and continuing focus on workplace safety has enabled it to preserve business continuity without sacrificing its commitment to keeping its colleagues and workplace visitors safe.

Facilities

The Company’s corporate headquarters is located at 20 Austin Blvd, Commack, NY 11725, which is 2,000 square feet of office space with a lease termination date of July 31, 2026. The Company believes its facilities are sufficient to meet its current needs for the foreseeable future.

Legal Proceedings

From time to time, the Company may be involved in various claims and legal proceedings.

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

In August 2024, Kesin demanded immediate payment of the full amount under the Kesin Termination Agreement, alleging the full amount is payable in connection with the consummation Scienture LLC’s business combination with the Company. Scienture LLC disputed that the amount was payable, and the parties entered into discussions to resolve the issue. Nevertheless, Kesin filed its complaint on March 11, 2025, seeking payment of the disputed $1.285 million. The case was voluntarily dismissed on October 1, 2025. The Company and Kesin entered into a Settlement Agreement and Release on October 27, 2025, whereby Kesin agreed to unconditionally release and discharge the Company from all actions related to the complaint in exchange for the Company paying $1.285 million plus 8% interest from March 13, 2025, and legal fees and costs related to the complaint according to a payment schedule through December 2026.

Employees

Currently, the Company and Scienture LLC collectively employ approximately four (4) full-time employees and five (5) part-time employees. We are not a party to any collective bargaining agreements and have not experienced any strikes or work stoppages. We consider our relations with our employees and consultants to be satisfactory.

Seasonality

Our business is not directly affected by seasonal fluctuations but is affected indirectly by the fall and winter flu season, to the extent it leads to an increased demand for certain generic pharmaceuticals.

Subsidiaries

We currently exist as a holding company directly owning 100% of the equity interests of Scienture LLC. Scienture LLC is a specialty pharmaceutical company focused on the commercialization and development of products for the treatment of Cardiovascular (CVS) and Central Nervous System (CNS) diseases. Scienture LLC launched its first commercial product for hypertension and is in the process of commercializing its second product for the treatment of opioid overdose. Its development pipeline consists of a broad range of novel product candidates including new potential treatments for migraine, thrombosis, pain and other related disorders.

Dispositions

SOSRx, LLC

SOSRx, LLC (“SOSRx”) was formed on February 15, 2022. The Company entered into a relationship with Exchange Health, LLC (“Exchange Health”), a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals, pursuant to which SOSRx, a Delaware limited liability company, was formed, which was owned 51% by the Company and 49% by Exchange Health. SOSRx did not generate material revenue and in February 2023 the Company voluntarily withdrew from the joint venture agreement.

Community Specialty Pharmacy, LLC and Alliance Pharma Solutions, LLC

On January 20, 2023, the Company entered into Membership Interest Purchase Agreements to sell 100% of the outstanding membership interests of the Company’s former subsidiaries, Community Specialty Pharmacy, LLC and Alliance Pharma Solutions, LLC (d.b.a DelivMeds). The Company also agreed to enter into a Master Service Agreement to operate the businesses prior to closing. The transactions contemplated by the Membership Interest Purchase Agreements closed on August 22, 2023.

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

On March 5, 2024, the Company entered in a Stock Purchase Agreement (“Superlatus SPA”) with Superlatus Foods Inc. (the “Buyer”). Pursuant to the Superlatus SPA, the Company sold all of the issued and outstanding stock of Superlatus to the Buyer. A $1.00 purchase price was delivered to the Company at the closing, which occurred simultaneously with the execution of the Superlatus SPA. As a result of the transaction Superlatus is no longer a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus became rights and obligations of the Buyer.

Other Legacy Subsidiaries

The Company also previously owned 100% of Softell Inc. (f/k/a Trxade Inc.) (“Softell”), Integra Pharma Solutions, LLC (“IPS”), Bonum Health, Inc., and Bonum Health, LLC.

Softell & IPS Entities

On October 4, 2024, the Company and Softell entered into an Assignment and Assumption of Membership Interests (the “IPS Assignment Agreement”), pursuant to which the Company transferred, and Softell accepted, 100% of the membership interests of IPS. As a result, IPS became a wholly-owned subsidiary of Softell.

On April 8, 2025, the Company entered into a Membership Interest Purchase Agreement (the “IPS MIPA”) with Tollo Health, Inc. (“Tollo”), pursuant to which Tollo agreed to purchase and the Company agreed to sell all of the Company’s membership interests in IPS. Suren Ajjarapu, the Company’s former Chief Executive Officer, and Prashant Patel, the Company’s former President and Chief Operating Officer, each have a beneficial interest in Tollo.

On April 8, 2025, the Company also entered into a Stock Purchase Agreement (the “Softell SPA”) with Tollo, pursuant to which Tollo agreed to purchase and the Company agreed to sell all issued and outstanding shares of common stock of Softell.

Bonum Health Entities

On April 8, 2025, the Company also entered into a Stock Purchase Agreement (the “Bonum SPA”) with Tollo, pursuant to which Tollo agreed to purchase and the Company agreed to sell all issued and outstanding shares of common stock of Bonum Health, Inc.

In November 2025, the Company dissolved Bonum Health, LLC.

The divestitures described above are part of a broader strategic realignment at the Company designed to sharpen operational focus and unlock long-term value. It is aligned with the Company’s commitment to streamline its core operations, optimize its portfolio, and accelerate growth in the Branded and Specialty Pharma markets. The Company intends to use the proceeds obtained from the divestment to facilitate the high-growth commercial and strategic product development activities at its Scienture LLC subsidiary.

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

On November 22, 2013, Trxade Group, Inc., a Nevada corporation (“Trxade Nevada”) and wholly owned subsidiary of Trxade, Inc., a Florida corporation (“Trxade Florida”), acquired a controlling interest of XCEL common stock pursuant to a Purchase and Sale Agreement dated November 7, 2013. Trxade Florida was formed in August 2010 under the name PharmaCycle LLC, a Nevada limited liability company (“PharmaCycle”). PharmaCycle was formed by Prashant Patel, our former President and Chief Operating Officer. In January 2013, PharmaCycle converted into a Florida corporation and changed its name to Trxade, Inc. In May 2013, Trxade Florida formed Trxade Nevada as a wholly owned subsidiary. Subsequently, Trxade Nevada acquired Trxade Florida pursuant to a reverse triangular merger, resulting in Trxade Florida becoming a wholly-owned subsidiary of Trxade Nevada (the “Nevada-Florida Merger”). Immediately following the Nevada-Florida Merger, Surendra Ajjarapu, the Company’s former Chief Executive Officer, and Mr. Patel, the Company’s former President and Chief Operating Officer, collectively owned 99% of Trxade Nevada.

On December 16, 2013, Trxade Nevada and XCEL entered into a definitive merger agreement providing for the merger of Trxade Nevada with and into XCEL, with XCEL continuing as the surviving corporation (the “XCEL Merger”). The XCEL Merger closed in January 2014. As a result of the XCEL Merger, XCEL acquired Trxade Nevada and Trxade Nevada’s wholly owned subsidiaries, including IPS. In connection with the XCEL Merger, XCEL changed its name to “Trxade Group, Inc.” and changed its trading symbol to “TRXD”.

Our common stock was approved for listing on Nasdaq under the symbol “MEDS” on February 13, 2020.

On June 1, 2021, we changed our corporate name from “Trxade Group, Inc.” to “TRxADE HEALTH, Inc.”

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

We hold a clinical-stage biopharmaceutical company with a limited operating history. Scienture LLC was formed in 2019 and its operations to date have been limited to organizing and staffing its company, business planning, raising capital, identifying and developing its product candidates for the treatment of central nervous system (“CNS”) and cardiovascular (“CVS”) diseases, securing intellectual property rights, and planning and undertaking preclinical studies and clinical trials. Scienture LLC has not yet demonstrated an ongoing ability to generate revenues, obtain regulatory approvals, manufacture any product on a commercial scale or arrange for a third party to do so on its behalf or conduct sales and marketing activities necessary for successful product commercialization. Scienture LLC’s limited operating history as a company makes any assessment of its future success and viability subject to significant uncertainty. Scienture LLC encounters risks and difficulties frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields, and Scienture LLC has not yet demonstrated an ability to successfully overcome such risks and difficulties. If Scienture LLC does not address these risks and difficulties successfully, its business will suffer.

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

We anticipate that our expenses will increase substantially if, and as, we:

●	advance our product candidates through clinical development;

●	seek regulatory approvals for our product candidates that successfully complete clinical trials;

●	hire additional clinical, quality control, medical, scientific and other technical personnel to support the clinical development of our product candidates;

●	experience an increase in headcount as we expand our research and development organization and market development and pre-commercial planning activities;

●	undertake any pre-commercial or commercial activities to establish sales, marketing and distribution capabilities, including in relation to our product candidates;

●	seek to identify, acquire and develop additional product candidates, including through business development efforts to invest in or in-license other technologies or product candidates;

●	maintain, expand and protect our intellectual property portfolio; and

●	make milestone, royalty, interest, or other payments due under any in-license, collaboration agreements; financing agreements, or other arrangements with third parties.

Biopharmaceutical product development entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval, secure market access and reimbursement and become commercially viable, and therefore any investment in us is highly speculative. Accordingly, you should consider our prospects, factoring in the costs, uncertainties, delays and difficulties frequently encountered by companies in clinical development, especially clinical-stage biopharmaceutical companies such as us. Any predictions you make about our future success or viability may not be as accurate as they would otherwise be if we had a longer operating history or a history of successfully developing and commercializing pharmaceutical products. We may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors in achieving our business objectives.

Additionally, our expenses could increase beyond our expectations if we are required by the FDA or other comparable regulatory authorities to perform clinical trials in addition to those that we currently expect, or if there are any delays in establishing appropriate manufacturing arrangements for or in completing our clinical trials or the development of any of our product candidates.

We need additional capital which may not be available when needed or on commercially acceptable terms. Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our product candidates.

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

Until such time, if ever, as we can generate substantial product revenue, we expect to finance our operations with existing cash, cash equivalents, short-term investments, and any future equity or debt financings and upfront and milestone and royalty payments, if any, received under any future licenses or collaborations. While we believe that our cash as of the date of this Annual Report will be sufficient to meet our funding requirements during the next 12 months, this belief may prove to be wrong as we could utilize available capital resources sooner than we expect. We will eventually need to raise additional capital or secure debt funding to support on-going operations. This may include raising additional financing on an opportunistic basis in the future. For example, we may seek to raise equity capital or obtain additional capital in the near term due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for current or future operating plans.

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

The use of resources for new businesses and new products, services, and technologies, to the extent such new businesses and new products, services, and technologies do not generate revenues or profits may take management’s focus and time away from more profitable endeavors, may require us to take significant write-downs or write-offs, may take funding away from our other operations or growth opportunities, which may ultimately be more profitable, and may have a material adverse effect on our cash flows, liquidity and revenues, any or all of which may cause the value of our securities to decline in value or become worthless.

Our business is highly dependent on the success of certain product candidates. If we are unable to successfully complete clinical development, obtain regulatory approval for or commercialize one or more of our product candidates, or if we experience delays in doing so, our business will be materially harmed.

Scienture LLC has completed development of SCN-102, which received FDA regulatory approval in March 2025 and commenced commercialization in the third quarter of 2025. The remaining product candidates — SCN-104, SCN-106, and SCN-107 — remain in clinical or preclinical development. Management expects SCN-104 and SCN-106 to achieve regulatory approval in 2027 or 2028, with commercialization projected to begin in 2028, and SCN-107 to achieve regulatory approval in 2028 or 2029, with commercialization projected to begin in 2029. Our future success and ability to generate revenue from Scienture LLC’s product candidates is dependent on our ability to successfully develop, obtain regulatory approval for, and commercialize one or more of our remaining product candidates. If any of Scienture LLC’s product candidates encounters safety or efficacy problems, development delays, regulatory issues, or other problems, our development plans and business would be materially harmed.

We may not have the financial resources to continue development of our product candidates, particularly if we experience any issues that delay or prevent regulatory approval of, or our ability to commercialize, product candidates, including:

●	inability to demonstrate to the satisfaction of the FDA or other comparable regulatory authorities that our product candidates are safe and effective;

●	insufficiency of our financial and other resources to complete the necessary clinical trials and preclinical studies;

●	negative or inconclusive results from clinical trials, preclinical studies or the clinical trials of others for product candidates similar to ours, leading to a decision or requirement to conduct additional clinical trials or preclinical studies or abandon a program;

●	product-related adverse events experienced by subjects in our clinical trials, including unexpected toxicity results, or by individuals using drugs or therapeutic biologics similar to our product candidates;

●	delays in submitting an IND application or other regulatory submission to the FDA or other comparable regulatory authorities, or delays or failure in obtaining the necessary approvals from regulators to commence a clinical trial or a suspension or termination, or hold, of a clinical trial once commenced;

●	conditions imposed by the FDA or other comparable regulatory authorities regarding the scope or design of our clinical trials;

●	poor effectiveness of our product candidates during clinical trials;

●	better than expected performance of control arms, such as placebo groups, which could lead to negative or inconclusive results from our clinical trials;

●	delays in enrolling subjects in our clinical trials;

●	high drop-out rates of subjects from our clinical trials;

●	inadequate supply or quality of product candidates or other materials necessary for the conduct of our clinical trials;

●	higher than anticipated clinical trial or manufacturing costs;

●	unfavorable FDA or comparable regulatory authority inspection and review of our clinical trial sites;

●	failure of our third-party contractors or investigators to comply with regulatory requirements or the clinical trial protocol or otherwise meet their contractual obligations in a timely manner, or at all;

●	delays and changes in regulatory requirements, policies and guidelines, including the imposition of additional regulatory oversight around clinical testing generally or with respect to our therapies in particular; or

●	varying interpretations of data by the FDA or other comparable regulatory authorities.

In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. We may in the future conduct one or more clinical trials with one or more trial sites that are located outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to conditions imposed by the FDA, and there can be no assurance that the FDA will accept data from trials conducted outside of the United States. If the FDA does not accept the data from any trial that we conduct outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

We are dependent upon our current management, who may have conflicts of interest. Our ability to develop product candidates and our future growth depends on attracting, hiring and retaining key personnel and recruiting additional qualified personnel.

Our success depends upon the continued contributions of our key management and scientific personnel, many of whom have substantial experience with developing therapies, identifying potential product candidates and building the technologies related to the clinical development of our product candidates. However, some of officers and directors have duties and affiliations with other companies. Involvement of our officers and directors in other businesses may present a conflict of interest regarding decisions they make for us or with respect to the amount of time available for us.

Given the specialized nature of CNS and CVS diseases and our approach, there is an inherent scarcity of experienced personnel in these fields. As we continue developing product candidates, we will require personnel with medical, scientific, or technical qualifications specific to each program. The loss of any of our officers or directors, in particular our current management team consisting of Shankar Hariharan, Narasimhan Mani or Rahul Surana, could have a materially adverse effect upon our business and future prospects.

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

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for a partnership or collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed partnerships or collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the potential differentiation of our product candidates from competing product candidates, design or results of clinical trials, the likelihood of approval by the FDA or other comparable regulatory authorities and the regulatory pathway for any such approval, the potential market for the product candidate, the costs and complexities of manufacturing and delivering the product to patients and the potential of competing products. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available for partnership or collaboration and whether such a partnership or collaboration could be more attractive than the one with us for our product candidate. If we elect to increase expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop product candidates or bring them to market and generate product revenue.

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

We do not own or operate manufacturing facilities for the production of clinical or commercial quantities of our product candidates, and we lack the resources and the capabilities to do so. Our current strategy is to outsource all manufacturing of our product candidates to third parties, including in jurisdictions outside of the United States such as China. As such, we currently rely on third-party manufacturers to provide all of the Active Pharmaceutical Ingredients (“API”) and the final drug product formulation of all of our product candidates that are being used in our clinical trials and preclinical studies. If we were to need an alternate manufacturer, we would incur added costs and delays in identifying and qualifying any such replacement. In addition, we typically order raw materials, API and drug product and services on a purchase order basis and do not enter into long-term dedicated capacity or minimum supply arrangements with any commercial manufacturer. We may not be able to timely secure needed supply arrangements on satisfactory terms, or at all. Our failure to secure these arrangements as needed could have a material adverse effect on our ability to complete the development of our product candidates or, to commercialize them, if approved. We may be unable to conclude agreements for commercial supply with third-party manufacturers or may be unable to do so on acceptable terms. There may be difficulties in scaling up to commercial quantities and formulation of our product candidates, and the costs of manufacturing could be prohibitive.

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

If we do not maintain our key manufacturing relationships, we may fail to find replacement manufacturers or develop our own manufacturing capabilities, which could delay or impair our ability to obtain regulatory approval for our product candidates. If we do find replacement manufacturers, we may not be able to enter into agreements with them on terms and conditions favorable to us and there could be a substantial delay before new facilities could be qualified and registered with the FDA and other comparable regulatory authorities.

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

Some of our manufacturers are located outside of the United States, including in China. There is currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, government regulations and tariffs. Increased tariffs or pending legislation that would impose federal contracting or federal funding limitations on parties directly using or connected to those using the services or equipment of certain foreign entities with known or alleged associations with foreign adversaries could potentially disrupt our existing supply chains and impose additional costs on our business. In particular, certain Chinese biotechnology companies and commercial manufacturing organizations may become subject to trade restrictions, sanctions, and other regulatory requirements by the U.S. government, which could restrict or even prohibit our ability to work with such entities, thereby potentially disrupting our supplies and manufacturing. Additionally, it is possible further tariffs may be imposed that could affect imports of any APIs used in our product candidates in the future, or our business may be adversely impacted by retaliatory trade measures taken by China or other countries, including restricted access to such raw materials used in its product candidates. Given the unpredictable regulatory environment in China and the United States and uncertainty regarding how the U.S. or foreign governments will act with respect to tariffs, international trade agreements and policies, further governmental action related to tariffs, additional taxes, contracting matters, regulatory changes or other retaliatory trade measures in the future could occur with a corresponding detrimental impact on our business and financial condition.

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

The successful development of our pharmaceutical products involves a lengthy and expensive process and is highly uncertain.

Successful development of our pharmaceutical products involves a lengthy and expensive process, is highly uncertain, and is dependent on numerous factors, many of which are beyond our control. Product candidates that appear promising in the early phases of development may fail to reach the market for several reasons, including:

●	clinical trial results may show the product candidates to be less effective than expected;

●	failure to receive the necessary regulatory approvals or a delay in receiving such approvals, which, among other things, may be caused by patients who fail the trial screening process, slow enrollment in clinical trials, patients dropping out of trials, patients lost to follow-up, length of time to achieve trial endpoints, additional time requirements for data analysis or NDA or similar foreign application preparation, discussions with the FDA or other comparable regulatory authority, FDA or other comparable regulatory request for additional preclinical or clinical data (such as long-term toxicology studies) or unexpected safety or manufacturing issues;

●	preclinical study results may show the product candidate to be less effective than desired or to have harmful side effects;

●	failure to receive the necessary post-marketing approval requirements; or

●	the proprietary rights of others and their competing products and technologies may prevent our product candidates from being commercialized.

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

In addition, if any of our product candidates receive marketing approval, we will be subject to significant regulatory obligations regarding the submission of safety and other post-marketing information and reports and registration, and will need to continue to comply (or ensure that our third-party providers comply) with current cGMPs and GCPs for any clinical trials that we conduct post-approval. In addition, there is always the risk that we, a regulatory authority or a third party might identify previously unknown problems with a product post-approval, such as adverse events of unanticipated severity or frequency. Compliance with these requirements is costly, and any failure to comply or other issues with our product candidates post-approval could adversely affect our business, financial condition and results of operations.

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

Scienture LLC is a party to the Innocore License, an exclusive and royalty-bearing intellectual property license agreement. In connection with our efforts to expand our pipeline of product candidates, we expect to enter into additional license agreements in the future. We expect that any future license agreements we may enter into may impose various diligence, milestone payment, royalty, insurance, and other obligations on us. If we fail to comply with these obligations, our licensors may have the right to terminate the relevant agreement, in which event we would not be able to develop or market the products covered by such licensed intellectual property, or to pursue other remedies.

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

Even if we are able to obtain regulatory approvals for SCN-106, the commercial success of SCN-106 is dependent upon market acceptance. Levels of market acceptance for our product could be affected by several factors, including:

a. internal control over financial reporting a. the availability of alternative products from our competitors;

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

There is no guarantee that we will be able to maintain our listing on Nasdaq for any period of time by perpetually satisfying Nasdaq’s continued listing requirements. Our failure to continue to meet these requirements may result in our securities being delisted from Nasdaq. At times, we have received deficiency notices from Nasdaq regarding our inability to comply with various of the continued listing rules (including stockholders’ equity requirements, publicly held share requirements, and timely filing requirements). For example, on October 14, 2025, we received a written notice from the Listing Qualifications department of Nasdaq indicating that we were not in compliance with Nasdaq Listing Rule 5450(a)(1), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”). This written notice had no immediate effect on the listing or trading of our common stock on Nasdaq. According to the notice, we have 180 calendar days, or until April 13, 2026 (the “Initial Compliance Period”), to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during the Initial Compliance Period.

In the event we do not regain compliance with the Minimum Bid Price Requirement during the Initial Compliance Period, we may be eligible for an additional 180-calendar day compliance period (the “Additional Compliance Period”) if, at that time, we meet the continued listing requirement for the market value of publicly held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the bid price requirement. Additionally, we would need to provide written notice of our intention to cure the deficiency during the Additional Compliance Period, including by effecting a reverse stock split, if necessary. Our failure to regain compliance during the Initial Compliance Period or the Additional Compliance Period, if applicable, could result in delisting.

While we believe we will be able to timely regain compliance with Nasdaq’s continued listing requirements, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be able to maintain compliance with other Nasdaq listing criteria. If our common stock were to be delisted from Nasdaq, it would likely reduce the liquidity of our common stock, and, among other things, may decrease the attractiveness of our common stock to the investment community, and make it more difficult for us to issue equity securities for capital raising purposes or for acquisitions.

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

As of the date of this Annual Report, we had outstanding various warrants, stock options and other securities that are exercisable into shares of our common stock. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding securities will also dilute the ownership interests of our existing stockholders. The availability of these shares for public resale, as well as any actual resales of these shares, could adversely affect the trading price of our common stock.

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

Although we declared special cash dividends in the first and third quarters of 2024, those dividends were declared as the result of a sale various business assets and not paid from cash generated in our operations. We have not historically paid or declared any dividends on our common stock or preferred stock. Any future dividends on common stock will be declared at the discretion of our board of directors and will depend, among other things, on our earnings, our financial requirements for future operations and growth, and other facts as we may then deem appropriate. As such, the return on your investment, if any, has historically been dependent solely on an increase, if any, in the market value of our common stock.

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

For a description of our material pending legal proceedings, please see “Note 13 – Commitments and Contingencies” to the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplemental Data.”

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Common Stock

Our common stock is listed on Nasdaq, under the symbol “SCNX”. At present, there is a limited market for our common stock.

Holders of Record

As of March 27, 2026, we had 40,630,815 shares of common stock outstanding, held by 66 stockholders of record, not including holders who hold their shares in street name. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2025, the Company issued 3,760,150 shares of common stock for services. The Company relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for this issuance. Such issuance did not involve a public offering and was made without general solicitation or general advertising, and the recipient of the shares was an accredited investor.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any shares of common stock during the year ended December 31, 2025.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Recent Events. Summary of material transactions occurring during year ended December 31, 2025.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the years ended December 31, 2025 and 2024.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

On July 25, 2024, we acquired a wholly-owned subsidiary, Scienture LLC. Scienture LLC is a specialty pharmaceutical company focused on the commercialization and development of products for the treatment of Cardiovascular (CVS) and Central Nervous System (CNS) diseases. Scienture LLC launched its first commercial product for hypertension and is in the process of commercializing its second product for the treatment of opioid overdose. Its development pipeline consists of a broad range of novel product candidates including new potential treatments for migraine, thrombosis, pain and other related disorders. Scienture LLC’s mission is to bring to market innovative technology-based products to address unmet medical needs. Its targeted portfolio consists of short term and long-term opportunities with efficient development, regulatory, and go to market strategies.

Dispositions

SOSRx, LLC

SOSRx, was formed on February 15, 2022. The Company entered into a relationship with Exchange Health, LLC (“Exchange Health”), a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals, pursuant to which SOSRx, a Delaware limited liability company, was formed, which was owned 51% by the Company and 49% by Exchange Health. SOSRx did not generate material revenue and in February 2023 the Company voluntarily withdrew from the joint venture agreement.

Community Specialty Pharmacy, LLC and Alliance Pharma Solutions, LLC

On January 20, 2023, the Company entered into Membership Interest Purchase Agreements to sell 100% of the outstanding membership interests of the Company’s former subsidiaries, Community Specialty Pharmacy, LLC and Alliance Pharma Solutions, LLC (d.b.a DelivMeds). The Company also agreed to enter into a Master Service Agreement to operate the businesses prior to closing. The transactions contemplated by the Membership Interest Purchase Agreements closed on August 22, 2023.

Superlatus Inc.

On July 14, 2023, the Company entered into the Superlatus Merger Agreement with Superlatus Inc., a diversified food technology company, and Merger Sub.

On July 31, 2023, the Company completed its acquisition of Superlatus in accordance with the terms and conditions of the Superlatus Merger Agreement, pursuant to which the Company acquired Superlatus by way of a merger of the Merger Sub with and into Superlatus, with Superlatus being a wholly owned subsidiary of the Company and the surviving entity in the Superlatus Merger.

Under the terms of the Superlatus Merger Agreement, at the Closing, shareholders of Superlatus received an aggregate of 136,441 shares of the Company’s common stock and 306,855 shares of the Company’s Series B Preferred Stock, convertible into 100 shares of the Company’s common stock. At Closing, the value of the Company’s common stock was $7.30 per share, resulting in a total value of $225,000,169.

On October 13, 2023, the Company announced that Superlatus PD Holding Company, Inc., a purported subsidiary of Superlatus, entered into a supplier agreement with Rainforest, pursuant to which Superlatus allegedly appointed Rainforest as its exclusive distributor for Superlatus’ portfolio of consumer packaged goods brands in certain markets. The Company later learned and announced that neither the Company’s management nor the Company’s Board of Directors authorized or approved the organization of Superlatus PD Holding Company, Inc. or the entry into the supplier agreement. Instead, the Company’s management determined that certain representatives of a former subsidiary of the Company likely unilaterally took actions related to the supplier agreement.

On January 8, 2024, the Company entered into the Superlatus Amendment as not all of the closing conditions of the Superlatus Merger Agreement were met. Under the terms of the Superlatus Amendment, the merger consideration to the shareholders of Superlatus was adjusted to the aggregate of 136,441 shares of the Company’s common stock and 15,759 shares of the Company’s Series B Preferred Stock, resulting in a total value of $12,500,089. Additionally, the shareholders of Superlatus agreed to surrender back to the Company 291,096 shares of the Company’s Series B Preferred Stock.

On March 5, 2024, the Company entered into the Superlatus SPA with the Buyer, Superlatus Foods Inc. Pursuant to the Superlatus SPA, the Company sold all of the issued and outstanding stock of Superlatus to the Buyer. A $1.00 purchase price was delivered to the Company at the closing, which occurred simultaneously with the execution of the Superlatus SPA. As a result of the transaction Superlatus is no longer a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus became rights and obligations of the Buyer.

Other Legacy Subsidiaries

The Company also previously owned 100% of Softell, IPS, Bonum Health, Inc., and Bonum Health, LLC.

Softell & IPS Entities

On October 4, 2024, the Company and Softell entered into the IPS Assignment Agreement, pursuant to which the Company transferred, and Softell accepted, 100% of the membership interests of IPS. As a result, IPS became a wholly-owned subsidiary of Softell.

On April 8, 2025, the Company entered into the IPS MIPA with Tollo, pursuant to which Tollo agreed to purchase and the Company agreed to sell all of the Company’s membership interests in IPS. Suren Ajjarapu, the Company’s former Chief Executive Officer, and Prashant Patel, the Company’s former President and Chief Operating Officer, each have a beneficial interest in Tollo.

On April 8, 2025, the Company also entered into the Softell SPA with Tollo, pursuant to which Tollo agreed to purchase and the Company agreed to sell all issued and outstanding shares of common stock of Softell.

Bonum Health Entities

On April 8, 2025, the Company also entered into the Bonum SPA with Tollo, pursuant to which Tollo agreed to purchase and the Company agreed to sell all issued and outstanding shares of common stock of Bonum Health, Inc.

In November 2025, the Company dissolved Bonum Health, LLC.

The divestitures described above are part of a broader strategic realignment at the Company designed to sharpen operational focus and unlock long-term value. It is aligned with the Company’s commitment to streamline its core operations, optimize its portfolio, and accelerate growth in the Branded and Specialty Pharma markets. The Company intends to use the proceeds obtained from the divestment to facilitate the high-growth commercial and strategic product development activities at its Scienture LLC subsidiary.

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

Liquidity Outlook Cash Explanation

Cash Requirements

As of December 31, 2025, the Company’s primary source of liquidity consisted of $6,662,008 in cash and cash equivalents and the Tollo promissory note with a principal balance of $5,000,000 (bearing interest at the prime rate and maturing June 30, 2030). The Company has financed its operations primarily through equity issuances under its equity line of credit (“ELOC”) and convertible note arrangements. During the year ended December 31, 2025, the Company raised approximately $26.3 million in gross equity proceeds through ELOC and other equity transactions. The Company’s principal uses of cash are commercialization of ARBLI™ and REZENOPYTM research and development, general and administrative costs, and debt service. The Company expects to fund its operations for at least the next twelve months from its existing cash balance and revenues generated from ARBLI™ commercialization, which commenced in the third quarter of 2025 and is expected to grow in 2026. The company also expects to generate revenue from REZENOPYTM which is anticipated to commence in the second quarter of 2026. The Company may also raise additional funding through the sale of debt or equity to fund accelerated pipeline development activities; however, there can be no assurance that such funding will be available on favorable terms, or at all.

The Company’s ability to continue to fund operations beyond the next twelve months will depend on its ability to grow revenues from the commercialization of ARBLI™ and REZENOPYTM and, if needed, to access additional capital markets. Management continues to evaluate potential strategic transactions and partnerships to accelerate product development and commercialization across the pipeline.

Going Concern

The consolidated financial statements have been prepared on a going concern basis. As of December 31, 2025, the Company had cash and cash equivalents of $6,662,008, positive working capital of approximately $5,181,000, and current liabilities of approximately $2,735,000. Management evaluated conditions and events in accordance with ASC 205-40 and determined that, based on the factors described below, there is no substantial doubt about the Company’s ability to continue as a going concern for the twelve-month period following the date these financial statements are issued. See also “Note 2 – Going Concern” in the Notes to Consolidated Financial Statements for further discussion.

As of December 31, 2025, the Company had an accumulated deficit of $80,551,237 and cash and cash equivalents of $6,662,008. The Company had current liabilities of $2,735,351 and working capital of approximately $5,181,000, an improvement of approximately $6,782,000 from the working capital deficit of $(1,601,416) as of December 31, 2024.

Management believes that the Company’s existing cash of $6,662,008, combined with growing revenues from ARBLI™ and REZENOPYTM commercialization and its plans to access additional capital as needed, will be sufficient to fund operations and meet its obligations for at least the twelve months following the issuance of these financial statements. Key factors supporting this assessment include: (i) cash on hand of $6.7 million, which management believes is sufficient to cover current operating requirements; (ii) positive working capital of approximately $5.2 million as of December 31, 2025, compared to a working capital deficit of approximately $(1.6) million as of December 31, 2024; (iii) initial revenues from ARBLI™ commencing in the third quarter of 2025, with projected revenue growth in 2026; (iv) initial revenues from REZENOPY™ commencing in the third quarter of 2025, with projected revenue growth in 2026 and (v) the Company’s ability to modulate discretionary spending and access equity markets, as demonstrated by raising approximately $26.3 million in gross equity proceeds during 2025.

Cash Flows

The following table summarizes the Company’s Consolidated Statements of Cash Flows for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Change	% Change
Net cash used in operating activities from continuing operations	$(13,382,482)	$(13,286,163)	$(96,319)	1%
Net cash provided by (used in) operating activities from discontinued operations	2,799	(979,075)	981,874	-100%
Operating Activities	$(13,379,683)	$(14,265,238)	$885,555	-6%

Net cash used in investing activities from continuing operations	—	$(2,379,024)	$2,379,024	-100%
Net cash provided by investing activities from discontinued operations	—	29,931,815	(29,931,815)	-100%
Investing Activities	$—	$27,552,791	$(27,552,791)	-100%

Net cash provided by (used in) financing activities from continuing operations	$19,733,595	$(12,974,770)	$32,708,365	-252%
Net cash used in financing activities from discontinued operations	—	(5,000)	5,000	-100%
Financing Activities	$19,733,595	$(12,979,770)	$32,713,365	-252%

Net change in cash	$6,353,912	$307,782	$6,046,130	1,964%

Net cash used in operating activities from continuing operations for the year ended December 31, 2025 was $13,382,482, compared to net cash used in operating activities of approximately $13,286,163 for the year ended December 31, 2024. The net loss of $43,507,142 was the primary driver of cash used in operations in 2025, partially offset by significant non-cash charges including $26,346,050 of impairment losses, $3,161,100 of debt discount amortization, $2,068,892 of stock-based compensation expense, $4,310,090 of common stock issued for services, $453,846 of amortization of intangible assets, and gains on warrant and derivative fair value changes of $3,205,854. Changes in working capital used cash of approximately $3,0,000, primarily driven by increases in accounts receivable and inventory associated with the ARBLI™ commercialization launch.

Net cash provided by (used in) investing activities from continuing operations was $0 for the year ended December 31, 2025 and $2,379,024 net cash used in investing activities from continuing operations for the year ended December 31, 2024. Net cash provided by investing activities from discontinued operations was $0 for 2025, compared to $29,931,815 in 2024, which primarily reflected proceeds from the disposition of Micro Merchant Systems assets and other asset sales completed in the first and second quarters of 2024.

Net cash provided by financing activities from continuing operations for the year ended December 31, 2025 was $19,733,595, compared to net cash used in financing activities of approximately $12,980,000 for the year ended December 31, 2024. Cash provided by financing activities in 2025 was primarily driven by gross proceeds of $26,293,039 from the issuance of common stock through the Company’s ELOC and other equity transactions, partially offset by repayment of convertible notes of $9,244,444, net repayment of related party loans of $415,000, and development liability payments of $400,000. The year ended December 31, 2024 reflected cash used in financing activities primarily due to the payment of special cash dividends of approximately $14,858,000 partially offset by proceeds from convertible note issuances.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the audited consolidated financial statements and the notes to these statements included in this Annual Report.

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

	Year Ended
	December 31,			Percent
	2025	2024	Change	Change
Revenues	$431,609	$136,643	294,966	216%
Cost of sales	100,127	130,638	(30,511)	-23%
Gross profit	331,482	6,005	325,477	5420%
Operating expenses:
Wage and salary expense	2,118,568	2,111,066	7,502	0%
Professional fees	2,407,822	1,458,332	949,490	65%
Accounting and legal expense	2,070,337	1,807,041	263,296	15%
Technology expense	97,261	416,311	(319,050)	-77%
General and administrative (including stock-based compensation expense)	7,926,016	6,677,580	1,248,436	19%
Research and development	1,956,270	2,236,690	(280,420)	-13%
Impairment loss	26,346,050	-	26,346,050	100%
Total operating expenses	42,922,324	14,707,020	28,215,304	192%
Change in fair value of warrant liability	909,020	(182,982)	1,092,002	-597%
Change in fair value of derivative liability	2,296,834	180,383	2,116,451	1173%
Impairment of investment	-	(2,500,000)	2,500,000	-100%
Loss on conversion of note payable	(53,446)	-	(53,446)	-100%
Loss on disposition of subsidiaries	(288,204)	-	(288,204)	-100%
Interest income	302,702	135,337	167,365	124%
Loss on disposal of asset	-	(374,968)	374,968	-100%
Interest expense	(4,083,206)	(1,335,631)	(2,747,575)	206%
Net loss from continuing operations	(43,507,142)	(18,778,876)	(24,728,266)	132%

Benefit / (provision) for income taxes	1,994,878	534,396	1,460,482	273%
Net loss from continuing operations, net of tax	(41,512,264)	(18,244,480)	(23,267,784)	128%
Income from discontinued operations, net of tax	-	27,310,278	(27,310,278)	-100%
Net (loss) income	$(41,512,264)	$9,065,798	$(50,578,062)	-558%

Revenues and Gross Profit

Revenues for the year ended December 31, 2025 were $431,609, compared to $136,643 for the year ended December 31, 2024, an increase of $294,966, or approximately 216%. The increase reflects initial sales of ARBLI™ (SCN-102, Losartan Potassium Oral Suspension) through wholesale distribution channels, which commenced in the third quarter of 2025 following FDA approval in March 2025. Revenue in 2024 consisted primarily of residual pharmaceutical wholesale activity prior to the IPS disposition. Cost of sales for the year ended December 31, 2025 was $100,127, resulting in gross profit of $331,482 (gross margin: 76.8%), compared to cost of sales of $130,638 and gross profit of $6,005 (gross margin: 4.4%) for the year ended December 31, 2024. The improvement in gross margin reflects the shift to higher-margin branded pharmaceutical sales through ARBLI™ versus the prior-period lower-margin wholesale distribution activity.

Operating Expenses

Total operating expenses were $42,922,324 for the year ended December 31, 2025 compared to $14,707,020 for the year ended December 31, 2024. The increase of $28,215,304 was primarily driven by non-cash impairment charges of $26,346,050 recognized in 2025 (comprising a goodwill impairment of $21,372,960 and IPR&D impairment of $4,973,090), with no comparable charge in 2024. Excluding impairment charges, total operating expenses were $16,576,274 in 2025 compared to $14,707,020 in 2024. Key components of operating expenses were as follows:

Wage and salary expense was $2,118,568 for the year ended December 31, 2025, relatively flat compared to $2,111,066 for 2024. Professional fees increased $949,490 to $2,407,822 in 2025 from $1,458,332 in 2024, primarily due to higher external consulting costs related to commercialization activities, SEC compliance, and corporate actions. Accounting and legal expense was $2,070,337 in 2025 compared to $1,807,041 in 2024, an increase of $263,296, driven by incremental costs associated with the year-end audit, SEC filings, and legal matters. General and administrative expenses (including non-cash stock-based compensation) increased $1,248,436 to $7,926,016 in 2025 from $6,677,580 in 2024, primarily due to higher non-cash stock-based compensation expense and costs associated with ARBLI™ commercialization activities. Technology expense decreased $319,050 to $97,261 in 2025 from $416,311 in 2024, primarily reflecting the wind-down of legacy technology platform expenses following the IPS and Softell dispositions. Research and development expenses were $1,956,270 in 2025 compared to $2,236,690 in 2024, a decrease of $280,420, reflecting shifts in the timing of CRO and regulatory spending across our pipeline programs (SCN-102: $368K; SCN-104: $422K; SCN-106: $298K; SCN-107: $500K in 2025).

Non-Operating Income (Expense)

Non-operating income (expense) for the year ended December 31, 2025 included: a gain on the change in fair value of warrant liability of $909,020 (2024: loss of $182,982), reflecting mark-to-market decreases in warrant fair value; a gain on the change in fair value of the derivative liability of $2,296,834 (2024: gain of $180,383), primarily related to the derecognition of the Arena convertible debenture derivative liability upon full repayment; interest income of $302,702 (2024: $135,337) on the Tollo promissory note; interest expense of $4,083,206 (2024: $1,335,631), reflecting a full year of amortization of debt discount and interest on the Arena debenture and other convertible notes; a loss on conversion of note payable of $53,446; and a loss on disposition of subsidiaries of $288,204, primarily related to the Bonum Health, Inc. and Softell transactions. The Company recognized an income tax benefit of $1,994,878 for the year ended December 31, 2025 (2024: $nil), reflecting changes in deferred tax liabilities attributable to the intangible asset impairment charges recognized during the year.

Net Loss and Discontinued Operations

Net loss from continuing operations, net of tax, was $41,512,264 for the year ended December 31, 2025, compared to a net loss from continuing operations of $15,803,908 for the year ended December 31, 2024. The increase in net loss was primarily attributable to the $26,346,050 of non-cash impairment charges recognized in 2025, with no comparable charge in 2024. Excluding impairment, net loss from continuing operations improved by approximately $37,000 year over year. There was no income from discontinued operations in 2025. For the year ended December 31, 2024, income from discontinued operations, net of tax, was $27,310,278, primarily from the gain on the sale of MMS assets and the Softell disposition in the first half of 2024. Net loss for the year ended December 31, 2025 was $41,512,264, compared to net income of $11,506,370 for the year ended December 31, 2024.

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

IPS is a licensed wholesaler of brand, generic and non-drug products to Customers. IPS takes orders for products, creates invoices for each order and recognizes revenue at the time the product is shipped to the Customer. IPS was divested on April 30, 2025, and its operations are presented as discontinued operations for all periods presented. Following the IPS disposition, the Company’s revenue is derived solely from the sale of pharmaceutical products through wholesale distribution channels. ARBLI™ (SCN-102, Losartan Potassium Oral Suspension) is the Company’s first commercially available product, with sales commencing in the third quarter of 2025. The Company sells its products to wholesale distributors, who in turn sell to retail pharmacies, hospitals, and other healthcare providers. Revenue is recognized at the point in time when control of the product transfers to the customer, which generally occurs upon delivery to the customer’s designated facility. Revenue is measured at the net transaction price, which reflects the gross invoice price reduced by estimated variable consideration, as described below.

Gross-to-Net Sales Adjustments. The Company records product revenue net of estimated variable consideration. Gross-to-net adjustments include: (i) chargebacks, representing the difference between the price charged to wholesale distributors and the lower contract price that distributors extend to their end-customers (including retail pharmacies, hospitals, and clinics under contracted pricing arrangements), estimated based on expected sell-through to qualifying end-customers and contractual terms; (ii) wholesaler rebates and distribution service fees, representing fees and rebates paid to wholesale distributors and, where applicable, group purchasing organizations (“GPOs”) under contractual arrangements, estimated based on contracted rates, expected sales volumes, and historical payment patterns; (iii) prompt pay discounts, representing discounts offered to wholesale distributors for timely payment, estimated based on contractual terms and expected payment timing; and (iv) product returns, estimated based on contractual return rights and available market data, which have not been material to date given the early stage of commercialization of ARBLI™. Estimates of variable consideration are updated each reporting period based on available historical data, contractual terms, and management’s judgment regarding current market conditions. Accrued liabilities related to gross-to-net adjustments are classified within accrued liabilities on the consolidated balance sheets. The Company does not disclose the value of unsatisfied performance obligations as all contracts have an expected duration of one year or less.

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

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with the generally accepted accounting principles in the United States (“GAAP”), our management uses earnings before interest, taxes, depreciation, and amortization expenses to net income (“EBITDA”), a non-GAAP measure, as a key measure in operating our business. We use EBITDA to make strategic decisions, establish business plans and forecasts, identify trends affecting our business, and evaluate performance. For example, we use adjusted EBITDA as a measure of our operating performance. Adjusted EBITDA is presented for supplemental informational purposes only, should not be considered a substitute for, or a more meaningful measure than, financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for adjusted EBITDA to the most directly comparable financial measure presented in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of adjusted EBITDA to its most directly comparable GAAP financial measure.

For the year ended December 31, 2025, adjusted EBITDA was $(5,384,274), compared to adjusted EBITDA of $17,820,898 for the year ended December 31, 2024. The decrease reflects the transition from a diversified operating business (which included higher-revenue wholesale and asset-sale activities in 2024) to a focused specialty pharmaceutical company in 2025, with initial ARBLI™ revenues only commencing in Q3 2025 and higher operating costs associated with the build-out of commercialization infrastructure. Excluding the non-cash impairment charges of $26,346,050 recognized in 2025, adjusted EBITDA was $(5,384,274), reflecting the early-stage commercial nature of the business. The following table reconciles net loss from continuing operations to adjusted EBITDA for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024
Net (loss) income	$(41,512,264)	$9,065,798
Depreciation and amortization	491,781	53,361
Benefit for income taxes	1,994,878
Interest expense	4,083,206	1,335,631
Other non-operating expenses (income)	(3,166,906)	2,742,230
Stock based compensation (non-cash)	6,378,981	4,623,878
Impairment loss	26,346,050	-
Adjusted EBITDA	$(5,384,274)	$17,820,898

Off-Balance Sheet Arrangements

During the periods presented, we did not have, nor do we currently have, any off-balance sheet arrangements as defined under SEC rules.

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “Note 1 – Organization and Basis of Presentation” to the Notes to Consolidated Financial Statements included herein under “Item 8. Financial Statements and Supplemental Data.”.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Scienture Holdings, Inc.

FORM 10-K

For the Year Ended December 31, 2025

PART II: FINANCIAL INFORMATION

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Scienture Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Scienture Holdings, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter — Impairment assessment of goodwill and indefinite-lived intangible assets

We identified the impairment assessment of goodwill and indefinite-lived intangible assets as a critical audit matter. Auditing management’s judgments regarding forecasts of future revenue and operating margin, and the discount rate to be applied involved a high degree of subjectivity and significant judgment.

How the Critical Audit Matter Was Addressed in Our Audit:

●	Obtaining an understanding of management’s process for determining goodwill and intangible asset impairment
●	Reviewing management’s impairment analysis, including the determination of fair value
●	Comparing actual sales to prior forecasts to assess forecasting accuracy
●	Utilizing valuation specialists to evaluate methodologies used by management

/s/ CM3 Advisory

We have served as the Company’s auditor since 2023

San Diego, California

March 30, 2026

Scienture Holdings, Inc.

Consolidated Balance Sheets

December 31, 2025 and 2024

	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$6,662,008	$308,096
Accounts receivable, net	731,328	11,106
Inventory	213,408	-
Prepaid expenses	262,278	4,560
Notes receivable - related party	-	1,300,000
Other receivables	-	4,138,770
Deferred offering costs	47,384	534,800
Current assets of discontinued operations	-	8,145
Total current assets	7,916,406	6,305,477
Property, plant and equipment, net	15,500	17,500
Deposits	-	22,039
Notes receivable	5,000,000	-
Interest receivable	250,000	-
Intangible assets, net	70,973,064	76,400,000
Goodwill	-	21,372,960
Operating lease right-of-use assets	23,360	201,433
Deferred tax asset	-	534,396
Total assets	$84,178,330	$104,853,805

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,443,266	$2,898,683
Accrued liabilities	657,034	1,313,731
Other current liabilities	-	5,441
Loan payable, related party	-	415,000
Convertible note, net of debt discount - current portion	-	2,285,423
Operating lease liability - current	24,137	63,334
Warrant liability	10,914	919,935
Development agreement liability - current portion	600,000	-
Current liabilities of discontinued operations	-	5,346
Total current liabilities	2,735,351	7,906,893
Convertible notes, net of debt discount	-	612,275
Derivative liability	-	2,296,834
Operating lease liability - net of current portion	-	156,469
Development agreement liability	285,000	1,285,000
Deferred tax liability	11,037,595	13,524,213
Total liabilities	14,057,946	25,781,684

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit):
Series A preferred stock, $0.00001 par value; 0 and 9,211,246 shares authorized; 0 shares issued and outstanding as of both December 31, 2025 and 2024	-	-
Series B preferred stock, $0.00001 par value; 787,754 shares authorized; 15,759 shares issued and outstanding as of both December 31, 2025 and 2024	-	-
Series C preferred stock, $0.00001 par value; 1,000 shares authorized; 0 shares issued and outstanding as of both December 31, 2025 and 2024	-	-
Series X preferred stock, $0.00001 par value; 9,211,246 shares authorized; 0 shares issued and outstanding as of both December 31, 2025 and 2024	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 40,630,815 and 8,750,582 shares issued and outstanding as of December 31, 2025 and 2024, respectively 1,015,000 and 0 shares unvested as of December 31, 2025 and 2024, respectively	406	87
Additional paid-in capital	150,671,215	118,111,007
Accumulated deficit	(80,551,237)	(39,038,973)
Total stockholders’ equity	70,120,384	79,072,121
Total liabilities and stockholders’ equity	$84,178,330	$104,853,805

The accompanying notes are an integral part of the consolidated financial statements.

Scienture Holdings, Inc.

Consolidated Statements Of Operations

Years Ended December 31, 2025 and 2024

	Year Ended
	December 31,
	2025	2024
Revenues	$431,609	$136,643
Cost of sales	100,127	130,638
Gross profit	331,482	6,005

Operating expenses:
Wage and salary expense	2,118,568	2,111,066
Professional fees	2,407,822	1,458,332
Accounting and legal expense	2,070,337	1,807,041
Technology expense	97,261	416,311
General and administrative	7,926,016	6,677,580
Research and development	1,956,270	2,236,690
Impairment loss	26,346,050	-
Total operating expenses	42,922,324	14,707,020
Operating loss	(42,590,842)	(14,701,015)

Non-operating income (expense):
Change in fair value of warrant liability	909,020	(182,982)
Change in fair value of derivative liability	2,296,834	180,383
Impairment of investment	-	(2,500,000)
Loss on conversion of note payable	(53,446)	-
Loss on disposition of subsidiaries	(288,204)	-
Interest income	302,702	135,337
Loss on disposal of asset	-	(374,968)
Interest expense	(4,083,206)	(1,335,631)
Total non-operating expense	(916,300)	(4,077,861)

Net loss from continuing operations	(43,507,142)	(18,778,876)
Benefit / (provision) for income taxes	1,994,878	534,396
Net loss from continuing operations, net of tax	(41,512,264)	(18,244,480)
Net income from discontinued operations, net of tax	-	27,310,278
Net (loss) income	$(41,512,264)	$9,065,798

Net loss per common share from continuing operations
Basic	$(2.70)	$(5.41)
Diluted	$(2.70)	$(5.41)
Net income per common share from discontinued operations
Basic	$-	$8.09
Diluted	$-	$7.47
Net (loss) income per common share
Basic	$(2.70)	$2.69
Diluted	$(2.70)	$2.48
Weighted average common shares outstanding
Basic	15,347,312	3,375,325
Diluted	15,347,312	3,653,609

The accompanying notes are an integral part of the consolidated financial statements.

Scienture Holdings, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

	Series A		Series B		Series C		Series X		Common		Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2023	-	$-	15,759	$-	290	$-	-	$-	905,008	$9	$33,788,284	$(33,245,940)	$542,353
Common stock issued for services	-	-	-	-	-	-	-	-	490,698	5	4,598,289	-	4,598,294
Conversion of Series C preferred stock into common stock	-	-	-	-	(290)	-	-	-	52,158	1	(1)	-	-
Issuance of shares pursuant to Merger	-	-	-	-	-	-	6,826,753	68	291,536	3	78,646,113	-	78,646,184
Conversion of Series X preferred stock into common stock	-	-	-	-	-	-	(6,826,753)	(68)	6,826,753	68	-	-	-
Equity line of commitment shares issued	-	-	-	-	-	-	-	-	70,000	1	534,799	-	534,800
Issuance of common shares in connection with convertible note	-	-	-	-	-	-	-	-	55,000	1	420,199	-	420,200
Warrants issued with convertible note	-	-	-	-	-	-	-	-	-	-	71,332	-	71,332
Options exercised for common shares	-	-	-	-	-	-	-	-	2,371	-	9,840	-	9,840
Warrants exercised for cash	-	-	-	-	-	-	-	-	57,058	-	16,567	-	16,567
Options expense	-	-	-	-	-	-	-	-	-	-	25,584	-	25,584
Cash dividends paid ($8 per share)	-	-	-	-	-	-	-	-	-	-	-	(12,671,072)	(12,671,072)
Cash dividends paid ($1.50 per share)	-	-	-	-	-	-	-	-	-	-	-	(2,187,759)	(2,187,759)
Net income	-	-	-	-	-	-	-	-	-	-	-	9,065,798	9,065,798
Balances at December 31, 2024	-	-	15,759	-	-	-	-	-	8,750,582	87	118,111,007	(39,038,973)	79,072,121
Common stock issued for services	-	-	-	-	-	-	-	-	3,760,150	38	4,310,052	-	4,310,090
Common stock issued for cash, net of offering costs	-	-	-	-	-	-	-	-	22,826,273	228	23,879,077	-	23,879,305
Cancellation of stock options and issuance of common stock	-	-	-	-	-	-	-	-	2,000,000	20	1,512,974	-	1,512,994
Equity line of commitment shares issued	-	-	-	-	-	-	-	-	1,064,512	11	1,526,307	-	1,526,318
Conversion of note payable into common stock	-	-	-	-	-	-	-	-	274,000	3	410,997	-	411,000
Common stock issued for convertible note settlement	-	-	-	-	-	-	-	-	224,998	2	189,671	-	189,673
Common stock issued for convertible note extension	-	-	-	-	-	-	-	-	250,000	3	175,248	-	175,250
Warrants exercised for shares	-	-	-	-	-	-	-	-	279,402	3	(3)	-	-
Restricted shares issued for services	-	-	-	-	-	-	-	-	1,200,898	12	(12)	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	555,898	-	555,898
Net loss	-	-	-	-	-	-	-	-	-	-	-	(41,512,264)	(41,512,264)
Balances at December 31, 2025	-	$-	15,759	$-	-	$-	-	$-	40,630,815	$406	$150,671,215	$(80,551,237)	$70,120,384

The accompanying notes are an integral part of the consolidated financial statements.

Scienture Holdings, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2025 and 2024

	Year Ended
	December 31,
	2025	2024
Cash flows from operating activities:
Net loss from continuing operations	$(43,507,142)	$(18,778,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	2,000	2,000
Amortization of intangible assets	453,846	-
Change in fair value of warrant liability	(909,020)	182,982
Change in fair value of derivative liability	(2,296,834)	(180,383)
Loss on conversion of note payable	53,446	-
Loss on disposition of subsidiaries	214,486	-
Stock-based compensation	2,068,892	25,584
Common stock issued for services	4,310,090	4,598,294
Goodwill impairment	26,346,050	-
Impairment of investment	-	2,500,000
Amortization of debt discount	3,161,100	912,447
Amortization of right-of-use assets	35,935	51,361
Interest income	(250,000)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(720,222)	(11,106)
Prepaid expenses and deposits	(193,023)	34,656
Inventory	(213,408)	968
Other receivables	(80,469)	(2,914,068)
Lease liability	(36,979)	(51,587)
Accounts payable	(1,567,215)	448,572
Accrued liabilities	(248,574)	(44,616)
Current liabilities	(5,441)	(62,390)
Net cash used in operating activities from continuing operations	(13,382,482)	(13,286,163)
Net cash provided by (used in) operating activities from discontinued operations	2,799	(979,075)
Net cash used in operating activities	(13,379,683)	(14,265,239)
Cash flows from investing activities:
Cash received in acquisition	-	132,976
Acquisition of property and equipment	-	(12,000)
Investment in securities	-	(2,500,000)
Net cash used in investing activities from continuing operations	-	(2,379,024)
Net cash provided by investing activities from discontinued operations	-	29,931,815
Net cash provided by investing activities	-	27,552,791
Cash flows from financing activities:
Repayment of contingent liability	-	(1,246,346)
Proceeds from loan payable, related party	116,000	150,000
Repayment of loan payable, related party	(531,000)	-
Proceeds from issuance of convertible notes, net of issuance costs	-	2,954,000
Proceeds from convertible notes	3,500,000	-
Repayment of convertible notes	(9,244,444)	-
Gross proceeds from issuance of common stock	26,293,039	-
Repayment of development liability	(400,000)	-
Cash dividends paid	-	(14,858,831)
Proceeds from exercise of warrants	-	16,567
Proceeds from exercise of options	-	9,840
Net cash provided by (used in) financing activities from continuing operations	19,733,595	(12,974,770)
Net cash used in financing activities from discontinued operations	-	(5,000)
Net cash provided by (used in) financing activities	19,733,595	(12,979,770)
Net change in cash	6,353,912	307,782
Cash at beginning of period	308,096	314
Cash at end of period	$6,662,008	$308,096

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of note payable into common stock	$411,000	$-
Equity line of commitment shares issued as offering costs	$1,526,318	$534,800
Issuance of note receivable in exchange for other receivables	$5,000,000	$-
Issuance of shares pursuant to Merger	$-	$78,646,184
Assets acquired in connection with Merger	$-	$194,554
Liabilities assumed in connection with Merger	$-	$5,797,117
Insurance premium financed	$-	$198,245
Issuance of common shares in connection with converible debenture	$-	$420,200
Deferred offering costs	$-	$69,444
Derivative liability recognized in connection with issuance of convertible note	$-	$2,477,217
Warrants issued with convertible note	$-	$71,332
Common stock issued for convertible note settlement	$189,673	$-
Common stock issued for convertible note extension	$175,250	$-
Accretion of original issue discount on Treasury Bills	$20,625	$-

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Overview

On September 20, 2024, changed its legal name from “TRxADE HEALTH, Inc.” to “Scienture Holdings, Inc.” As of the date of these financial statements, the Company’s primary operating subsidiary is Scienture, LLC (f/k/a Scienture, Inc.) (“Scienture”). Scienture was acquired in July 2024.

Scienture is a New York based branded, specialty pharmaceutical research company focused on the commercialization and development of products for the treatment of Cardiovascular (CVS) and Central Nervous System (CNS) diseases. Scienture launched its first commercial product for hypertension and is in the process of commercializing its second product for the treatment of opioid overdose. Its development pipeline consists of a broad range of novel product candidates including new potential treatments for migraine, thrombosis, pain and other related disorders. Scienture’s mission is to bring to market innovative technology-based products to address unmet medical needs. Its targeted portfolio consists of short term and long-term opportunities with efficient development, regulatory, and go to market strategies.

Dispositions

SOSRx, LLC

SOSRx, LLC (“SOSRx”) was formed on February 15, 2022. The Company entered into a relationship with Exchange Health, LLC (“Exchange Health”), a technology company providing an online platform for manufacturers and suppliers to sell and purchase pharmaceuticals, pursuant to which SOSRx, a Delaware limited liability company, was formed, which was owned 51% by the Company and 49% by Exchange Health. SOSRx did not generate material revenue and in February 2023 the Company voluntarily withdrew from the joint venture agreement.

Community Specialty Pharmacy, LLC and Alliance Pharma Solutions, LLC

On January 20, 2023, the Company entered into Membership Interest Purchase Agreements to sell 100% of the outstanding membership interests of the Company’s former subsidiaries, Community Specialty Pharmacy, LLC and Alliance Pharma Solutions, LLC (d.b.a DelivMeds). The Company also agreed to enter into a Master Service Agreement to operate the businesses prior to closing. The transactions contemplated by the Membership Interest Purchase Agreements closed on August 22, 2023.

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

On March 5, 2024, the Company entered in a Stock Purchase Agreement (“Superlatus SPA”) with Superlatus Foods Inc. (the “Buyer”). Pursuant to the Superlatus SPA, the Company sold all of the issued and outstanding stock of Superlatus to the Buyer. A $1.00 purchase price was delivered to the Company at the closing, which occurred simultaneously with the execution of the Superlatus SPA. As a result of the transaction Superlatus is no longer a subsidiary of the Company, and the rights and assets of Superlatus together with various liabilities and obligations that were specific to Superlatus became rights and obligations of the Buyer.

Other Legacy Subsidiaries

The Company also previously owned 100% of Softell Inc. (f/k/a Trxade Inc.) (“Softell”), Integra Pharma Solutions, LLC (“IPS”), Bonum Health, Inc., and Bonum Health, LLC.

Softell & IPS Entities

On October 4, 2024, the Company and Softell entered into an Assignment and Assumption of Membership Interests (the “IPS Assignment Agreement”), pursuant to which the Company transferred, and Softell accepted, 100% of the membership interests of IPS. As a result, IPS became a wholly-owned subsidiary of Softell.

On April 8, 2025, the Company entered into a Membership Interest Purchase Agreement (the “IPS MIPA”) with Tollo Health, Inc. (“Tollo”), pursuant to which Tollo agreed to purchase and the Company agreed to sell all of the Company’s membership interests in IPS. Suren Ajjarapu, the Company’s former Chief Executive Officer, and Prashant Patel, the Company’s former President and Chief Operating Officer, each have a beneficial interest in Tollo.

On April 8, 2025, the Company also entered into a Stock Purchase Agreement (the “Softell SPA”) with Tollo, pursuant to which Tollo agreed to purchase and the Company agreed to sell all issued and outstanding shares of common stock of Softell.

Bonum Health Entities

On April 8, 2025, the Company also entered into a Stock Purchase Agreement (the “Bonum SPA”) with Tollo, pursuant to which Tollo agreed to purchase and the Company agreed to sell all issued and outstanding shares of common stock of Bonum Health, Inc.

In November 2025, the Company dissolved Bonum Health, LLC.

The divestitures described above are part of a broader strategic realignment at the Company designed to sharpen operational focus and unlock long-term value. It is aligned with the Company’s commitment to streamline its core operations, optimize its portfolio, and accelerate growth in the Branded and Specialty Pharma markets. The Company intends to use the proceeds obtained from the divestment to facilitate the high-growth commercial and strategic product development activities at its Scienture subsidiary.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. Significant estimates for the years ended December 31, 2025 and 2024 include the valuation of intangible assets, including goodwill, and gain (losses) on dispositions.

Revision of Previously Issued Financial Statements for Correction of Immaterial Errors

During the three months ended September 30, 2025, the Company identified and corrected an error impacting additional paid-in capital, debt, and related other expense originally recorded in the first and second quarters of 2025. Specifically, $1.6 million of debt repayment proceeds were incorrectly netted against equity in the first quarter of 2025, resulting in an understatement of stockholders’ equity and an overstatement of liabilities. The related income statement impact included a $0.2 million understatement of net loss in the first quarter and a $0.4 million overstatement of net loss in YTD Q2. The cumulative correction to both the condensed consolidated balance sheets and statements of operations was recorded in the third quarter of 2025. As of December 31, 2025, the related debt was fully repaid.

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

See Note 9 for further detail.

Cash and Cash Equivalents

The Company’s cash equivalents include U.S. Treasury Bills with original maturities of three months or less from the date of purchase. These instruments are classified as held-to-maturity and are recorded at amortized cost, which includes the initial investment cost and the accretion of any purchase discounts. The Company recognizes interest income over the life of the Treasury Bills using the effective interest method. Due to the short-term nature of these investments, the carrying internal value approximates fair value, and no unrealized gains or losses are recognized in the consolidated statements of operations or within accumulated other comprehensive income.

As of December 31, 2025, the Company held U.S. Treasury Bills classified as cash equivalents with a total amortized cost of approximately $6,662,008, consisting of two active positions: a $1,500,000 face value T-Bill maturing January 15, 2026 and a $4,000,000 face value T-Bill maturing February 12, 2026. together with cash on deposit of approximately $1,182,000. These instruments were purchased at a discount and are being accreted to face value over their respective holding periods using the effective interest method. The weighted-average maturity of the T-Bill portfolio as of December 31, 2025 was approximately 40 days. Interest income accreted on these instruments is reported within interest income in the consolidated statements of operations.

Concentration of Credit Risks and Major Customers

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corporation limits. During the years ended December 31, 2025 and 2024, two customers accounted for 89.97% of revenue.

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

Deferred Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2025, the Company has capitalized $47,384 in deferred offering costs. During the year ended December 31, 2025, $1,089,386 of deferred offering costs, including $534,800 capitalized as of December 31, 2024, were charged to additional paid-in capital upon the Company’s equity offering.

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

During the year ended December 31, 2025, the Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets and recognized aggregate impairment charges of $26,346,050. See Note 9 – Goodwill and Intangible Assets for a full description of the impairment testing methodology, triggering events, valuation inputs, and results.

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

During the year ended December 31, 2025, the Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets and recognized aggregate impairment charges of $26,346,050. See Note 9 – Goodwill and Intangible Assets for a full description of the impairment testing methodology, triggering events, valuation inputs, and results.

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

The product technologies are 505(b)(2) products and represent modifications and new delivery methods of already approved drugs (rather than novel drug compounds/formulations/treatments which require significant regulatory approvals and testing). These assets should be amortized over their expected remaining economic life. The product technology assets will remain unamortized, subject to potential impairment testing, until the assets are placed in service, which is when commercialization of the product commences. At that point, the assets will be amortized over their expected remaining life (likely a period of 15-20 years based on the patent lives). SCN-102 commenced amortization during the year ended December 31, 2025, upon the asset commercialization of the product commenced for its intended use. Amortization is recorded on a straight-line basis over an estimated useful life of 13 years; amortization expense recognized from the commencement date through December 31, 2025 was $453,846. Other three intangible assets are not amortized until commercialization.

See Note 9 – Goodwill and Intangible Assets for detail on impairment testing results.

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

During the year ended December 31, 2025, the Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets and recognized aggregate impairment charges of $26,346,050. See Note 9 – Goodwill and Intangible Assets for a full description of the impairment testing methodology, triggering events, valuation inputs, and results.

As of December 31, 2025, SCN-102 passed the ASC 360 undiscounted cash flow recoverability test, therefore, no impairment was recorded. The three other intangible assets failed their annual ASC 350 fair value tests, fair values determined via discounted cash flow analysis were below carrying amounts, resulting in total impairment charges of $4,973,090 for the year ended December 31, 2025.

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

Income (loss) Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of December 31, 2025, we had 177,536 outstanding warrants and 19,899 stock options, each exercisable for shares of common stock, as well as 15,759 shares of Series B Preferred Stock outstanding. As of December 31, 2024, we had 238,594 outstanding warrants and 23,930 stock options, each exercisable for shares of common stock, as well as 15,759 shares of Series B Preferred Stock outstanding.

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended
	December 31,
	2025	2024
Numerator:
Net loss from continuing operations	$(41,512,264)	$(18,244,480)
Net income on discontinued operations	-	27,310,278
Net (loss) income	$(41,512,264)	$9,065,798
Denominator:
Denominator for EPS – weighted average shares
Basic	15,347,312	3,375,325
Diluted	15,347,312	3,653,609
Net loss per common share from continuing operations
Basic	$(2.70)	$(5.41)
Diluted	$(2.70)	$(5.41)
Net income per common share from discontinued operations
Basic	$-	$8.09
Diluted	$-	$7.47
Net (loss) income
Basic	$(2.70)	$2.69
Diluted	$(2.70)	$2.48

Income Taxes

The Company’s benefit / (provision) for income taxes was $1,994,878 and $534,396 for the years ended December 31, 2025 and 2024, respectively. The income tax provisions for these periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which the Company operates. For all periods presented, the Company utilized net operating loss carryforwards to offset the impact of any taxable income. The Company’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, utilization of deferred and the effect of permanent differences and adjustments.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances transparency of income tax disclosures by requiring: (i) a tabular rate reconciliation using both percentages and amounts, with specified categories disclosed separately; (ii) disaggregation of income taxes paid by federal, state, and foreign jurisdictions; and (iii) disclosure of income (loss) from continuing operations before income tax expense (benefit) disaggregated between domestic and foreign. The standard is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. The adoption resulted in enhanced income tax disclosures as reflected in Note 12, but did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments require disclosure of: (i) significant segment expenses regularly provided to the CODM and included within each reported measure of segment profit or loss; (ii) a description of other segment items; (iii) the title and position of the CODM; and (iv) an explanation of how the CODM uses the reported measure(s) of segment profit or loss. The standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 effective January 1, 2025. The adoption resulted in enhanced segment disclosures as reflected in Note 16, but did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to disclose, in tabular format, the nature of certain expenses included in specific income statement line items, including disaggregation by natural classification (inventory purchases, employee compensation, depreciation, intangible asset amortization, and other categories) and disclosure of total selling expenses. The guidance is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard and anticipates it will result in additional footnote disclosures but does not expect a material impact on its financial position, results of operations, or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards will have a material effect on the accompanying consolidated financial statements. As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

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

As of December 31, 2025, the Company had an accumulated deficit of $80,551,237 and cash and cash equivalents of $6,662,008.

As of December 31, 2025, the Company had cash and cash equivalents of $6,662,008 and current liabilities of approximately $2.7 million, resulting in positive working capital of approximately $5.2 million. Management believes that its existing cash on hand, combined with revenues generated from the commercialization of ARBLI™ (SCN-102) and its planned financing activities, will be sufficient to fund the Company’s operations and meet its obligations as they become due for at least twelve months from the date these financial statements are issued. In making this assessment, management considered the following: (i) cash on hand of $6.7 million as of December 31, 2025, which management believes is sufficient to fund current operating requirements over the next twelve months; (ii) the Company’s ability to modulate discretionary operating and development expenditures to align with available capital; (iii) ongoing and planned commercialization of ARBLI™ (SCN-102), which generated its initial revenues during the second half of 2025 and is expected to contribute increasing revenues in 2026; and (iv) management’s plans to access additional capital through equity or debt financing as needed to fund accelerated pipeline development activities. While management believes these factors are sufficient to alleviate substantial doubt about the Company’s ability to continue as a going concern, there can be no assurance that the Company’s operations will generate positive cash flows, or that additional financing will be available on favorable terms, or at all. If additional financing is not available, the Company may be required to delay, reduce, or eliminate certain development programs or commercialization activities. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Unaudited Pro Forma Financial Information

The following pro forma financial information (unaudited) presents the Company’s financial results as if the Scienture Merger had occurred as of January 1, 2024. The pro forma financial information is not necessarily indicative of what the financial results actually would have been had the acquisitions been completed on this date. In addition, the pro forma financial information is not indicative of, nor does it purport to project, the Company’s future financial results. The pro forma information does not give effect to any estimated and potential cost savings or other operating efficiencies that could result from the acquisition:

Year Ended December 31, 2024
Revenue	$636,643
Net loss from continuing operations	$(19,459,955)
Net loss from continuing operations per share	$(5.77)

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

Discontinued Operations

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations for the years ended December 31, 2025 and 2024. The results of the discontinued operations for the years ended December 31, 2025 and 2024 consist of the following:

	TRX		Bonum		Superlatus		Total
	Year Ended		Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,		December 31,
	2025	2024	2025	2024	2025	2024	2025	2024
Revenues	$-	$970,808	$-	$-	$-	$-	$-	$970,808
Cost of sales	-	-	-	-	-	-	-	-
Gross profit	-	970,808	-	-	-	-	-	970,808

Operating expenses:
Wage and salary expense	-	713,021	-	578	-	-	-	713,599
Professional fees	-	62,160	-	-	-	-	-	62,160
Technology expense	-	86,660	-	2,245	-	-	-	88,905
General and administrative	-	37,377	-	678	-	-	-	38,055
Total operating expenses	-	899,218	-	3,500	-	-	-	902,719
Operating income	-	71,590	-	(3,500)	-	-	-	68,090

Non-operating income (expense):
Gain on dispositions	-	29,685,946	-	-	-	(2,083,742)	-	27,602,204
Total non-operating income (expense)	-	29,685,946	-	-	-	(2,083,742)	-	27,602,204
Provision for income taxes	-	(360,016)	-	-	-	-	-	(360,016)
Net income on discontinued operations	$-	$29,397,520	$-	$(3,500)	$-	$(2,083,742)	$-	$27,310,278

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

On April 30, 2025, the Company completed the sale of its subsidiaries, IPS, Softell, and Bonum Health, Inc. to Tollo in exchange for a $5,000,000 promissory note bearing interest at the prime rate and maturing on June 30, 2030. The note requires Tollo to repay 20% of any future equity financing proceeds toward the outstanding balance. In connection with the transaction, the Company recorded a $5,000,000 promissory note receivable, and derecognized subsidiaries’ accounts payable of $117,162, other receivables of $4,219,239, operating lease right-of-use assets of $142,138, operating lease liability of $158,687 and a related party note receivable of $1,300,000. As such, the Company recognized a loss on disposition of $385,528. On June 24, 2025, the promissory note was assigned by Tollo to Integral Health, Inc. In August 2025, Integral Health, including its subsidiary IPS, were acquired by third parties. Therefore, as of December 31, 2025, Integral Health and Tollo is no longer considered a related party. As of December 31, 2025, the note receivable was outstanding and the Company recognized $250,000 in interest income, which was reclassified from note receivable, related party to note receivable on the consolidated balance sheet.

See Note 6 for detail on the note receivable from Wood Sage, LLC.

Suren Ajjarapu, the Company’s former Chief Executive Officer, and Prashant Patel, the Company’s former President and Chief Operating Officer, each had a beneficial interest in Tollo as of June 30, 2025. In August 2025, Integral Health, including its subsidiary IPS, were acquired by third parties. Therefore, at December 31, 2025, Integral Health and Tollo was no longer considered a related party.

Scienture Management

In July 2024, the executives of Scienture issued short-term loans to Scienture for an aggregate amount of $265,000. The loans were unsecured, interest bearing at the minimum applicable federal rate per annum, and due on demand. The loans were fully repaid in October 2025. Consequently, there were no amounts outstanding under these loan agreements as of December 31, 2025.

In November 2024, an executive of Scienture issued a short-term loan to Scienture for $150,000. The loan was unsecured, interest bearing at the minimum applicable federal rate per annum, and due on demand. The loan was fully repaid in October 2025. Consequently, there were no amounts outstanding under these loan agreements as of December 31, 2025.

In February 2025, an executive of Scienture issued a short-term loan to Scienture for $100,000. The loan was unsecured, interest bearing at the minimum applicable federal rate per annum, and due on demand. The loans were fully repaid in October 2025. Consequently, there were no amounts outstanding under these loan agreements as of December 31, 2025.

In February 2025, an executive of Scienture issued a short-term loan to Scienture for $16,000. The loan was unsecured, interest bearing at the minimum applicable federal rate per annum, and due on demand. The loan was fully repaid in October 2025. Consequently, there were no amounts outstanding under these loan agreements as of December 31, 2025.

NOTE 5 – REVENUE RECOGNITION

The Company’s sole source of revenue is product revenue from the sale of pharmaceutical products through wholesale distribution channels. ARBLI™ (SCN-102, Losartan Potassium Oral Suspension) received FDA approval in March 2025 and commenced commercialization in the third quarter of 2025. Revenue is recognized when control transfers to the wholesale distributor, generally upon delivery.

Revenue is measured at the net transaction price equal to the gross invoice price reduced by estimated variable consideration. Gross-to-net adjustments include:

Chargebacks. The difference between the invoice price charged to wholesale distributors and the lower contract price distributors extend to end-customers (retail pharmacies, hospitals, clinics). Estimated based on expected sell-through and contractual terms.

Wholesaler Rebates and Distribution Service Fees. Fees and rebates paid to wholesale distributors and group purchasing organizations (“GPOs”) under contractual arrangements. Estimated based on contracted rates and expected sales volumes.

Prompt Pay Discounts. Discounts offered to wholesale distributors for timely payment, estimated based on contractual terms.

Product Returns. Returns accepted under limited conditions (generally damaged, expired, or defective product). Returns have not been material to date given the early stage of ARBLI™ commercialization.

Estimates of variable consideration are reassessed each reporting period. Changes in estimates are recorded as adjustments to revenue in the period identified. Accrued gross-to-net liabilities are included within accrued liabilities on the consolidated balance sheets.

Revenue disaggregated by product for the years ended December 31, 2025 and 2024 is as follows:

Product	Year Ended December 31, 2025	Year Ended December 31, 2024
ARBLI™ (SCN-102, Losartan Potassium Oral Suspension)	$431,609	$-
Legacy TrXade product revenues	-	136,643
Total revenues	$431,609	$136,643

Revenue for the year ended December 31, 2024 reflected residual pharmaceutical wholesale activity prior to the IPS disposition on April 30, 2025, which is classified as discontinued operations.

NOTE 6 – NOTES RECEIVABLE – RELATED PARTY

On August 22, 2023, the Company received a Promissory Note (the “Wood Sage Note”) in the amount of $1,300,000 from Wood Sage, LLC. The Wood Sage Note bears no interest and is currently due and payable. As of December 31, 2025 and 2024, the outstanding balance of the Wood Sage Note was $0 and $1,300,000, respectively. The note was held by Softell, a former subsidiary of the Company.

On April 30, 2025, the Company completed the sale of its subsidiaries, IPS, Softell and Bonum Health, Inc., to Tollo in exchange for a $5,000,000 promissory note bearing interest at the prime rate and maturing on June 30, 2030 (see Notes 1 and 4). In August 2025, Integral Health, including its subsidiary IPS, were acquired by third parties. Therefore, at December 31, 2025, Integral Health and Tollo was no longer considered a related party, which was reclassified from note receivable, related party to note receivable on the consolidated balance sheet.

NOTE 7 – INVENTORY

Inventory value is determined using the weighted average cost method and is stated at the lower of cost or net realizable value. As of December 31, 2025 and 2024, inventory was comprised of the following:

	December 31,
	2025	2024
Finished goods	$213,408	$-
Inventory	$213,408	$-

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

In connection with the Scienture Merger on July 25, 2024, the Company recorded goodwill of $21,372,960 and intangible assets of $76,400,000. During the year ended December 31, 2025, the Company performed its annual impairment assessment of goodwill and intangible assets, resulting in total impairment charges of $26,346,050, comprised of $21,372,960 related to goodwill and $4,973,090 related to indefinite-lived intangible assets.

The purchase price allocation of intangible assets was evaluated under ASC 805 as of the acquisition date. The identified intangible assets were determined to be product technologies representing novel formulations and delivery methods targeting central nervous system and cardiovascular diseases. Each product technology was valued using the Multi-Period Excess Earnings Method (“MPEEM”) under the Income Approach, consistent with ASC 820. The fair values assigned at acquisition, by product candidate, were as follows:

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

The fair value of each product technology was determined using the Multi-Period Excess Earnings Method (“MPEEM”), an income approach that isolates the cash flows attributable solely to the subject intangible asset by projecting revenues and operating costs, deducting contributory asset charges (working capital at 4.0%, property and equipment at 12.9%), and discounting the resulting excess earnings to present value using risk-adjusted discount rates. A tax amortization benefit is included in each fair value indication. Projections reflect each asset’s market size, projected penetration, and net pricing assumptions, with a long-term growth rate of 4.8% applied at terminal value, benchmarked to long-term U.S. nominal GDP expectations. Key valuation inputs included: a risk-free rate of 4.79% (20-year U.S. Treasury yield as of December 31, 2025); a market rate of return of 13.0% (10-year CAGR of S&P 500, 2016–2025); an unlevered beta of 0.98 (Damodaran pharmaceutical industry data); and an effective tax rate of 26.7% (combined U.S. federal rate of 21% and New York state rate of 7.3%).

Goodwill Impairment – ASC 350

In accordance with ASC 350-20, the Company performs its annual goodwill impairment test as of December 31. The Company operates as a single operating segment and, accordingly, goodwill is allocated to and tested at the consolidated entity level as a single reporting unit, consistent with ASC 280 and the manner in which the Company’s Chief Operating Decision Maker reviews operating results for purposes of resource allocation and performance evaluation.

As of December 31, 2025, management identified the following indicators of impairment: (i) continued operating losses from continuing operations; (ii) a significant decline in the Company’s market capitalization relative to the carrying value of its net assets; and (iii) challenging conditions within the specialty pharmaceutical sector. Based on the presence of these triggering events, the Company bypassed the qualitative assessment and proceeded directly to a quantitative impairment test.

The fair value of the reporting unit was estimated using the Market Capitalization Method, representing a Level 1 input under ASC 820, based on the Company’s quoted share price of $0.51 and 40,630,815 shares outstanding as of December 31, 2025, resulting in an estimated fair value of approximately $20.7 million. No control premium or marketability discount was applied, as the Company’s shares are actively traded and the quoted market price represents the most reliable indicator of fair value from a market participant perspective. The carrying amount of the reporting unit was approximately $82.7 million, resulting in a shortfall of approximately $62.0 million. As the shortfall exceeded the recorded goodwill balance, the entire goodwill balance was determined to be impaired in accordance with ASC 350-20-35-3C. The Company recognized a non-cash goodwill impairment charge of $21,372,960 for the year ended December 31, 2025, recorded within impairment loss in the consolidated statements of operations. As of December 31, 2025, no goodwill remains on the consolidated balance sheet.

Activity in the goodwill balance for the year ended December 31, 2025 is as follows (in thousands):

(in thousands)
Balance, December 31, 2024	$21,373
Impairment charge	(21,373)
Balance, December 31, 2025	$—

Intangible Assets – Classification and Annual Assessment

The Company’s intangible assets consist of four product technology assets acquired in connection with the Scienture Merger. SCN-102 (ARBLI™ – Losartan Oral Suspension) received FDA approval in March 2025 and commenced commercialization during the third quarter of 2025; accordingly, it is classified as a finite-lived intangible asset amortized on a straight-line basis over an estimated useful life of 13 years, reflecting remaining patent life. SCN-104 (DHE Mesylate Injection), SCN-106 (Cathflo Injection – Potential Biosimilar), and SCN-107 (Bupivacaine Long-Acting Injection) remain in pre-commercial development and are classified as indefinite-lived in-process research and development (“IPR&D”) assets subject to annual impairment testing under ASC 350-30.

Indefinite-Lived IPR&D – Annual Impairment Test (ASC 350-30)

The Company performs its annual impairment test of indefinite-lived IPR&D assets as of December 31 each year, and on an interim basis when triggering events are identified. The fair value of each IPR&D asset was estimated using MPEEM, as described above. The required return on asset applied to SCN-104, SCN-106, and SCN-107 was 49.9%, reflecting a base unlevered cost of capital of 12.9% plus a 37.0% development and commercialization risk premium to capture regulatory approval uncertainty, market adoption risk, and execution risk associated with pre-commercial pharmaceutical assets. Based on the annual impairment test, the carrying amounts of SCN-104, SCN-106, and SCN-107 exceeded their respective estimated fair values as of December 31, 2025. In accordance with ASC 350-30-35, each asset was written down to its estimated fair value, resulting in the following impairment charges for the year ended December 31, 2025 (in thousands):

Asset	Carrying Amount	Fair Value	Impairment Loss
SCN-104 (DHE Mesylate Injection)	$25,000	$22,339	$(2,661)
SCN-106 (Cathflo Injection – Potential Biosimilar)	$15,000	$13,381	$(1,619)
SCN-107 (Bupivacaine Long-Acting Injection)	$12,800	$12,107	$(693)
Total IPR&D impairment charges			$(4,973)

Finite-Lived Intangible Asset – Recoverability Test (ASC 360)

SCN-102 (ARBLI™ – Losartan Oral Suspension) received FDA approval in March 2025 and commenced commercialization during the third quarter of 2025. Upon commencement, SCN-102 was reclassified from indefinite-lived IPR&D to a finite-lived intangible asset and amortization commenced on a straight-line basis over an estimated useful life of 13 years. Amortization expense recognized from commercialization through December 31, 2025 was $453,846, resulting in a carrying amount of $23,146,154 as of December 31, 2025.

Due to the presence of impairment indicators as of December 31, 2025, the Company evaluated SCN-102 for recoverability under ASC 360-10-35. The recoverability test compares the carrying amount of the asset to the sum of undiscounted future cash flows expected to result from its use and eventual disposition. The total undiscounted future cash flows attributable to SCN-102, based on management’s projections, were approximately $71.1 million, exceeding the carrying amount of $23.1 million by approximately $48.0 million. Accordingly, SCN-102 was determined to be recoverable and no impairment loss was recognized for this asset as of December 31, 2025.

The following table summarizes the carrying amounts of intangible assets as of December 31, 2025 and 2024 (in thousands):

Asset	Dec 31, 2025	Dec 31, 2024
SCN-102 – finite-lived (net of $454 amortization)	$23,146	$23,600
SCN-104 – indefinite-lived IPR&D	$22,339	$25,000
SCN-106 – indefinite-lived IPR&D	$13,381	$15,000
SCN-107 – indefinite-lived IPR&D	$12,107	$12,800
Total intangible assets, net	$70,973	$76,400

The decrease in intangible assets from $76,400,000 as of December 31, 2024 to $70,973,064 as of December 31, 2025 reflects $4,973,090 of impairment charges recognized on SCN-104, SCN-106, and SCN-107, and $453,846 of amortization expense recognized on SCN-102 following its commercialization. Estimated future annual amortization expense for SCN-102 is approximately $1,780,474 per year through the remainder of its estimated useful life. The three IPR&D assets will be reclassified from indefinite-lived to finite-lived and commence amortization upon commercialization: SCN-104 is expected to launch in 2028, SCN-106 in 2029, and SCN-107 in 2029 or 2030.

NOTE 9 – CONVERTIBLE DEBT AND NOTES PAYABLE

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

The First Closing Debentures contain customary events of default. If an event of default occurs, until it is cured, the holder may increase the interest rate applicable to the First Closing Debentures to two percent (2%) per annum and accelerate the full indebtedness under the First Closing Debentures, in an amount equal to 125% of the outstanding principal amount and accrued and unpaid interest. Subject to limited exceptions, the First Closing Debentures prohibit the Company and, as applicable, its subsidiaries from incurring any new indebtedness that is not subordinated to the First Closing Debentures and, as applicable, any subsidiary’s obligations in respect of the First Closing Debentures until the First Closing Debentures are paid in full.

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

Interest accrued on the outstanding principal amount of this Debenture at a rate equal to 10.00% per annum paid in kind (the “PIK Interest”) unless there is an Event of Default (as defined in the Debenture), in which case Default Interest accrues and is payable instead of PIK Interest. Any PIK Interest is added to the outstanding principal amount of the Debenture on a monthly basis as additional principal obligations hereunder and shall automatically and thereafter constitute a part of the outstanding principal amount for all purposes hereof (including the accrual of interest thereon at the rates applicable to the principal amount generally). The Company will not issue additional debentures to satisfy and pay any PIK Interest. Interest is calculated on the basis of a 360-day year, consisting of twelve 30 calendar day periods, and accrues daily commencing on the Original Issue Date (as defined in the Debenture) until payment in full of the outstanding principal, together with all accrued and unpaid interest, liquidated damages and other amounts which may become due hereunder, has been made.

During the year ended December 31, 2025 and 2024, the Company incurred $141,977 and $33,333, respectively, in interest expense pertaining to the First Closing Debentures.

As a result of the issuance of the First Closing Debentures, the Company recognized an aggregate debt discount of $3,333,333. Through December 31, 2024, $869,692 of the debt discount was amortized to interest expense. In February 2025, the Company repaid $1,642,143 of principal and accrued interest. In August and September 2025, the Company repaid aggregate of $1,866,501 of the remaining outstanding principal and accrued interest, including a 20% early redemption premium, resulting in the immediate amortization of all remaining unamortized debt discount of $2,721,058 to interest expense during the year ended December 31, 2025, respectively. The outstanding amount owed on the First Closing Debentures was converted during October 2025. As a result, the First Closing Debentures are no longer outstanding as of December 31, 2025 (see Note 15).

On October 3, 2025, the Company entered into a letter agreement with Arena Investors to amend the conversion terms of its First Closing Debentures. Pursuant to this agreement, the Company issued an aggregate of 224,998 shares of common stock in full satisfaction of all remaining outstanding obligations. The Company recognized the fair value of the shares issued, totaling $189,673, as interest expense during the period.

Upon issuance of the shares, all conditions of the conversion were satisfied, and all prior obligations, security interests, and liens under the transaction documents dated November 25, 2024, were irrevocably discharged and terminated. Consequently, the Company has no further payment or financial obligations under the First Closing Debentures.

The following is a summary of the First Closing Debentures:

Arena Note
Convertible debenture - Arena Principal	$3,333,333
Original issuance discount	(333,333)
Other issuance costs	(360,000)
Fair value of shares issued	(420,200)
Derivative liability recognized as debt discount	(2,477,217)
Excess debt discount amortization at issuance date	257,417
Amortization of debt discount	-
Arena note, net of unamortized debt discount, at December 31, 2025	$-

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

The Company valued the derivative liability using a Black-Scholes method using following assumptions:

	December 31, 2025	December 31, 2024
Risk-free interest rate	-	4.290%
Expected term (in years)	-	1.40
Expected volatility+A13	-	171.46%
Expected dividend yield	-	0.00%

The following is a summary of the derivative liability:

Derivative
Liability
Outstanding as of December 31, 2024	$2,296,834
Change in fair value	(2,296,834)
Outstanding as of December 31, 2025	$-

Scienture Convertible Debt

In September 2023, Scienture entered into a Loan and Security Agreement (the “NVK Loan Agreement”) with NVK Finance, LLC, a Nebraska Limited Liability Company (“NVK”) for $2,000,000. The debt accrues interest at a per annum rate equal to the Prime Rate (as defined in the NVK Loan Agreement) plus 7% and the prime rate is adjusted quarterly. As of both on total repayment in 2025 and December 31, 2024, the interest rate was 15.50%. The debt is collateralized by all of Scienture’s receivables, cash and cash equivalents and its right, title and interest in, to and under its Intellectual Property (as defined in the NVK Loan Agreement) and all proceeds thereof. The principal is entirely repayable on the maturity date in September 2025 and interest is payable monthly following a Qualified Financing (as defined in the NVK Loan Agreement). The NVK debt is convertible into common stock of Scienture at a fully-diluted Scienture valuation of $60,000,000.

On October 10, 2025, the Company executed a second amendment to its loan agreement with NVK, extending the maturity date to December 8, 2025, and obtaining a waiver for all existing defaults. As consideration for this extension, the Company agreed to pay a maturity extension fee of $25,000 and issued 250,000 common shares with a fair value of $175,250. Both the cash fee and the fair value of the shares were recognized as interest expense during the year ended December 31, 2025.

As of October 15, 2025, the outstanding balance of the loan, comprising principal and accrued interest, was $2,656,250. Under the terms of the amendment, early repayment required the payment of this balance plus an additional interest charge of $791.67 per day for fourteen days. On October 15, 2025, the Company fully repaid the outstanding balance and all applicable fees, totaling $11,083 in additional interest, thereby satisfying all obligations under the NVK loan agreement.

The balance of the NVK debt at December 31, 2025 and 2024, was $0 and $2,000,000, respectively. An aggregate interest expense on the NVK debt was $462,316 and $231,639, for the years ended December 30, 2025 and 2024, respectively.

Streeterville Note

On October 14, 2025, the Company entered into a note purchase agreement with Streeterville Capital, LLC (the “Lender”), providing for the issuance of a senior secured promissory note in the aggregate principal amount of $3,911,111.11 (the “Streeterville Note”). The Streeterville Note carried an original issue discount of $391,111.11 and an interest rate of 9% per annum. After deducting the original issue discount and $20,000 in transaction costs, the Company received net proceeds of $3,500,000, which were utilized to repay the outstanding balance of the Scienture Convertible Debt and for general corporate purposes.

During the year ended December 31, 2025, the Streeterville Note was fully repaid. In connection with this repayment, the Company recognized interest expense of $13,981 representing accrued interest through the date of payoff. Additionally, the Company fully amortized the $391,111.11 original issue discount and the $20,000 in transaction costs, which were recognized as interest expense during the period. As of December 31, 2025, the Note had no outstanding balance, and there was no remaining unamortized debt discount or transaction costs associated with this obligation.

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

Total debt discount recognized in connection with the note was $117,332, with $42,755 amortized through December 31, 2024, and an additional $28,931 amortized during the year ended December 31, 2025. The net carrying value of the note payable, after deducting the remaining unamortized discount of $45,646, was $357,554, including $43,200 of accrued interest. On March 31, 2025, the Company converted the outstanding note into equity by issuing 274,000 shares of common stock at a fair value of $411,000. As a result, it recognized a $53,446 loss on conversion, reported as a non-operating expense in the consolidated statements of operations.

Debt Summary

The following is a summary of the Company’s debt as of December 31, 2025 and 2024:

As of December 31, 2025
	Principal outstanding	Unamortized debt discount	Debt, net of unamortized debt discount
Convertible debenture - Arena	$-	$-	$-
Scienture convertible debt	-	-	-
Streeterville note	-	-	-
Total debt	-	-	-
Current maturity of debt	-	-	-
Total long-term debt	$-	$-	$-

	As of December 31, 2024
	Principal outstanding	Unamortized debt discount	Debt, net of unamortized debt discount
Convertible debenture - Arena	$3,333,333	$(2,721,058)	$612,275
August 2024 note	360,000	(74,577)	285,423
Scienture convertible debt	2,000,000	-	2,000,000
Total debt	5,693,333	(2,795,635)	2,897,698
Current maturity of debt	2,360,000	(74,577)	2,285,423
Total long-term debt	$3,333,333	$(2,721,058)	$612,275

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

NOTE 10 – STOCKHOLDERS’ EQUITY

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

As of December 31, 2025 and 2024, there were 15,759 issued and outstanding shares of Series B Preferred Stock.

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

In September 20, 2024, all previously issued shares of Series X Preferred Stock were converted into a total of 6,826,753 shares of common stock. As such, there were no issued and outstanding shares of Series X Preferred Stock as of December 31, 2025.

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

Common Stock

During the year ended December 31, 2025, the Company issued an aggregate of 7,103,614 shares of common stock for net proceeds of $9,008,199.

On October 3, 2025, the Company issued 224,998 shares of common stock to Arena Investors to fully satisfy the outstanding obligations under the First Closing Debentures. The Company recognized the fair value of these shares, totaling $189,673, as interest expense during the year ended December 31, 2025. This issuance resulted in the irrevocable discharge of all related security interests and financial obligations (see Note 9).

On October 10, 2025, the Company issued 250,000 shares of common stock to Scienture convertible debt as consideration for a loan maturity extension and default waiver. The Company recognized the fair value of these shares, totaling $175,250, as interest expense during the year ended December 31, 2025 (see Note 9).

During the year ended December 31, 2025, the Company issued 3,760,150 shares of common stock for services. The fair value of shares issued for services was $4,310,090 and was included in general and administrative expenses in the consolidated statements of operations.

During the year ended December 31, 2025, a warrant holder exercised 279,402 warrants for 279,402 shares of commons stock on a cashless basis (see Note 10).

Effective as of September 17, 2025, an aggregate of 2,000,000 shares of common stock were issued to employees and consultants pursuant to the cancellation of stock options issued to such holders. The Company revaluated the cancelled options using the Black-Scholes options model immediately prior to modification and compared to the fair value of the shares issued at $0.86 per share and the remaining expense to be recognized under the original option grant. Accordingly, the incremental difference of $1,512,995 was recognized as stock-based compensation expense in accordance with ASC 718-20-35 during the year ended December 31, 2025.

During the year ended December 31, 2025, the Company issued 274,000 shares of common stock at a fair value of $411,000 pursuant to the conversion of the August 2024 convertible note of $357,554. Accordingly, the Company recognized a $53,446 loss on conversion.

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

Private Placements

In July 2025, the Company’s board of directors approved a capital raise in an aggregate amount of up to $3,000,000 pursuant to a form of Common Stock Purchase Agreement (the “Purchase Agreement”). During July 2025, the Company sold an aggregate of 1,078,614 shares of common stock for aggregate proceeds of $1,679,993, pursuant to Purchase Agreements with eight investors.

Registered Direct Offering

On August 15, 2025, the Company issued an aggregate of 3,225,000 shares of common stock for aggregate proceeds of $3,549,184, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors as part of a registered direct offering made pursuant to a shelf registration statement on Form S-3 (File No. 333- 289198), which was originally filed by the Company with the Securities and Exchange Commission (the “Commission”) on August 1, 2025, and declared effective on August 8, 2025.

ATM Program

On September 19, 2025, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Maxim Group LLC (“Maxim”), acting as the sole sales agent for the offer and sale of the Company’s common stock, par value $0.00001 per share, through an “at-the-market” offering program (the “ATM Program”). These shares are issued pursuant to the Shelf Registration Statement on Form S-3 (File No. 333-289198), which was filed with the Securities and Exchange Commission on August 1, 2025, and declared effective on August 8, 2025. Under the terms of the ATM Agreement, the Company may sell shares having an aggregate gross sales price of up to $18,792,009, subject to a commission of 3.0% of the gross sales price payable to Maxim, along with the reimbursement of certain specified expenses.

As of December 31, 2025, the Company issued and sold an aggregate of 15,722,659 shares of common stock under the ATM Program. These transactions resulted in aggregate net proceeds to the Company of $14,871,106, after deducting the applicable sales commissions and offering expenses. This activity represents a significant increase from the 100 shares of common stock previously issued under the program as of December 31, 2025.

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

Restricted Common Stock

As of December 31, 2025, the Company had 1,200,898 restricted shares of common stock outstanding under the option plans. As of December 31, 2025, 185,898 shares were vested. The Company recorded stock-based compensation expense of $248,457 in the consolidated statements of operations for the year ended December 31, 2025. Unrecognized stock compensation outstanding on these grants was $738,993 as of December 31, 2025.

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

NOTE 11 – WARRANTS

In connection with a note (see Note 10 – Convertible Debt and Notes Payable), in August 2024 the Company issued 76,923 warrants to purchase common stock. The warrants have an exercise price of $9.36 per share, are immediately exercisable and have a term of 5 years. In August 2024, the holder exercised 28,571 warrants for shares of common stock on a cashless basis. Pursuant to the adjustment provisions in Section 3(b) of the warrant agreement, the exercise price automatically adjusted following the Company’s issuance of shares at a dilutive price of $1.20 on or about August 14, 2025, resulting in an automatic increase in the aggregate warrant share amount. Accordingly, in August 2025, the holder exercised aggregate of 279,402 warrants for shares of common stock on a cashless basis, including 12,706 warrants issued on October 4, 2023.

As of December 31, 2025 and 2024, the Company remeasured the fair value of warrants outstanding at $10,914 and $919,935, respectively. In connection with the remeasurement of warrants, a loss of $909,020 and a gain of $182,982 was recognized during the years ended December 31, 2025 and 2024, respectively, as the change in fair value of warrant liability.

The Company’s outstanding and exercisable warrants, as of December 31, 2025 and 2024, are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life In Years	Intrinsic Value
Warrants outstanding as of December 31, 2024	238,594	$19.02	3.20	$-
Warrants exercisable as of December 31, 2024	238,594	19.02	3.20	-
Warrants granted	-	-	-	-
Warrants forfeited, expired, cancelled	-	-	-	-
Warrants exercised	(61,058)	8.91	-	-
Warrants outstanding as of December 31, 2025	177,536	$22.50	1.76	-
Warrants exercisable as of December 31, 2025	177,536	$22.50	1.76	-

NOTE 12 – OPTIONS

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

Total compensation cost related to stock options granted was $307,439 and $25,584 for the years ended December 31, 2025, and 2024, respectively.

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

The following table represents stock option activity for the years ended December 31, 2025 and 2024:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life in Years	Intrinsic Value
Options outstanding as of December 31, 2024	23,930	$42.16	2.73	$-
Options exercisable as of December 31, 2024	23,930	42.16	1.83	-
Options granted	2,250,000	0.78	9.79	585,000
Options cancelled	(2,000,000)	0.78	-	-
Forfeited/expired	(254,031)	2.42	-	-
Options exercised	-	-	-	-
Options outstanding as of December 31, 2025	19,899	$29.58	2.23	$-
Options exercisable as of December 31, 2025	19,899	$29.58	2.23	-

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

In March 2024, the parties terminated the Kesin Agreement, and the parties agreed that Scienture would pay Kesin a total gross amount of $1,285,000 upon commercialization of product via a royalty arrangement. The royalty agreement requires that if the full $1,285,900 has not been repaid within two years of the earlier of (i) commercial launch or (ii) 120 days from FDA approval, then interest will accrue prospectively at a rate of 8% annually on the unpaid balance. Accordingly, Scienture recorded a $1,285,000 development agreement liability at inception. During the year ended December 31, 2025, the Company made aggregate payments of $489,848, consisting of $400,000 of principal and $89,848 of accrued interest. As of December 31, 2025, the remaining outstanding balance of $885,000 is presented on the consolidated balance sheet as $600,000 classified as current (Development agreement liability – current portion) and $285,000 classified as long-term (Development agreement liability).

Development Agreement Liability	December 31, 2025	December 31, 2024
Current portion	$600,000	$—
Long-term portion	285,000	1,285,000
Total development agreement liability	$885,000	$1,285,000

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

NOTE 14 – LEASES

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

The table below reconciles the fixed component of the undiscounted cash flows for and the total remaining years to the lease liabilities recorded in the consolidated balance sheet as of December 31, 2025.

Supplemental balance sheet information related to leases are as follows:

	December 31,	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	0.58	3.48
Weighted-average discount rate	15.50%	10.90%

Future lease obligations
2026	17,823
Total minimum lease payments	25,461
Less: effect of discounting	(1,324)
Present value of future minimum lease payments	24,137
Less: current obligation under lease	24,137
Long-term lease obligations	$-

For the year ended December 31, 2025, total operating lease expense was $75,373 and for the year ended December 31, 2024, total operating lease expense was approximately $97,000, which is included in general and administrative expenses in the consolidated statements of operations.

NOTE 15 – SEGMENT REPORTING

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

The Company’s chief operating decision-makers are its co-Chief Executive Officers (the “CODM”), who make resource allocation decisions and assess performance based on financial information presented on an aggregate basis. There are no segment managers who are held accountable by the CODM for any planning, strategy and key decision-making regarding operations. Accordingly, as of December 31, 2025, the Company has a single reportable segment and operating segment structure. The Company operates entirely within the United States.

The key measures of segment profit or loss reviewed by the CODM are total revenues, gross profit, total operating expenses (including research and development expenses), and net loss from continuing operations. The CODM uses these measures to allocate resources, evaluate operational performance, and make strategic decisions regarding pipeline development and commercialization activities. The CODM does not evaluate performance based on asset information at the segment level. Significant segment expenses that are regularly provided to the CODM and included in the reported measure of segment profit or loss include: research and development expenses (SCN-102: $368K; SCN-104: $422K; SCN-106: $298K; SCN-107: $500K for the year ended December 31, 2025); wage and salary expense of $2,118,568; professional fees of $2,407,822; accounting and legal expense of $2,070,337; and non-cash impairment losses of $26,346,050. Other segment items not separately disclosed include technology expense of $97,261, general and administrative expense (including stock-based compensation) of $7,926,016, and depreciation and amortization of $491,781.

The following table presents key financial information for the Company’s single reportable segment for the years ended December 31, 2025 and 2024:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Revenues	$431,609	$136,643
Cost of sales	100,127	130,638
Gross profit	$331,482	$6,005
Research and development expense	1,956,270	2,236,690
Total operating expenses (excl. impairment)	16,576,274	14,707,020
Impairment loss	26,346,050	—
Total operating expenses	$42,922,324	$14,707,020
Operating loss	(42,590,842)	(14,701,015)
Net loss from continuing operations, net of tax	$(41,512,264)	$(18,244,480)
Total assets (at period end)	$84,178,330	$104,853,805

NOTE 16 – INCOME TAXES

Income (loss) from continuing operations before income taxes for the years ended December 31, 2025 and 2024 consisted entirely of domestic (U.S.) activity as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
United States	$(43,182,487)	$(9,600,194)

The benefit (provision) for income taxes for the years ended December 31, 2025 and 2024 consisted of the following:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Current:
Federal	$—	$—
State	—	—
Total current	$—	$—
Deferred:
Federal	$1,994,878	$534,396
State	—	—
Total deferred	$1,994,878	$534,396
Total income tax benefit (provision)	$1,994,878	$534,396

A reconciliation of the U.S. federal statutory income tax rate to the Company’s effective tax rate for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024
Tax at U.S. federal statutory rate (21%)	$(9,068,322)	$(2,016,041)
State income taxes, net of federal benefit	(714,994)	(159,371)
Non-deductible stock-based compensation (ISO)	1,339,586	—
Deductible stock-based compensation	(361,756)	—
Other permanent differences	64,212	—
Change in valuation allowance	10,736,152	2,175,412
Total income tax benefit (provision)	$1,994,878	$534,396

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$—	$1,985,391
Capitalized R&D costs (IRC §174)	2,997,463	316,902
Accruals and reserves	—	31,168
Operating lease liability	42,893	9,008
Debt issuance costs	—	186,155
Total gross deferred tax assets	3,040,356	2,528,624
Valuation allowance	—	—
Net deferred tax assets	$3,040,356	$2,528,624
Deferred tax liabilities:
Intangible assets	$(16,044,000)	$(13,524,213)
Right-of-use assets	(8,838)	(8,838)
Total deferred tax liabilities	(16,052,838)	(13,533,051)
Net deferred tax liability	$(13,012,482)	$(11,004,427)

The net deferred tax liability is presented on the consolidated balance sheet as a non-current deferred tax liability of $11,037,595 as of December 31, 2025 (December 31, 2024: $13,524,213), reflecting the netting of deferred tax assets and liabilities within the same jurisdiction pursuant to ASC 740-10-45.

As of December 31, 2025, the Company had federal net operating loss (“NOL”) carryforwards of approximately $13,962,000, which may be carried forward indefinitely under the Tax Cuts and Jobs Act of 2017, subject to an 80% taxable income limitation in any given year. The Company also has IRC Section 174 capitalized research and development costs of approximately $14,273,000, which are amortized for tax purposes over five years (domestic) or fifteen years (foreign-sourced), resulting in deferred tax assets that will reverse as those costs amortize through approximately 2030.

The Company evaluates the need for a valuation allowance against its deferred tax assets based on an assessment of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of December 31, 2025, management determined that no valuation allowance was required, as the Company’s deferred tax assets are expected to be realizable against the existing deferred tax liability related to intangible assets within the same tax jurisdiction. The net deferred tax liability position provides an objective source of taxable income for realization of the deferred tax assets.

The Company files income tax returns in the U.S. federal and New York state jurisdictions. Tax years from 2021 onward remain open and subject to examination by the relevant tax authorities. The Company has no material unrecognized tax benefits as of December 31, 2025 or 2024, and does not anticipate any significant changes to unrecognized tax benefits within the next twelve months. No interest or penalties related to income taxes have been accrued for the years ended December 31, 2025 or 2024.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our co-Chief Executive Officers and our Chief Financial Officer (our principal executive officers and principal accounting/financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our co-Chief Executive Officers and our Chief Financial Officer concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, but because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. The Company’s internal control over financial reporting includes those policies and procedures that are designed to:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements. Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013). Based on our assessment, management concluded that the Company’s internal controls over financial reporting were not effective as of December 31, 2025, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Specifically, management’s determination was based on the following material weaknesses which existed as of December 31, 2025:
●	Financial Reporting Systems: The Company did not maintain a fully integrated financial consolidation and reporting system throughout the period and as a result, extensive manual analysis, reconciliation and adjustments were required in order to produce financial statements for external reporting purposes.
●	Segregation of Duties: The Company does not currently have a sufficient complement of technical accounting and external reporting personnel commensurate to support standalone external financial reporting under public company or SEC requirements. Specifically, the Company did not effectively segregate certain accounting duties due to the small size of its accounting staff and maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting and the closing process. In addition, there were inadequate reviews and approvals by the Company’s personnel of certain reconciliations and other processes in day-to-day operations due to the lack of a full complement of accounting staff.

Limitations on the Effectiveness of Controls

Management of the Company, including its co-Chief Executive Officers and its current Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by the collusion of two or more persons. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting.

There have not been any changes in our internal control over financial reporting during the year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our workforce operated primarily in a work from home environment for the year ended December 31, 2025. While pre-existing controls were not specifically designed to operate in our current work-from-home operating environment, we do not believe that such work-from-home actions have had a material adverse effect on our internal controls over financial reporting. We have continued to re-evaluate and refine our financial reporting process to provide reasonable assurance that we could report our financial results accurately and timely.

ITEM 9B.	OTHER INFORMATION

During the quarter ended December 31, 2025, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

During the quarter ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required under Item 10 is incorporated herein by reference to the information set forth in our the 2026 Proxy Statement.

We have adopted an Insider Trading Policy which governs the purchase, sale, and/or other disposition of our securities by our directors, officers, and employees and other covered persons designated by the policy. We believe our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and Nasdaq listing standards, as applicable. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

ITEM 11.	EXECUTIVE COMPENSATION

The information required under Item 11 is incorporated herein by reference to the information set forth in our the 2026 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required under Item 12 is incorporated herein by reference to the information set forth in our the 2026 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required under Item 13 is incorporated herein by reference to the information set forth in our the 2026 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required under Item 14 is incorporated herein by reference to the information set forth in our the 2026 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) The following is an index of the financial statements, schedules and exhibits included in this Annual Report.

(1)	All Financial Statements

(2)	Consolidated Financial Statement Schedules

Except as provided above, all financial statement schedules have been omitted, since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto included in this Annual Report.

(3)	Exhibits

			Incorporated by Reference		Filing	Filed/Furnished
Exhibit No.	Description	Form	File No.	Exhibit	Date	Herewith
2.1	Agreement and Plan of Merger, dated July 25, 2024, by and among the Company, MEDS Merger Sub I, Inc., MEDS Merger Sub II, LLC, and Scienture, Inc.	8-K	001-39199	2.1	7/31/2024
3.1	Second Amended and Restated Certificate of Incorporation of Trxade Group, Inc.	S-1	333-234221	3.1	10/15/2019
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020	8-K	001-39199	3.1	2/13/2020
3.4	Certificate of Amendment of Certificate of Incorporation (changing name TRxADE HEALTH, INC.)	8-K	001-39199	3.1	5/28/2021
3.5	Form of Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	001-39199	3.1	6/15/2023
3.6	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	001-39199	3.1	9/24/2024
3.7	Certificate of Designation of Series B Preferred Stock	8-K	000-55218	3.1	06/26/2023
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock	8-K	000-55218	3.1	10/11/2023
3.9	Certificate of Designation of Preference, Rights and Limitations of Series X Non-Voting Convertible Preferred Stock.	8-K	001-39199	3.1	7/31/2024
3.10	Amended and Restated Bylaws of Trxade Group, Inc.	10-12G/A	000-55218	3.1	7/24/2014
3.11	Form of Common Stock Purchase Warrant	8-K	000-55218	4.2	10/7/2022
4.1	Description of Registered Securities	10-K	001-39199	4.1	3/27/2023
10.1*	Second Amended and Restated Trxade Group, Inc. 2019 Equity Incentive Plan	8-K	001-39199	10.1	5/28/2021
10.2*	Form of Stock Option Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.6	8/14/2020
10.3*	Form of Restricted Stock Grant Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.7	8/14/2020
10.4*	Form of Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement	S-8	333-246318	10.8	8/14/2020
10.5*	Trxade Group, Inc. Independent Director Compensation Policy adopted April 14, 2020	10-Q	001-39199	10.8	7/27/2020

10.6+	Master Services Agreement, dated October 29, 2024, by and between the Company and Anthem Biosciences Pvt. Ltd.	S-1/A	333-283591	10.25	1/14/2025
10.7+	Exclusive Commercial and Supply Agreement dated March 4, 2025, by and between Scienture, LLC and Summit Biosciences Inc.	8-K	001-39199	1.1	3/10/2025
10.8	Consulting Agreement by and between Scienture Holdings, Inc. and Draper, Inc. dated March 17, 2025	8-K	001-39199	10.1	3/21/2025
10.9*	Independent Contractor Agreement by and between Scienture Holdings, Inc. and EMS Consulting Services, LLC	8-K	001-39199	5.1	3/13/2025
10.10+	Form of Common Stock Purchase Agreement by and between Scienture Holdings, Inc. and the investors named therein.	10-Q	001-39199	10.1	8/12/2025
10.11	Form of Indemnification Agreement	8-K	001-39199	10.1	7/3/2025
10.12	Membership Interest Purchase Agreement by and among Scienture Holdings, Inc., Integra Pharmacy Solutions LLC, and Tollo Health, Inc., dated April 8, 2025	8-K	001-39199	1.01	4/11/2025
10.13	Stock Purchase Agreement by and among Scienture Holdings, Inc. and Tollo Health, Inc., dated April 8, 2025	8-K	001-39199	1.02	4/11/2025
10.14	Form of Promissory Note	8-K	001-39199	1.03	4/11/2025
10.15*	First Amendment to Employment Agreement effective October 1, 2024, by and between Scienture, LLC and Dr. Narasimhan Mani	8-K		10.1	10/24/2025
10.16*	First Amendment to Employment Agreement effective October 1, 2024, by and between Scienture, LLC and Dr. Shankar Hariharan	8-K		10.2	10/24/2025
10.17	Second Amendment of Loan and Security Agreement dated October 10, 2025, by and among the Company, Scienture, LLC, and NVK Finance, LLC	8-K		10.1	10/16/2025
10.18	Note Purchase Agreement dated October 14, 2025, by and between the Company and Streeterville Capital, LLC	8-K		10.2	10/16/2025
10.19	Secured Promissory Note dated October 14, 2025, made by the Company in favor of Streeterville Capital, LLC	8-K		10.3	10/16/2025
10.20	Security Agreement dated October 14, 2025, by and between the Company and Streeterville Capital, LLC	8-K		10.4	10/16/2025
10.21	Security Agreement dated October 14, 2025, by and between Scienture, LLC and Streeterville Capital, LLC	8-K		10.5	10/16/2025
10.22	Guaranty dated October 14, 2025, made by Scienture, LLC for the benefit of Streeterville Capital, LLC	8-K		10.6	10/16/2025
10.23	Letter Agreement dated October 2, 2025, by and among the Company, Arena Finance Markets, LP, and Arena Special Opportunities III LP	8-K		10.1	10/3/2025

10.24	Equity Distribution Agreement, dated September 19, 2025, with Maxim Group LLC	8-K		1.1	9/23/2025
10.25	Form of Securities Purchase Agreement	8-K		10.1	8/15/2025
10.26	Form of Placement Agency Agreement	8-K		10.2	8/15/2025
14.1	Code of Ethics	10-K	000-55218	14.1	3/23/2015
19.1	Insider Trading Policy	10-K	001-39199	19.1	4/22/2024
21.1	List of Subsidiaries					X
23.1	Consent of Independent Registered Accounting Firm					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act					X
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act					X
32.2	Certification of Principal Accounting Officer Pursuant to Section 906’ of the Sarbanes-Oxley Act					X
97.1	Form of Clawback Policy	10-K/A	001-39199	97.1	5/3/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

* Indicates management contract or compensatory plan or arrangement.

+ Exhibits and/or schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the registrant may request confidential treatment pursuant to Rule 24b-2 under the Exchange Act for any exhibits or schedules so furnished.

ITEM 16.	FORM 10–K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCIENTURE HOLDINGS, INC.

By:	/s/ Dr. Narasimhan Mani
Dr. Narasimhan Mani
Co-Chief Executive Officer and President

By:	/s/ Dr. Shankar Hariharan
Dr. Shankar Hariharan
Co-Chief Executive Officer and Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this registration statement has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dr. Narasimhan Mani	Co-Chief Executive Officer and President	March 30, 2026
Dr. Narasimhan Mani	(Co-Principal Executive Officer)

/s/ Dr. Shankar Hariharan	Co-Chief Executive Officer and Executive Chairman	March 30, 2026
Dr. Shankar Hariharan	(Co-Principal Executive Officer)

/s/ Eric Sherb	Chief Financial Officer	March 30, 2026
Eric Sherb	(Principal Financial and Accounting Officer)

/s/ Donald G. Fell	Director	March 30, 2026
Donald G. Fell

/s/ Mayur Doshi	Director	March 30, 2026
Mayur Doshi

/s/ Subbarao Jayanthi	Director	March 30, 2026
Subbarao Jayanthi

