Form 10-K/A
period 2025-12-31
Scienture Holdings, Inc.
filed 2026-04-30
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

There were 40,630,815 shares of the registrant’s common stock outstanding on April 30, 2026.

EXPLANATORY NOTE

Scienture Holdings, Inc. is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Original Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026, solely for the purpose of:

●	updating Item 7 of Part II to correct immaterial errors; and

●	including the Part III information required under the instructions to Form 10-K and the general rules and regulations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the omitted information to be incorporated in the Original Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end; and

In addition, this Form 10-K/A deletes the reference on the cover of the Original Form 10-K to the incorporation by reference of portions of our proxy statement into Part III of the Original Form 10-K.

This Form 10-K/A amends and restates Part III, Items 10, 11, 12, 13, and 14, and Part IV, Item 15, of the Original Form 10-K. We are not including new certifications required by Rule 13a-14(b) under the Exchange Act as no financial statements are included in this Form 10-K/A. In addition, no other information has been updated for any subsequent events occurring after March 30, 2026, the date of the filing of the Original Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with the Original Form 10-K and our other filings made with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Form 10-K.

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

Liquidity Outlook Cash Explanation

Cash Requirements

As of December 31, 2025, the Company’s primary source of liquidity consisted of $6,662,008 in cash and cash equivalents and the Tollo promissory note with a principal balance of $5,000,000 (bearing interest at the prime rate and maturing June 30, 2030). The Company has financed its operations primarily through equity issuances under its equity line of credit (“ELOC”) and convertible note arrangements. During the year ended December 31, 2025, the Company raised approximately $26.3 million in gross equity proceeds through ELOC and other equity transactions. The Company’s principal uses of cash are commercialization of ARBLI™ and REZENOPYTM research and development, general and administrative costs, and debt service. The Company expects to fund its operations for at least the next twelve months from its existing cash balance and revenues generated from ARBLI™ commercialization, which commenced in the third quarter of 2025 and is expected to grow in 2026. The company also expects to generate revenue from REZENOPYTM which is anticipated to commence in the third quarter of 2026. The Company may also raise additional funding through the sale of debt or equity to fund accelerated pipeline development activities; however, there can be no assurance that such funding will be available on favorable terms, or at all.

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

Management believes that the Company’s existing cash of $6,662,008, combined with growing revenues from ARBLI™ and REZENOPYTM commercialization and its plans to access additional capital as needed, will be sufficient to fund operations and meet its obligations for at least the twelve months following the issuance of these financial statements. Key factors supporting this assessment include: (i) cash on hand of $6.7 million, which management believes is sufficient to cover current operating requirements; (ii) positive working capital of approximately $5.2 million as of December 31, 2025, compared to a working capital deficit of approximately $(1.6) million as of December 31, 2024; (iii) initial revenues from ARBLI™ commencing in the third quarter of 2025, with projected revenue growth in 2026; (iv) initial revenues from REZENOPY™ commencing in the third quarter of 2026, with projected revenue growth in 2027 and (v) the Company’s ability to modulate discretionary spending and access equity markets, as demonstrated by raising approximately $26.3 million in gross equity proceeds during 2025.

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

Net cash used in operating activities from continuing operations for the year ended December 31, 2025 was $13,382,482, compared to net cash used in operating activities of approximately $13,286,163 for the year ended December 31, 2024. The net loss of $43,507,142 was the primary driver of cash used in operations in 2025, partially offset by significant non-cash charges including $26,346,050 of impairment losses, $3,161,100 of debt discount amortization, $2,068,892 of stock-based compensation expense, $4,310,090 of common stock issued for services, $453,846 of amortization of intangible assets, and gains on warrant and derivative fair value changes of $3,205,854. Changes in working capital used cash of approximately $6,782,427, primarily driven by increases in accounts receivable and inventory associated with the ARBLI™ commercialization launch.

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

Wage and salary expense was $2,118,568 for the year ended December 31, 2025, relatively flat compared to $2,111,066 for 2024. Professional fees increased $949,490 to $2,407,822 in 2025 from $1,458,332 in 2024, primarily due to higher external consulting costs related to commercialization activities, SEC compliance, and corporate actions. Accounting and legal expense was $2,070,337 in 2025 compared to $1,807,041 in 2024, an increase of $263,296, driven by incremental costs associated with the year-end audit, SEC filings, and legal matters. General and administrative expenses (including non-cash stock-based compensation) increased $1,248,436 to $7,926,016 in 2025 from $6,677,580 in 2024, primarily due to higher non-cash stock-based compensation expense and costs associated with ARBLI™ commercialization activities. Technology expense decreased $319,050 to $97,261 in 2025 from $416,311 in 2024, primarily reflecting the wind-down of legacy technology platform expenses following the IPS and Softell dispositions. Research and development expenses were $1,956,270 in 2025 compared to $2,236,690 in 2024, a decrease of $280,420, reflecting shifts in the timing of CRO, regulatory spending and partner milestone payments across our pipeline programs (SCN-102: $368K; SCN-104: $422K; SCN-106: $298K; SCN-110: $500K in 2025).

Non-Operating Income (Expense)

Non-operating income (expense) for the year ended December 31, 2025 included: a gain on the change in fair value of warrant liability of $909,020 (2024: loss of $182,982), reflecting mark-to-market decreases in warrant fair value; a gain on the change in fair value of the derivative liability of $2,296,834 (2024: gain of $180,383), primarily related to the derecognition of the Arena convertible debenture derivative liability upon full repayment; interest income of $302,702 (2024: $135,337) on the Tollo promissory note; interest expense of $4,083,206 (2024: $1,335,631), reflecting a full year of amortization of debt discount and interest on the Arena debenture and other convertible notes; a loss on conversion of note payable of $53,446; and a loss on disposition of subsidiaries of $288,204, primarily related to the Bonum Health, Inc. and Softell transactions. The Company recognized an income tax benefit of $1,994,878 for the year ended December 31, 2025 (2024: $534,396), reflecting changes in deferred tax liabilities attributable to the intangible asset impairment charges recognized during the year.

Net Loss and Discontinued Operations

Net loss from continuing operations, net of tax, was $41,512,264 for the year ended December 31, 2025, compared to a net loss from continuing operations of $18,244,480 for the year ended December 31, 2024. The increase in net loss was primarily attributable to the $26,346,050 of non-cash impairment charges recognized in 2025, with no comparable charge in 2024. Excluding impairment, net loss from continuing operations improved by approximately $1,083,388 year over year. There was no income from discontinued operations in 2025. For the year ended December 31, 2024, income from discontinued operations, net of tax, was $27,310,278, primarily from the gain on the sale of MMS assets and the Softell disposition in the first half of 2024. Net loss for the year ended December 31, 2025 was $41,512,264, compared to net income of $9,065,798 for the year ended December 31, 2024.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following is a list of our directors serving on our board of directors (our “Board”) and our executive officers.

Name	Age	Position	Director Since
Dr. Narasimhan Mani	51	Co-Chief Executive Officer, President, and Director	May 2025
Dr. Shankar Hariharan	69	Co-Chief Executive Officer, Executive Chairman, and Director	July 2024
Donald G. Fell(1)(2)(3)	80	Director	January 2014
Mayur Doshi(1)(2)(3)	64	Director	May 2024
Subbarao Jayanthi(1)(2)(3)	55	Director	June 2024

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Executive Officers

Dr. Shankar Hariharan, Co-Chief Executive Officer, Executive Chairman, and Director

Dr. Hariharan has over 37 years of experience in successfully leading branded, specialty and generic pharmaceutical businesses and has held several leadership positions at Scienture, Forest Labs, Par Pharmaceuticals and Amneal Pharmaceuticals. He most recently was the founder, president and chief executive officer of Scienture. At Amneal in his role as the Executive Vice President and Chief Scientific Officer, he oversaw Global Research & Development, Global Regulatory Affairs, and Specialty Product Development and was instrumental in the company achieving significant revenue growth (>$1.5B) with high profit margins. Prior to joining Amneal, Dr. Hariharan founded DermAct, an R&D organization specializing in new molecule discovery and product development for key indications in Dermatology, leading to the company’s successful acquisition. Dr. Hariharan obtained his bachelor’s degree in pharmacy at the Banaras Hindu University (BHU) in India and his Ph.D. in Pharmaceutical Sciences at Northeastern University in Boston, Massachusetts. Dr. Hariharan currently serves on the Board of Depymed, Inc. and on the Advisory Board of New Rhein Healthcare, LLC and MAA Laboratories. Our Board believes that Dr. Hariharan is qualified to serve as a member of the Board because of his extensive business and management background, especially in relation to his executive experience in the healthcare industry.

Dr. Narasimhan Mani, Co-Chief Executive Officer, President, and Director

Dr. Mani has served as a director and the Co-Chief Executive Officer and President of the Company since May 2025. Dr. Mani is an experienced healthcare professional with over 25 years of experience in the pharmaceutical industry. He most recently served as the President and Chief Executive Officer for Kesin Pharma Corporation, a specialty pharma company with a focus on commercializing specialty and brand products. His past roles include serving as the Chief Executive Officer of Xiromed LLC, a generics and specialty drug product company and as the Vice President, Global Corporate Strategy and Business Development, at Amneal Pharmaceuticals where he led all the company’s strategic initiatives across Global Strategy, Portfolio Management, Business Development, and Commercial Operations. His previous experiences also include being the Corporate Finance and Strategic Planning Leader at Johnson & Johnson in New Brunswick, New Jersey, in the pharmaceutical and medical device sectors. He also worked as a Research Scientist and Product Development leader during his time at Forest Laboratories and Par Pharmaceuticals. He is an invited member of the Executives-in-Residence at New Rhein Healthcare Investors, a life-sciences focused private equity firm, and serves on the board of directors at Corsair Pharma, Inc., one of their portfolio companies. Dr. Mani’s journey in the pharmaceutical and healthcare space began with his B.Pharm (Hons.) from BITS, Pilani, India which he completed in 1995. His subsequent graduate degrees include M.S. Analytical Chemistry, from the University of Oklahoma, Norman in 1998, Ph.D. in Pharmaceutics, from the University of Georgia, Athens in 2003 and MBA in Finance and Marketing, from Columbia Business School, New York, NY in 2008. Dr. Mani is also the recipient of the 2021 Outstanding 50 Asian Americans in Business Award in September 2021. Our Board believes that Dr. Mani is qualified to serve as a member of the Board because of his extensive executive leadership and strategic planning experience in the pharmaceutical and healthcare industries, including his background in commercializing specialty products, leading business-development initiatives, and serving in senior roles at both public and private companies.

Non-Employee Directors

Donald G. Fell, Director

Mr. Fell has served as an independent director of our company since January 2014. Mr. Fell currently serves as a director of urban-gro, Inc. (NASDAQ: UGRO) since February 2026, a director of Wellgistics Health, Inc. (NASDAQ: WGRX) since October 2025, a director of Crown Reserve Acquisition Corp. I, a special acquisition corporation (a “SPAC”) (NASDAQ: CRAC), since May 2025, a director of Kernel Group Holdings, Inc. (NASDAQ: KRNL), a SPAC, since December 2022, a director of Oceantech Acquisitions I Corp. (NASDAQ: OTEC), a SPAC, since March 2023, and a director of Integrated Wellness Acquisition Corp (NYSE: WEL), a SPAC, since February 2024. Mr. Fell previously served as a director of several SPACs that have completed a business combination including: Aesther Healthcare Acquisition Corp. (n/k/a Ocean Biomedical, Inc. (NASDAQ: OCEA)) from June 2021 until February 2023, Semper Paratus Acquisition Corporation (n/k/a Tevogen Bio Holdings Inc. (NASDAQ: TVGN)) from June 2023 until February 2024, and PowerUp Acquisition Corp. (n/k/a Aspire Biopharma Holdings, Inc. (NASDAQ: ASBP) from August 2023 until February 2026.

He is presently Professor and Institute Director for the Davis, California-based Foundation for Teaching Economics and adjunct professor of economics for the University of Colorado, Colorado, Springs. From 1995 – 2012, Mr. Fell held positions with the University of South Florida as a member of the Executive MBA faculty, Director of Executive and Professional Education and Senior Fellow of the Public Policy Institute. He has also served as visiting professor of economics at the University of LaRochelle, France, and as adjunct professor of economics at both Illinois State University and The Ohio State University. Mr. Fell holds undergraduate and graduate degrees in economics from Indiana State University and is all but dissertation (ABD) in economics from Illinois State University. Through his work with the Foundation for Teaching Economics and the University of Colorado, Colorado Springs he has conducted graduate institutes on economic policy and environmental economics in 44 states, throughout Canada, the Islands and Eastern Europe. We believe Mr. Fell is qualified to serve as a member of the Board because of his extensive business and management background. Our Board believes that Mr. Fell’s extensive experience in the field of economics and business will provide us with valuable insight as we seek to execute our business strategy.

Mayur Doshi, Director

Mr. Doshi is President and Chief Executive Officer of AlfaGene Bioscience, Inc. He has successfully initiated several companies and for the last ten years has been the Chief Executive Officer of Apogee Pharma. Mr. Doshi currently serves as a director of Crown Reserve Acquisition Corp. I (NASDAQ: CRAC), a SPAC, since May 2025. He has also served as a director of PowerUp Acquisition Corp. (NASDAQ: PWUP), a SPAC, from August 2023 until February 2026. He has over 20 years of experience in the global generic pharmaceutical market. He is a trained chemist and seasoned entrepreneur with extensive experience in active pharmaceutical ingredients. He has more than twenty years of pharmaceutical and bio-tech industry experience; entering the generic pharmaceutical industry in 1988. He is Chairman and Managing Director of Apogee Pharma, Inc., a major importer of APIs. He works closely with his clients assisting them in bringing new generic drugs to market, including Barr Pharmaceuticals, DuPont Pharmaceuticals, Sandoz, Wyeth and Watson. He is also a major investor in a generic pharmaceutical company and is the founder of, and primary investor in, AlfaGene. He worked and managed extensively in the pharmaceutical industry and created a multimillion dollar company. Mr. Doshi also serves as a philanthropist for various organizations. Our Board believes that Mr. Doshi is well qualified to serve as a director because of his experience in the global generic pharmaceutical market and his experience as a seasoned entrepreneur.

Subbarao Jayanthi, Director

Subbarao Jayanthi, is the Managing Partner of RxC International, LLC and has been with the company since May 2013. RxC International is a strategy consulting firm advising biopharma companies on growth strategies and while at the firm Mr. Jayanthi has advised senior executives and board members at several biopharma companies on corporate strategy, portfolio strategy, and licensing/M&A transactions in the US, EU, and Japan. Mr. Jayanthi is also a Board Member and Chief Business Officer of Interlude Biopharma, a GI company with three late-stage novel medications under development for gastrointestinal disorders. He is also a Senior Advisor to Modig Life Sciences, a rare disease company developing an antisense oligonucleotide for a fatal neurodegenerative disease. Before this, Subbarao was the head of business planning at Daiichi Sankyo, a Top 20 global biopharma company. He spent a decade in leadership positions at global strategy consulting firms such as BCG and others, earlier in his career. He has authored books on biopharma commercialization, value chain management, and investments. He has an MBA in strategy, finance, and marketing from Kellogg School of Management at Northwestern University. Our Board believes that Mr. Jayanthi is qualified to serve as a director because of his extensive business and management background, especially in relation to his executive experience in the healthcare industry.

Family Relationships

There are no familial relationships among our directors and executive officers.

Board Composition

Our business and affairs are managed under the direction of our Board. Dr. Hariharan is the Executive Chairman of our Board. Subject to the terms of our Certificate of Incorporation, our Board may fix, by one or more resolutions adopted from time to time by our Board, the number of directors on the Board. Currently, our Board is comprised of five directors with one-year terms. Each director’s term will continue until the election and qualification of his or her successor, or the earlier of his or her death, resignation or removal.

Our Amended and Restated Bylaws (our “Bylaws”) provide that a majority of our Board will fill vacant directorships, including newly-created seats, unless our Board determines that any such vacancies or newly created directorships should be filled by our stockholders. Our Bylaws also provide that, subject to any applicable preferred stockholder rights, our directors may only be removed for cause and by the affirmative vote of the holders of at least two-thirds of the voting power of the then-outstanding shares entitled to vote in the election of directors, voting together as a single class.

Our Board does not have a policy requiring the positions of the Chairperson of our Board and our Chief Executive Officer to be separate or held by the same individual. Our directors believe that this determination should be based on criteria that are in our and our stockholders’ best interests, including the composition, skills and experience of our directors, specific challenges faced by us or the industry in which we operate, and governance efficiency.

Director Independence

Our Board determines the independence of each director and nominee for election as a director, as defined in the listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) and applicable laws of the Securities and Exchange Commission (the “SEC”), on an annual basis. In assessing director independence, our Board considers, among other matters, the nature and extent of any business relationships, including transactions conducted, between us and each director and between us and any organization for which one of our directors is a director or executive officer or with which one of our directors is otherwise affiliated.

Our Board has determined that (i) each of the directors serving on the Board, other than Shankar Hariharan and Narasimhan Mani, qualifies as an independent director, as defined under the Nasdaq listing rules and (ii) our Board consists of a majority of “independent directors,” as defined under applicable SEC and Nasdaq rules relating to director independence. We also are subject to certain rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the audit committee, as discussed below.

Board Committees

Our Board has the authority to appoint committees to perform certain management and administration functions. Currently, our Board has three committees: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee. Each committee operates under a written charter approved by our Board. Copies of each charter are posted on the Investor Relations section of our website at www.scientureholdings.com/governance. Please note that any references to our website does not include or incorporate by reference the information on our website.

Audit Committee

We established our Audit Committee to oversee our accounting and financial reporting processes and the audits of our financial statements. Only our independent directors serve on our Audit Committee, which consists of Donald G. Fell, Mayur Doshi (chair), and Subbarao Jayanthi. Our Board selected the members of the Audit Committee based on a determination that each of the members is financially literate (as required by Nasdaq rules) and qualified to monitor the performance of management and the independent auditors and to monitor our disclosures so that our disclosures fairly present our business, financial condition, and results of operations.

Our Board has also determined that Mr. Doshi is an “audit committee financial expert” (as defined in the SEC rules) because he has the following attributes: (i) an understanding of generally accepted accounting principles in the United States of America (“GAAP”) and financial statements; (ii) the ability to assess the general application of such principles in connection with accounting for estimates, accruals and reserves; (iii) experience analyzing and evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by our financial statements; (iv) an understanding of internal control over financial reporting; and (v) an understanding of audit committee functions. Mr. Doshi has acquired these attributes by means of having held various positions that provided relevant experience, as described in his biographical information above.

Our Audit Committee has the sole authority, at its discretion and at our expense, to retain, compensate, evaluate, and terminate our independent auditors and to review, as it deems appropriate, the scope of our annual audits, our accounting policies and reporting practices, our system of internal controls, our compliance with policies regarding business conduct and other matters. In addition, our Audit Committee has the authority, at its discretion and at our expense, to retain special legal, accounting, or other advisors to advise the Audit Committee.

Our Audit Committee Charter was filed as Exhibit 99.1 to the Current Report on Form 8-K that we filed with the SEC on October 28, 2019, and is available on our website at www.scientureholdings.com/governance.

Compensation Committee

Our Compensation Committee is comprised exclusively of independent directors and currently consists of Donald G. Fell (chair), Mayur Doshi, and Subbarao Jayanthi. Our Compensation Committee is responsible for the administration of our stock compensation plans, the approval, review, and evaluation of the compensation arrangements for our executive officers and directors, and for overseeing and advising our Board on the adoption of policies that govern our compensation and benefit programs. In addition, our Compensation Committee has the authority, at its discretion and at our expense, to retain special legal, accounting, or other advisors to advise our Compensation Committee.

None of our current or former officers and employees are or were during the year ending December 31, 2025, members of our Compensation Committee. Additionally, no member of our Compensation Committee had any relationship requiring disclosure by us under Section 404 of Regulation S-K. During the year ending December 31, 2025, none of our executive officers (A) served as a member of our Compensation Committee (or any other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on our Compensation Committee (or another committee performing equivalent functions or, in the absence of any such committee, our Board); (B) served as a director of another entity, one of whose executive officers served on our Compensation Committee (or other committee performing equivalent functions or, in the absence of any such committee, our Board); or (C) served as a member of the compensation committee (or other committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served as our director.

Accordingly, the Compensation Committee members have no interlocking relationships required to be disclosed under SEC rules and regulations.

Our Compensation Committee Charter was filed as Exhibit 99.2 to the Current Report on Form 8-K that we filed with the SEC on October 28, 2019, and is available on our website at www.scientureholdings.com/governance.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee is comprised exclusively of independent directors and currently consists of Donald G. Fell (chair), Subbarao Jayanthi, and Mayur Doshi. Our Nominating and Corporate Governance Committee is responsible for identifying prospective qualified candidates to fill vacancies on the Board, recommending director nominees (including chairpersons) for each of our committees, developing and recommending appropriate corporate governance guidelines and overseeing the self-evaluation of the Board.

In considering individual director nominees and committee appointments, our Nominating and Corporate Governance Committee seeks to achieve a balance of knowledge, experience and capability on our Board and its committees and to identify individuals who can effectively assist us in achieving our short-term and long-term goals, protecting our stockholders’ interests, and creating and enhancing value for our stockholders. In so doing, our Nominating and Corporate Governance Committee considers a person’s diversity attributes (e.g., professional experiences, skills, background, race, and gender) as a whole and does not necessarily attribute any greater weight to one attribute. Moreover, diversity in professional experience, skills and background, and diversity in race and gender, are just a few of the attributes that our Nominating and Corporate Governance Committee takes into account. In evaluating prospective candidates, our Nominating and Corporate Governance Committee also considers whether the individual has personal and professional integrity, good business judgment and relevant experience and skills, and whether such individual is willing and able to commit the time necessary for our Board and committee service.

While there are no specific minimum requirements that must be met by a prospective director nominee, our Nominating and Corporate Governance Committee believes that director nominees should possess personal and professional integrity, have good business judgment, have relevant experience and skills, and be willing and able to commit the necessary time for our Board and committee service. We do not have a formal diversity policy. However, our Nominating and Corporate Governance Committee evaluates each individual in the context of the Board as a whole, with the objective of recommending individuals that can best perpetuate the success of our business and represent stockholder interests through the exercise of sound business judgment using their diversity of experience in various areas. We believe our current directors possess diverse professional experiences, skills, and backgrounds, in addition to (among other characteristics) high standards of personal and professional ethics, proven records of success in their respective fields and valuable knowledge of our business and our industry.

Our Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating director nominees, and regularly assesses the appropriate size of our Board and whether any vacancies on our Board are expected due to retirement or other circumstances. In addition, our Nominating and Corporate Governance Committee considers, from time to time, various potential candidates for directorships. Candidates may come to the attention of our Nominating and Corporate Governance Committee through current Board members, professional search firms, stockholders, or other persons. These candidates may be evaluated at regular or special meetings of our Nominating and Corporate Governance Committee and may be considered at any point during the year.

Our Nominating and Corporate Governance Committee evaluates director nominees at regular or special committee meetings pursuant to the criteria described above and reviews qualified director nominees with our Board. Our Nominating and Corporate Governance Committee selects nominees that best suit our Board’s current needs and recommends one or more of such individuals for election to our Board.

Our Nominating and Corporate Governance Committee will consider nominees for our Board recommended in good faith by our stockholders, provided those nominees meet the requirements of Nasdaq and applicable federal securities law. Stockholders should submit the candidate’s name, credentials, contact information and his or her written consent to be considered as a candidate. These recommendations should be submitted in writing to our Secretary. The proposing stockholder should also include his or her contact information and a statement of his or her share ownership (how many shares owned and for how long). Our Nominating and Corporate Governance Committee may request further information about stockholder recommended nominees in order to comply with any applicable laws, rules, or regulations or to the extent such information is required to be provided by such stockholder pursuant to any applicable laws, rules, or regulations. Individuals recommended by stockholders in accordance with these procedures will receive the same consideration received by individuals identified to our Nominating and Corporate Governance Committee through other means. In addition, our Bylaws permit stockholders to nominate directors at an annual meeting of stockholders or at a special meeting at which directors are to be elected in accordance with the notice of meeting pursuant to the requirements of the our Bylaws and applicable Nasdaq and SEC rules and regulations. There were no material changes to the procedures by which our stockholders may recommend nominees to our Board since our last annual or quarterly report filed with the SEC.

Our Nominating and Corporate Governance Committee Charter was filed as Exhibit 99.1 to the Current Report on Form 8-K that we filed with the SEC on November 20, 2019, and is available on our website at www.scientureholdings.com/governance.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Ethics that applies to all of our directors, officers and employees. This Code of Ethics is available for review in print, without charge, to any stockholder who requests a copy by writing to us at Scienture Holdings, Inc., 20 Austin Boulevard, Commack, NY 11725, Attention: Investor Relations. In addition, the Code of Ethics was filed as Exhibit 14.1 to the Annual Report on Form 10-K that we filed with the SEC on March 23, 2015, and is available on our website at www.scientureholdings.com/investors.

We intend to disclose any amendments to our Code of Ethics and any waivers with respect to our Code of Ethics granted to our principal executive officer, our principal financial officer, or any of our other employees performing similar functions on our website and also in a Current Report on Form 8-K, as required, within four business days following the date of such amendment or waiver. In such case, the disclosure regarding the amendment or waiver will remain available on our website for at least 12 months after the initial disclosure. There have been no waivers granted with respect to our Code of Ethics to any such officers or employees. The inclusion of our website address in this Form 10-K/A does not include or incorporate by reference the information on our website into this Form 10-K/A.

Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, persons who beneficially own more than 10% of a registered class of our equity securities, and certain other persons to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC, and to furnish the Company with copies of the forms. Based on its review of the forms filed with the SEC, or representations from reporting persons, we believe that all of our directors, executive officers, and greater than 10% beneficial owners filed such reports in a timely manner, except as follows:

●	Due to an administrative error, Dr. Mani did not file timely a Form 4 relating to shares of our common stock that he acquired or disposed of on September 19, 2024, March 10, 2025, April 14, 2025, October 1, 2025, and February 20, 2026 and shares of convertible preferred stock he disposed of on September 19, 2024.
●	Due to an administrative error, Dr. Hariharan did not file timely a Form 4 relating to shares of our common stock that he acquired or disposed of on September 19, 2024, March 10, 2025, April 14, 2025, October 1, 2025, and February 20, 2026 and shares of convertible preferred stock he disposed of on September 19, 2024.
●	Mr. Fell has not filed a Form 4 relating to shares of our common stock that he acquired or disposed of during the years ending December 31, 2023, 2024, and 2025. We understand Mr. Fell is working to complete these filings in the near future to correct this error.
●	Mr. Doshi has not filed a Form 3 or any Form 4s since he became a director in May 2024. We understand Mr. Doshi is working to complete these filings in the near future to correct this error.
●	Mr. Jayanthi has not filed a Form 3 or any Form 4s since he became a director in June 2024. We understand Mr. Jayanthi is working to complete these filings in the near future to correct this error.
●	Mr. Sherb has not filed a Form 3 or any Form 4s since he was appointed our Chief Financial Officer in March 2025. We understand Mr. Sherb is working to complete these filings in the near future to correct this error.

Insider Trading/Anti-Hedging Policies

Each of our and our subsidiaries’ employees, officers, and directors are subject to our Insider Trading Policy, which prohibits the unauthorized disclosure of any nonpublic information acquired in the workplace and the misuse of material nonpublic information in securities trading. This policy also prohibits trading in our securities during certain pre-established blackout periods around the filing of periodic reports and the public disclosure of material information. We recognize that hedging against losses in our securities may disturb the alignment between stockholders and executives that equity awards are intended to build. To ensure compliance with the policy and applicable federal and state securities laws, all individuals subject to the policy must refrain from the purchase or sale of our securities except in designated trading windows or pursuant to preapproved 10b5-1 trading plans. The anti-hedging provisions prohibit all employees, officers, and directors from engaging in “short sales” of our securities. Our Insider Trading Policy is available on our website at www.scientureholdings.com/governance.

ITEM 11.	EXECUTIVE COMPENSATION

2025 Summary Compensation Table

The following table sets forth certain information concerning compensation earned by or paid to certain persons who we refer to as our “Named Executive Officers” for services provided for the fiscal years ended December 31, 2024 and 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	All Other Compensation ($)		Total ($)
Surendra Ajjarapu	2025	-	100,000		-	-		100,000
Former Chairman of the Board, Chief Executive Officer, and Secretary(1)	2024	484,154	-	25,000	-	60,923	(3)	570,577

Prashant Patel	2025	-	-	-	-	-		-
Former President, Chief Operating Officer, and Interim Principal Financial/ Accounting Officer(2)	2024	332,962		76,500	-	-		409,462

Dr. Narasimhan Mani	2025	333,167	-	932,002	-	-		1,265,169
Current Co-Chief Executive Officer, President, and Director(4)	2024	-	-	-	-	-		-

Dr. Shankar Hariharan	2025	233,167	-	932,002	-	-		1,165,169
Current Co-Chief Executive Officer, Executive Chairman, and Director(5)	2024	-	-	-	-	-		-

Eric Sherb	2025	83,333	-	45,000	-	-		128,333
Current Chief Executive Officer(6)	2024	82,522	-	-	-	-		82,522

*	Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of restricted shares and option awards are set forth in the Critical Accounting Estimates as disclosed in our Consolidated Financial Statements for the year ended December 31, 2025. The amount reported in this column reflects the accounting cost for these awards and does not correspond to the actual economic value that may be received by the officer upon the vesting of the restricted shares, the exercise of the stock options, or any sale of the underlying shares of our common stock.
(1)	During the fiscal years ended December 31, 2024 and 2025, Mr. Ajjarapu served as Chairman of our Board and as our Chief Executive Officer and Secretary. On May 16, 2025, Mr. Ajjarapu resigned from such positions and now serves as a consultant.
(2)	During the fiscal years ended December 31, 2024 and 2025, Mr. Patel served as our President, Chief Operating Officer, and, beginning on March 6, 2023, its Interim Principal Financial/ Accounting Officer. On March 13, 2025, Mr. Patel resigned from his position as Interim Principal Financial/ Accounting Officer. On May 20, 2025, Mr. Patel resigned from his positions as President and Chief Operating Officer. Mr. Patel previously served as a consultant, but no longer provides services to us.
(3)	Represents a car allowance of $1,000 per month and a disability insurance policy paid for by us.
(4)	Our Board appointed Dr. Mani to serve as our Co-Chief Executive Officer, President, and Director effective as of May 20, 2025.
(5)	Our Board appointed Dr. Hariharan to serve as our Co-Chief Executive Officer, Executive Chairman, and Director effective as of May 20, 2025.
(6)	Our Board appointed Mr. Sherb to serve as our Chief Financial Officer effective as of March 13, 2025.

Narrative Disclosure to 2025 Summary Compensation Table

The compensation of our named executive officers generally consists of base salary, discretionary and non-discretionary bonuses, and long-term incentive compensation in the form of equity awards, and other benefits, as described below.

Outstanding Equity Awards At Fiscal Year-End

The following table sets forth information as of December 31, 2025, concerning unexercised options, unvested stock, and equity incentive plan awards for each of the Named Executive Officers named in the Summary Compensation Table.

Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price ($)	Option Expiration Date	Number of shares of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Dr. Narasimhan Mani	-	-	-	-	-	-	1,050,000	535,500	1,050,000	535,500

Dr. Shankar Hariharan	-	-	-	-	-	-	1,050,000	535,500	1,050,000	535,500

Eric Sherb	-	-	-	-	-	-	-	-	-	-

Equity Grant Timing

Our Board does not determine the timing or terms of equity awards, including stock options or similar awards whose exercise price is related to the market value of our common stock, in connection with the release of material nonpublic information that is likely to result in changes to the price of our common stock, such as a significant positive or negative earnings announcement, and we do not time the public release of such information based on stock option grant dates. During fiscal year 2025, there were no equity awards granted to any of our named executive officers within either four business days before or one business day after the filing of our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, and any Current Report on Form 8-K that contained any material nonpublic information.

Employment Agreements with Our Named Executive Officers

Surendra Ajjarapu, Former Chairman, Chief Executive Officer, and Secretary

We previously entered into an employment agreement with Mr. Ajjarapu, our former Chief Executive Officer and Secretary, on April 14, 2020. Given Mr. Ajjarapu’s resignation from his positions as Chairman and Chief Executive Officer of the Company effective May 16, 2025, his employment agreement with the Company terminated on such date. However, the description below summarizes the main terms of the employment agreement while it was in effect prior to Mr. Ajjarapu’s resignation.

The agreement, which provided for Mr. Ajjarapu to serve as our Chief Executive Officer, had a term extending through December 31, 2025, provided that the agreement would automatically extend for additional one-year terms thereafter in the event neither party provided the other at least 60 days prior notice of their intention not to renew the terms of the agreement. The agreement also required the Board, subject to certain exceptions, to nominate Mr. Ajjarapu to serve on the Board at each stockholders’ meeting that occurs during the term of the agreement and to serve as the Chairman of the Board.

Pursuant to the terms of the agreement, Mr. Ajjarapu’s annual compensation package included (1) a base salary of $360,000 per year ($300,000 for the 2020 fiscal year), subject to annual increases as determined in the sole discretion of the Compensation Committee of the Board (the “Compensation Committee”), and as discussed below (the “Base Salary”), and (2) a performance bonus equal to up to 100% of his Base Salary each year, based on the Company meeting certain performance metrics as determined from time to time by the Compensation Committee and Mr. Ajjarapu (“Performance Metrics”). Additionally, in the event that Mr. Ajjarapu met at least 70% of the requirements for any annual performance bonus, as determined in the reasonable discretion of the Compensation Committee (which requirement was met for the 2020 fiscal year, and which salary was automatically increased), Mr. Ajjarapu’s Base Salary would be increased by 20%. Mr. Ajjarapu was eligible for the Base Salary increase on an annual basis, with such increases being cumulative. Such increases in Base Salary did not require an amendment to the agreement. Mr. Ajjarapu’s Performance Metrics included specific company performance goals and objectives, including revenue goals, app downloads, and net operating income milestones, as could be modified or added to from time to time with the mutual approval of Mr. Ajjarapu and the Compensation Committee. The determination of whether the Performance Metrics were met was determined in the reasonable discretion of the Compensation Committee, no later than 90 days after (a) December 31, 2020, in connection with the 2020 Performance Metrics; and (b) the end of such calendar year for subsequent years. For the year ended December 31, 2020, Mr. Ajjarapu was awarded 49,020 shares of restricted Common Stock (the “2020 Restricted Stock”), valued at $372,062, based on the closing sales price of the Company’s Common Stock on the effective date of grant, which vested in full. Mr. Ajjarapu was also eligible to receive additional bonuses awarded from time to time in the discretion of the Board and/or Compensation Committee and the Board (in cash, options, or other forms of equity), or the Compensation Committee could waive or change the performance metrics associated with his performance bonus in their discretion. Mr. Ajjarapu’s compensation under his employment agreement was able to be increased, from time to time, by the Compensation Committee or the Board (with the recommendation of the Compensation Committee), which increases would not require the entry into an amended employment agreement. Mr. Ajjarapu was also paid an automobile allowance of $1,000 per month during the term of the agreement and was eligible to participate in the Company’s stock option plan and other benefit plans.

The agreement required Mr. Ajjarapu to devote at least 75% of his business time and efforts to Company business. The agreement also prohibited Mr. Ajjarapu from competing against us during the term of the agreement and for a period of twelve months after the termination of the agreement in any state and any other geographic area in which we or our subsidiaries provide Restricted Services or Restricted Products, directly or indirectly, during the twelve months preceding the date of the termination of the agreement. “Restricted Services” means the manufacture, distribution, wholesale, and sale of Restricted Products, healthcare services, and any other services that we or our subsidiaries have provided or are researching, developing, performing, and/or providing at any time during the two years immediately preceding the date of termination, or which Mr. Ajjarapu has obtained any trade secret or other confidential information about at any time during the two years immediately preceding the date of termination of the agreement. “Restricted Products” means pharmaceutical drugs and other healthcare products and any other product, that we or our subsidiaries have provided or are researching, developing, manufacturing, distributing, purchasing, selling, and/or providing at any time during the two years immediately preceding the date the agreement is terminated, or which Mr. Ajjarapu obtained any trade secret or other confidential information in connection with at any time during the two years immediately preceding the date of termination of the agreement.

The Company had the ability to terminate Mr. Ajjarapu’s employment (a) for “cause” (which was defined to include a material breach of the agreement by Mr. Ajjarapu, any act of misappropriation of funds or embezzlement by Mr. Ajjarapu, Mr. Ajjarapu committing any act of fraud, or Mr. Ajjarapu being indicted of, or pleading guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law); (b) in the event Mr. Ajjarapu suffered a physical or mental disability that rendered him unable to perform his duties and obligations for either 90 consecutive days or 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above. The agreement was also subject to automatic termination upon the death of Mr. Ajjarapu.

Mr. Ajjarapu was able to terminate his employment (a) for “good reason” (i.e., (i) if his position or duties were modified to such an extent that his duties were no longer consistent with the position of CEO of the Company, (ii) there had been a material breach by us of a material term of the agreement or Mr. Ajjarapu reasonably believed that we were violating any law that would have a material adverse effect on our operations and such violation continued uncured 30 days after such breach and after notice thereof had been provided to us by Mr. Ajjarapu, (iii) Mr. Ajjarapu’s compensation was reduced without his consent, or we failed to pay to Mr. Ajjarapu any compensation due to him upon five days written notice from Mr. Ajjarapu informing us of such failure, or (iv) if Mr. Ajjarapu was also then serving as a member of the Board and was not re-nominated by the Board to serve as a member of the Board at any annual meeting of stockholders of the Company; provided, however, that prior to any such termination by Mr. Ajjarapu for “good reason”, Mr. Ajjarapu was required to first advise us in writing (within 15 days of the occurrence of such event) and provide us 15 days to cure (5 days in connection with the reduction of Mr. Ajjarapu’s salary or the failure to pay amounts owed to him)); (b) for any reason without “good reason”; and (c) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above.

In the event that Mr. Ajjarapu’s employment was terminated for any reason (not including, however, a termination by us for “cause” or a termination as a result of Mr. Ajjarapu’s death or disability) during the twelve-month period following a Change of Control (a “Change of Control Termination”) or in anticipation of a Change of Control, we would have been required to pay Mr. Ajjarapu, within 60 days following the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of his current Base Salary and the amount of the last bonus payable to Mr. Ajjarapu (the “Change of Control Payment”), which amount would be due within 60 days of the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control. If Mr. Ajjarapu’s employment was terminated due to a Change of Control Termination within six months prior to a Change of Control, it would have been deemed to be “in anticipation of a Change of Control” for all purposes. In addition, in the event of a Change of Control, all of Mr. Ajjarapu’s equity-based compensation would immediately vest to Mr. Ajjarapu and any outstanding stock options held by Mr. Ajjarapu could be exercised by Mr. Ajjarapu until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances, provided that if Mr. Ajjarapu’s employment ended in anticipation of a Change of Control and such equity-based compensation awards or stock options had previously expired pursuant to their terms, the Company would be required to pay Mr. Ajjarapu a lump sum payment, payable on the same date as the Change of Control Payment, equal to the Black Scholes value of the expired and unexercised equity compensation awards and stock options held by Mr. Ajjarapu on the date of termination, based on the value of such awards had they been exercisable through the end of their stated term and had not previously expired. “Change of Control” for the purposes of the agreement meant: (a) any person obtaining beneficial ownership representing more than 50% of the total voting power represented by our then outstanding voting securities without the approval of not fewer than two-thirds of our Board; (b) a merger or consolidation of us whether or not approved by our Board, other than a merger or consolidation that would result in our voting securities immediately prior thereto continuing to represent at least 50% of the total voting power outstanding immediately after such merger or consolidation, (c) our stockholders approving a plan of complete liquidation or an agreement for the sale or disposition by us of all or substantially all of our assets, or (d) as a result of the election of members to our Board, a majority of the Board consisting of persons who are not members of the Board on April 14, 2020, except in the event that such slate of directors is proposed by a committee of the Board or the Board; provided that if the definition of “Change of Control” in our Stock Incentive Plans or Equity Compensation Plans was more favorable than the definition above, then such definition would control.

If Mr. Ajjarapu’s employment had been terminated pursuant to his death, disability, the end of the initial term (or any renewal term), without “good reason” by Mr. Ajjarapu, or by us for “cause”, Mr. Ajjarapu would have been entitled to all salary accrued through the termination date and no other benefits other than as required under the terms of employee benefit plans in which Mr. Ajjarapu was participating as of the termination date. Additionally, any unvested stock options or equity compensation held by Mr. Ajjarapu would immediately terminate and be forfeited (unless otherwise provided in the applicable award) and any previously vested stock options (or if applicable equity compensation) would be subject to the terms and conditions set forth in the applicable Stock Incentive Plan or Equity Compensation Plan, or award agreement, as such may describe the rights and obligations upon termination of employment of Mr. Ajjarapu.

If Mr. Ajjarapu’s employment had been terminated by Mr. Ajjarapu for “good reason”, or by us without “cause”, Mr. Ajjarapu would have been entitled to continue to receive the salary due pursuant to the terms of the agreement at the rate in effect upon the termination date for eighteen (18) months, plus the pro rata amount of any discretionary bonus and performance bonus he would have been due for the following eighteen (18) months (with any metrics being extrapolated based on the last four (4) full prior quarters of the Company’s operations prior to termination). Additionally, unvested benefits (whether equity or cash benefits and bonuses) would vest immediately upon such termination and any outstanding stock options previously granted to Mr. Ajjarapu would vest immediately upon such termination and would be exercisable until the earlier of (A) one year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances. Mr. Ajjarapu would have also received, if he so elected, continued health insurance under COBRA, paid for by the Company, for eighteen (18) months following the termination date (subject to certain rights which reduce such obligation if Mr. Ajjarapu was covered by health insurance with a substantially similar level of insurance as prior to the termination).

The agreement contained standard assignment of inventions, indemnification, and confidentiality provisions. Further, Mr. Ajjarapu was subject to non-solicitation covenants during the term of the agreement. Mr. Ajjarapu is prohibited from competing until May 16, 2026.

Prashant Patel, Former President, Chief Operating Officer, and Interim Principal Financial/Accounting Officer

We previously entered into an employment agreement with Mr. Patel, our former Interim Principal Financial/Accounting Officer, President, and Chief Operating Officer, on March 31, 2024. Given Mr. Patel’s resignation from his positions as Interim Principal Financial/Accounting Officer on March 13, 2025, and President and Chief Operating Officer on May 20, 2025, his employment agreement with the Company terminated on such date. However, the description below summarizes the main terms of the employment agreement while it was in effect prior to Mr. Patels’ resignation.

The agreement, which provided for Mr. Patel to serve as our President and Chief Operating Officer, had a term extending through December 31, 2025, provided that the agreement was subject to automatic extension for additional one-year terms thereafter in the event neither party provided the other at least 60 days prior notice of their intention not to renew the terms of the agreement. The agreement also required the Board, subject to certain exceptions, to nominate Mr. Patel to serve on the Board at each stockholders’ meeting which occurred during the term of the agreement.

Pursuant to the terms of the agreement, Mr. Patel’s annual compensation package included (1) a base salary of $350,000 per year, subject to annual increases as determined in the sole discretion of the Chief Executive Officer, and as discussed below (the “Base Salary”), and (2) a performance bonus equal to up to 100% of his Base Salary each year, based on the Company meeting certain performance metrics as determined from time to time by the Compensation Committee of the Board (“Performance Metrics”). Additionally, in the event that Mr. Patel met at least 70% of the requirements for any annual performance bonus, as determined in the reasonable discretion of the Compensation Committee, Mr. Patel’s Base Salary would increase by 20%. Mr. Patel was eligible for the Base Salary increase on an annual basis, with such increases being cumulative. Such increases in Base Salary did not require an amendment to the agreement. Mr. Patel’s Performance Metrics were to be added to the agreement and the Company contemplated that such metrics would include specific company performance goals and objectives, including revenue goals, app downloads, and net operating income milestones, as could be modified or added to from time to time with the mutual approval of Mr. Patel and the Compensation Committee. The determination of whether the Performance Metrics had been met were determined in the reasonable discretion of the Compensation Committee, no later than 90 days after the end of such calendar year. Mr. Patel was also eligible to receive additional bonuses awarded from time to time in the discretion of the Compensation Committee (in cash, options, or other forms of equity). Mr. Patel was also paid an automobile allowance of $1,000 per month during the term of the agreement and was eligible to participate in the Company’s stock option plan and other benefit plans.

The agreement required Mr. Patel to devote at least 75% of his business time and efforts to Company business. The agreement also prohibited Mr. Patel from competing against us during the term of the agreement and for a period of twelve months after the termination of the agreement in any state and any other geographic area in which we or our subsidiaries provide Restricted Services or Restricted Products, directly or indirectly, during the twelve months preceding the date of the termination of the agreement. “Restricted Services” means the manufacture, distribution, wholesale, and sale of Restricted Products, healthcare services, and any other services that we or our subsidiaries have provided or are researching, developing, performing, and/or providing at any time during the two years immediately preceding the date of termination, or which Mr. Patel has obtained any trade secret or other confidential information about at any time during the two years immediately preceding the date of termination of the agreement. “Restricted Products” means pharmaceutical drugs and other healthcare products and any other product, that we or our subsidiaries have provided or are researching, developing, manufacturing, distributing, purchasing, selling, and/or providing at any time during the two years immediately preceding the date the agreement is terminated, or which Mr. Patel obtained any trade secret or other confidential information in connection with at any time during the two years immediately preceding the date of termination of the agreement.

The Company had the ability to terminate Mr. Patel’s employment (a) for “cause” (which was defined to include a material breach of the agreement by Mr. Patel, any act of misappropriation of funds or embezzlement by Mr. Patel, any act of fraud by Mr. Patel, or Mr. Patel being indicted of, or pleading guilty or nolo contendere with respect to, theft, fraud, a crime involving moral turpitude, or a felony under federal or applicable state law); (b) in the event Mr. Patel suffered a physical or mental disability that rendered him unable to perform his duties and obligations for either 90 consecutive days or 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above. The agreement was also subject to automatic termination upon the death of Mr. Patel.

Mr. Patel could terminate his employment (a) for “good reason” (i.e., (i) if his position or duties were modified to such an extent that his duties were no longer consistent with the position of Chief Compliance Officer of the Company, (ii) there had been a material breach by us of a material term of the agreement or Mr. Patel reasonably believed that we were violating any law that would have a material adverse effect on our operations and such violation continued uncured 30 days after such breach and after notice thereof had been provided to us by Mr. Patel, (iii) Mr. Patel’s compensation was reduced without his consent, or we failed to pay to Mr. Patel any compensation due to him upon five days written notice from Mr. Patel informing us of such failure, or (iv) if Mr. Patel was also then serving as a member of the Board and was not re-nominated by the Board to serve as a member of the Board at any annual meeting of stockholders of the Company; provided, however, prior to any such termination by Mr. Patel for “good reason”, Mr. Patel was required to first advise us in writing (within 15 days of the occurrence of such event) and provide us 15 days to cure (5 days in connection with the reduction of Mr. Patel’s salary or the failure to pay amounts owed to him)); (b) for any reason without “good reason”; and (c) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above.

In the event that Mr. Patel’s employment was terminated for any reason (not including, however, a termination by us for “cause” or a termination as a result of Mr. Patel’s death or disability) during the twelve-month period following a Change of Control (a “Change of Control Termination”) or in anticipation of a Change of Control, we were required to pay Mr. Patel, within 60 days following the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control, a cash severance payment in a lump sum in an amount equal to 3.0 times the sum of his current base salary and the amount of the last bonus payable to Mr. Patel (the “Change of Control Payment”), which amount would be due within 60 days of the later of (i) the date of such Change of Control Termination; and (ii) the date of such Change of Control. If Mr. Patel’s employment terminated due to a Change of Control Termination within six (6) months prior to a Change of Control, it would have been deemed to be “in anticipation of a Change of Control” for all purposes. In addition, in the event of a Change of Control, all of Mr. Patel’s equity-based compensation would have immediately vested to Mr. Patel and any outstanding stock options held by Mr. Patel could be exercised by Mr. Patel until the earlier of (A) one (1) year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances, provided that if Mr. Patel’s employment ended in anticipation of a Change of Control and such equity-based compensation awards or stock options had previously expired pursuant to their terms, the Company would be required to pay Mr. Patel a lump sum payment, payable on the same date as the Change of Control Payment, equal to the Black Scholes value of the expired and unexercised equity compensation awards and stock options held by Mr. Patel on the date of termination, based on the value of such awards had they been exercisable through the end of their stated term and had not previously expired. “Change of Control” for the purposes of the agreement meant: (a) any person obtaining beneficial ownership representing more than 50% of the total voting power represented by our then outstanding voting securities without the approval of not fewer than two-thirds of our Board; (b) a merger or consolidation of us whether or not approved by our Board, other than a merger or consolidation that would result in our voting securities immediately prior thereto continuing to represent at least 50% of the total voting power outstanding immediately after such merger or consolidation, (c) our stockholders approving a plan of complete liquidation or an agreement for the sale or disposition by us of all or substantially all of our assets, or (d) as a result of the election of members to our Board, a majority of the Board consisting of persons who are not members of the Board on March 31, 2024, except in the event that such slate of directors is proposed by a committee of the Board or the Board; provided that if the definition of “Change of Control” in our Stock Incentive Plans or Equity Compensation Plans was more favorable than the definition above, then such definition would control.

If Mr. Patel’s employment was terminated pursuant to his death, disability, the end of the initial term (or any renewal term), without “good reason” by Mr. Patel, or by us for “cause”, Mr. Patel would have been entitled to all salary accrued through the termination date and no other benefits other than as required under the terms of employee benefit plans in which Mr. Patel was participating as of the termination date. Additionally, any unvested stock options or equity compensation held by Mr. Patel would immediately terminate and be forfeited (unless otherwise provided in the applicable award) and any previously vested stock options (or if applicable equity compensation) would be subject to the terms and conditions set forth in the applicable stock incentive plan or equity compensation plan, or award agreement, as such may describe the rights and obligations upon termination of employment of Mr. Patel.

If Mr. Patel’s employment was terminated by Mr. Patel for “good reason”, or by us without “cause”, Mr. Patel would have been entitled to continue to receive the salary due pursuant to the terms of the agreement at the rate in effect upon the termination date for eighteen (18) months, plus the pro rata amount of any discretionary bonus and performance bonus he would have been due for the following eighteen (18) months (with any metrics being extrapolated based on the last four (4) full prior quarters of the Company’s operations prior to termination). Additionally, unvested benefits (whether equity or cash benefits and bonuses) would vest immediately upon such termination and any outstanding stock options previously granted to Mr. Patel would vest immediately upon such termination and would be exercisable until the earlier of (A) one year from the date of termination and (B) the latest date upon which such stock options would have expired by their original terms under any circumstances. Mr. Patel would have also received, if he so elected, continued health insurance under COBRA, paid for by the Company, for eighteen (18) months following the termination date (subject to certain rights which reduce such obligation if Mr. Patel was covered by health insurance with a substantially similar level of insurance as prior to the termination).

The agreement contained standard assignment of inventions, indemnification, and confidentiality provisions. Further, Mr. Patel was subject to non-solicitation covenants during the term of the agreement. Mr. Patel is prohibited from competing until May 20, 2026.

Dr. Narasimhan Mani, Co-Chief Executive Officer and President

On October 1, 2024, our wholly owned subsidiary, Scienture, LLC, entered into an employment agreement with Dr. Mani regarding his employment with Scienture, LLC. Dr. Mani’s original employment agreement provided that we would pay Dr. Mani a base salary of $325,000 per year, subject to annual increase as determined by the compensation committee of our Board. In addition, Dr. Mani is eligible to receive cash incentive compensation as determined by our Board or the compensation committee of our Board from time to time. Beginning for calendar year 2025, Dr. Mani’s target annual incentive compensation was $325,000. Dr. Mani is also eligible to receive a discretionary bonus equal to an amount determined by the compensation committee of our Board and will receive prompt reimbursement for reasonably incurred business expenses. He also receives a $1,500 per month automobile allowance.

In addition to the cash compensation described above, Dr. Mani’s employment agreement provides that he is eligible to participate in our incentive stock option plan. We initially agreed to grant Dr. Mani an initial option to purchase 750,000 shares of our common stock with a strike price equal to the fair market value as determined by the compensation committee of our Board. However, the compensation committee of our Board approved the issuance of 750,000 shares of common stock to Dr. Mani in lieu of these stock options for the fiscal year ended December 31, 2025. In addition, Dr. Mani was issued 300,000 restricted shares of common stock with a vesting term of 2 years and a fair value on the date of issuance of $249,000.

Pursuant to the employment agreement, Dr. Mani and his immediate family are eligible to participate in our health insurance plans and he is eligible for term life insurance in accordance with our policy and plan documents for an amount of $1,000,000. Dr. Mani is also entitled to take paid time off in accordance with our paid time off policy for executives.

We have the ability to terminate Dr. Mani’s employment (a) for “cause” (which was defined to include a material breach of the agreement by Dr. Mani; an act of misappropriation of funds or embezzlement; an act of dishonesty to our Board with respect to any material matter, a misdemeanor involving moral turpitude deceit, dishonesty, or fraud; misconduct reasonably expected to result in material injury or reputational harm to Scienture, LLC; unsatisfactory performance or non-performance of duties that continues for more than 30 days after written notice of such performance; material violation of written employment policies; or failure to cooperate with a bona fide internal investigation or an investigation by regulatory or law enforcement authorities after being instructed to cooperate); (b) in the event Dr. Mani is disabled and unable to perform or is expected to be unable to perform the essential function of his then-existing position(s) for a period of 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above. The agreement was also subject to automatic termination upon the death of Dr. Mani.

Dr. Mani is able to terminate his employment (a) for “good reason” (i.e., a material diminution in his responsibilities, authority, duties. or base salary (except for a uniform salary reduction based on our financial performance affecting all or substantially all of senior management); a material change in the geographic location of at least 30 miles driving distance at which he provides services to Scienture, LLC; or a material breach of his employment agreement by Scienture, LLC. Prior to any termination by Dr. Hariharan for “good reason,” he must first advise us in writing (within 60 days of the occurrence of such event) and provide us 30 days to cure such event.

Dr. Mani’s initial employment agreement provided that Scienture, LLC was responsible for the following benefits if Scienture, LLC terminated Dr. Mani’s employment without Cause or Dr. Mani terminated employment for Good Reason: (i) payment equal to (a) 12 months of his annual base salary if his employment terminated during any time other than within 12 months after the first event constituting a Change in Control (as defined in Dr. Mani’s employment agreement) or (b) 1.5 times the sum of his then-current annual salary or the annual base salary in effect immediately prior to a Change in Control, his target annual incentive compensation for the then-current year, and his discretionary bonus if his employment terminates within 12 months after the first event constituting a Change in Control (the “Severance Benefit”); (ii) monthly payments of employer contributions for his health insurance for up to 12 months after termination of employment as if he were still employed by Scienture, LLC during such time (the “COBRA Benefit”); and (iii) monthly premium payments toward his life insurance policies for up to 12 months after his termination of employment as if he were still employed by Scienture, LLC during such time (the “Insurance Benefit”).

We and Dr. Mani entered into an amendment to that employment agreement, effective as of October 16, 2025. Pursuant to the amended employment agreement, we agreed to increase Dr. Mani’s an annual base salary to $400,000, subject to periodic review by the compensation committee of our Board. In addition, the amended employment agreement increases the amount of the Severance Benefit to be paid to Dr. Mani, such that he will receive payment equal to (a) 24 months of his annual base salary if his employment terminates during any time other than within 12 months after the first event constituting a Change in Control or (b) 2 times the sum of his then-current annual salary or the annual base salary in effect immediately prior to a Change in Control, his target annual incentive compensation for the then-current year, and his discretionary bonus if his employment terminates within 12 months after the first event constituting a Change in Control. The amended employment agreement also provides that Dr. Mani will receive the COBRA Benefit and the Insurance Benefit for 24 months following termination of employment.

Dr. Shankar Hariharan, Co-Chief Executive Officer and Executive Chairman

On October 1, 2024, our wholly owned subsidiary, Scienture, LLC, entered into an employment agreement with Dr. Hariharan regarding his employment with Scienture, LLC. Dr. Hariharan’s original employment agreement provided that we would pay Dr. Hariharan a base salary of $175,000 per year, subject to annual increase as determined by the compensation committee of our Board. In addition, Dr. Hariharan is eligible to receive cash incentive compensation as determined by our Board or the compensation committee of our Board from time to time. Beginning for calendar year 2025, Dr. Hariharan’s target annual incentive compensation was $262,500. Dr. Hariharan is also eligible to receive a discretionary bonus equal to an amount determined by the compensation committee of our Board and will receive prompt reimbursement for reasonably incurred business expenses. He also receives a $1,500 per month automobile allowance.

In addition to the cash compensation described above, Dr. Hariharan’s employment agreement provides that he is eligible to participate in our incentive stock option plan. We initially agreed to grant Dr. Hariharan an initial option to purchase 750,000 shares of our common stock with a strike price equal to the fair market value as determined by the compensation committee of our Board. However, the compensation committee of our Board approved the issuance of 750,000 shares of common stock to Dr. Hariharan in lieu of these stock options for the fiscal year ended December 31, 2025. In addition, Dr. Hariharan was issued 300,000 restricted shares of common stock with a vesting term of 2 years and a fair value on the date of issuance of $249,000.

Pursuant to the employment agreement, Dr. Hariharan and his immediate family are eligible to participate in our health insurance plans and he is eligible for term life insurance in accordance with our policy and plan documents for an amount of $1,000,000. Dr. Hariharan is also entitled to take paid time off in accordance with our paid time off policy for executives.

We have the ability to terminate Dr. Hariharan’s employment (a) for “cause” (which was defined to include a material breach of the agreement by Dr. Hariharan; an act of misappropriation of funds or embezzlement; an act of dishonesty to our Board with respect to any material matter, a misdemeanor involving moral turpitude deceit, dishonesty, or fraud; misconduct reasonably expected to result in material injury or reputational harm to Scienture, LLC; unsatisfactory performance or non-performance of duties that continues for more than 30 days after written notice of such performance; material violation of written employment policies; or failure to cooperate with a bona fide internal investigation or an investigation by regulatory or law enforcement authorities after being instructed to cooperate); (b) in the event Dr. Hariharan is disabled and unable to perform or is expected to be unable to perform the essential function of his then-existing position(s) for a period of 180 days in any 12-month period; (c) for any reason without “cause”; or (d) upon expiration of the initial term of the agreement (or any renewal) upon notice as provided above. The agreement was also subject to automatic termination upon the death of Dr. Hariharan.

Dr. Hariharan is able to terminate his employment (a) for “good reason” (i.e., a material diminution in his responsibilities, authority, duties. or base salary (except for a uniform salary reduction based on our financial performance affecting all or substantially all of senior management); a material change in the geographic location of at least 30 miles driving distance at which he provides services to Scienture, LLC; or a material breach of his employment agreement by Scienture, LLC. Prior to any termination by Dr. Hariharan for “good reason,” he must first advise us in writing (within 60 days of the occurrence of such event) and provide us 30 days to cure such event.

Dr. Hariharan’s initial employment agreement provided that Scienture, LLC was responsible for the following benefits if Scienture, LLC terminated Dr. Hariharan’s employment without Cause or Dr. Hariharan terminated employment for Good Reason: (i) payment equal to (a) 12 months of his annual base salary if his employment terminated during any time other than within 12 months after the first event constituting a Change in Control (as defined in Dr. Hariharan’s employment agreement) or (b) 1.5 times the sum of his then-current annual salary or the annual base salary in effect immediately prior to a Change in Control, his target annual incentive compensation for the then-current year, and his discretionary bonus if his employment terminates within 12 months after the first event constituting a Change in Control (the “Severance Benefit”); (ii) monthly payments of employer contributions for his health insurance for up to 12 months after termination of employment as if he were still employed by Scienture, LLC during such time (the “COBRA Benefit”); and (iii) monthly premium payments toward his life insurance policies for up to 12 months after his termination of employment as if he were still employed by Scienture, LLC during such time (the “Insurance Benefit”).

We and Dr. Hariharan entered into an amendment to that employment agreement, effective as of October 16, 2025. Pursuant to the amended employment agreement, we agreed to increase Dr. Hariharan’s an annual base salary to $400,000, subject to periodic review by the compensation committee of our Board. In addition, the amended employment agreement increases the amount of the Severance Benefit to be paid to Dr. Hariharan, such that he will receive payment equal to (a) 24 months of his annual base salary if his employment terminates during any time other than within 12 months after the first event constituting a Change in Control or (b) 2 times the sum of his then-current annual salary or the annual base salary in effect immediately prior to a Change in Control, his target annual incentive compensation for the then-current year, and his discretionary bonus if his employment terminates within 12 months after the first event constituting a Change in Control. The amended employment agreement also provides that Dr. Hariharan will receive the COBRA Benefit and the Insurance Benefit for 24 months following termination of employment.

Eric Sherb, Chief Financial Officer

In connection with Mr. Sherb’s appointment as our Chief Financial Officer on March 13, 2025, we entered into an independent contractor agreement with EMS Consulting Services, Inc., an entity controlled by Mr. Sherb. The agreement provides that Mr. Sherb will perform—on a full-time basis—all services (a) assigned by our Chief Executive Officer and (b) otherwise necessary or convenient in fulfilling the obligations associated with serving as the Chief Financial Officer of a publicly-traded company with common stock listed on The Nasdaq Marketplace LLC. In exchange, we agreed to pay Mr. Sherb (i) an annual cash fee of $100,000; (ii) an annual grant of shares of our common stock equal valuing $50,000; and (c) an annual discretionary bonus in an amount, if any, determined in the sole discretion of our Board. The agreement may be terminated on no less than 14 days’ prior notice.

Director Compensation

Summary Director Compensation Table

The following table provides information regarding all compensation awarded to, earned by, or paid to each of our independent directors for some portion or all of 2025. The compensation of our non-independent directors for this same year is described above under “Executive Compensation.” Other than as set forth in the table and described more fully below, we did not pay any fees, make any equity or non-equity awards, or pay any other compensation to our directors.

Name	Fees Earned or paid in cash	Stock Awards*	Option Awards**	All Other Compensation	Total

Donald G. Fell	$13,750	$294,024	$-	$-	$307,774
Mayur Doshi	$13,750	$370,650	$-	$-	$384,400
Subbarao Jayanthi	$13,750	$170,650	$-	$-	$179,400

* Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with Financial Accounting Standards Board Accounting Standard Codification Topic 718. Such grant date fair value does not take into account any estimated forfeitures. The assumptions used in calculating the grant date fair value of restricted shares and option awards are set forth in the Critical Accounting Estimates as disclosed in our Consolidated Financial Statements for the year ended December 31, 2025. The amount reported in this column reflects the accounting cost for these awards and does not correspond to the actual economic value that may be received by the director upon the vesting of the restricted shares, the exercise of the stock options, or any sale of the underlying shares of our common stock.

** Amounts in this column represent the aggregate grant date fair value of awards computed in accordance with the Black-Scholes option pricing model. The Black-Scholes model considers several variables and assumptions in estimating the fair value of stock-based awards. These variables include the per share fair value of the underlying our common stock, exercise price, expected term, risk-free interest rate, expected annual dividend yield and the expected stock price volatility over the expected term. We estimate volatility by reference to our historical volatilities. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the equity-settled award.

Independent Director Compensation Policy

Each independent member of our Board is entitled to receive an annual cash payment of $35,000. The chair of the audit committee of our Board receives an additional $20,000 cash payment. The chairs of our compensation committee and nominating and corporate governance committees each receive an additional $10,000 cash payment, respectively. Furthermore, independent directors are entitled to receive an annual grant of shares of our common stock equal to $55,000 in value.

We have also entered into an indemnification agreement with each member of our Board.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of shares of our common stock as of April 30, 2026 (or such other date as specified in the table), by (i) each Named Executive Officer, (ii) each member of our Board and director nominee, (iii) each person deemed to be the beneficial owner of more than five percent (5%) of our shares of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise indicated, each person named in the following table is assumed to have sole voting power and investment power with respect to all shares of our common stock listed as owned by such person.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and/or investing power with respect to securities. These rules generally provide that shares of common stock subject to options, warrants or other convertible securities that are currently exercisable or convertible, or exercisable or convertible within 60 days of April 30, 2026, are deemed to be outstanding and to be beneficially owned by the person or group holding such options, warrants or other convertible securities for the purpose of computing the percentage ownership of such person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group. The percentages are based upon 40,630,815 shares of our common stock outstanding as of April 30, 2026.

Beneficial ownership as set forth below is based on our review of our record stockholders list and public ownership reports filed by certain of our stockholders and may not include certain securities held in brokerage accounts or beneficially owned by the stockholders described below.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, as of April 30, 2026, (a) the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to applicable community property laws; and (b) no person owns more than 5% of our common stock. Unless otherwise indicated, the address for each of the officers or directors listed in the table below is 20 Austin Blvd., Commack, New York 11725. All of the securities reported below are shares of our common stock.`

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Directors and Executive Officers:
Surendra Ajjarapu (1)	94,268	*
Prashant Patel (2)	961,687	2.37%
Shankar Hariharan, Chairman, Co-CEO (3)	1,050,000	2.58%
Narasimhan Mani, Co-CEO, President, and Director (4)	1,050,000	2.58%
Mayur Doshi, Director (5)	125,513	*	%
Donald G. Fell, Director (6)	326,860	*	%
Subbarao Jayanthi, Director (7)	199,872	*	%
Eric Sherb, Chief Financial Officer (8)	50,000	*	%
All executive officers and directors as a Group (six persons)	2,802,245	6.90%

Other Stockholders Owning Greater than 5%
None	—	—

* Less than 1%.

(1)	Mr. Ajjarapu resigned from his positions as Chairman and Chief Executive Officer effective as of May 16, 2025. Information regarding Mr. Ajjarapu’s beneficial ownership is based on reports from our transfer agent as of November 6, 2025, and includes (i) 79,357 shares of the Company’s common stock owned directly by Mr. Ajjarapu, (ii) 726 shares of the Company’s common stock owned by the Surendra Ajjarapu Revocable Trust of 2007, which Mr. Ajjarapu claims beneficial ownership of, as Trustee, and (iii) 14,167 shares of the Company’s common stock owned by the Sandhya Ajjarapu Revocable Trust of 2007, which shares Mr. Ajjarapu is therefore deemed to beneficially own.
(2)	Mr. Patel resigned from his positions as Interim Principal Financial/Accounting Officer on March 13, 2025, and President and Chief Operating Officer on May 20, 2025. Information regarding Mr. Patel’s beneficial ownership is based on reports from our transfer agent as of November 6, 2025,.
(3)	Includes 1,050,000 shares of the our common stock owned directly by Dr. Hariharan
(4)	Includes 1,050,000 shares of our common stock owned directly by Dr. Mani.
(5)	Includes 125,513 shares of our common stock owned directly by Mr. Doshi.
(6)	Includes (i) 326,860 shares of our common stock owned directly by Mr. Fell and (ii) 2,245 shares of our common stock issuable upon the exercise of stock options that are exercisable within 60 days of April 29, 2026.
(7)	Includes 199,872 shares of our common stock owned by Kartha Capital, LLC, for which Mr. Jayanthi claims beneficial ownership.
(8)	Includes 50,000 shares of our common stock owned directly by Mr. Sherb.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as discussed or otherwise disclosed above under “Executive Compensation,” which information is incorporated by reference where applicable in this “Certain Relationships and Related Transactions, and Director Independence” section, the following sets forth a summary of all transactions since January 1, 2024, or any currently proposed transaction, in which the Company was to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of the Company’s total assets at the fiscal year-end for 2024 and 2025, and in which any related person had or will have a direct or indirect material interest (other than compensation described above under “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions.

Transactions with Related Persons

Lafayette Subscription Agreement

On February 29, 2024, our former wholly-owned subsidiary Softell Inc. (f/k/a Trxade Inc.) (“Softell”) entered into a Subscription Agreement (the “Subscription Agreement”) with Lafayette Energy Corp., a Delaware corporation (“Lafayette”). Pursuant to the Subscription Agreement, Softell agreed, in two equal tranches, to invest a total of up to $5,000,000 in Lafayette in exchange for up to 2,000,000 shares of Lafayette’s Series A Convertible Preferred Stock, with the second tranche becoming payable only upon Softell’s receipt of notice that Lafayette has successfully drilled its first oil and gas well and produced at least one hundred (100) barrels of oil. Michael Peterson, the President, Chief Executive Officer, and a director of Lafayette served as one of our directors at the time Softell entered the Subscription Agreement.

Lock-Up Agreements

On July 25, 2024, we entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”) with MEDS Merger Sub I, Inc., MEDS Merger Sub II, LLC, and Scienture, LLC. Pursuant to the Merger Agreement, on July 25, 2024, we entered into lock-up agreements with each of our then-current directors and the officers and directors of Scienture, LLC as well as certain of our stockholders and members of Scienture, LLC (each, a “Locked-Up Party”) with respect to all of our securities held by such Locked-Up Parties (the “Lock-Up Securities”) immediately following the closing. Pursuant to the lock-up agreements, each Locked-Up Party agreed not to transfer any Lock-Up Securities during the period commencing on the date of the conversion of our Series X Non-Voting Convertible Preferred Stock, par value $0.00001 per share into shares of our common stock (the “Preferred Stock Conversion”) and ending on the earliest of (x) one hundred eighty (180) days after the date of the Preferred Stock Conversion or (y) the date after the closing on which we completed a liquidation, merger, stock exchange, or other similar transaction with an unaffiliated third party resulting in all of its stockholders having the right to exchange their Lock-Up Securities for cash, securities, or other property. The Preferred Stock Conversion occurred on September 20, 2024. Therefore, the Locked-Up Parties are no longer subject to the restrictions contained within the lock-up agreements.

On August 13, 2025, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with several institutional investors to sell an aggregate of 3,225,000 shares of our common stock at a per share price $1.20 in a registered direct offering. Pursuant to the Purchase Agreement, our then-current officers and directors entered into lock-up agreements whereby each such officer and director agreed, in part and subject to limited exceptions, not to offer, pledge, sell, contract to sell, transfer, or otherwise dispose of any shares of common stock or securities convertible into, or exchangeable or exercisable for, our common stock between August 15, 2025, the date the offering closed, and November 13, 2025.

Consulting Agreements

Pursuant to the Merger Agreement, on July 25, 2024, we entered into consulting agreements with each of Surendra Ajjarapu and Prashant Patel (each a “Consulting Agreement” and collectively the “Consulting Agreements”), the material terms of which would become effective upon Mr. Ajjarapu or Mr. Patel, as applicable, are no longer employed by us for any reason. Accordingly, given Mr. Ajjarapu’s resignation from his roles as Chairman of the Board and Chief Executive Officer of the Company and the termination of his employment agreement on May 16, 2025, the terms of Mr. Ajjarapu’s Consulting Agreement took effect on that date.

The primary purpose of each Consulting Agreement was to enable the Company to continue to receive critical support and management-related services from Mr. Ajjarapu and Mr. Patel for up to a period of two years after either Mr. Ajjarapu or Mr. Patel, as applicable, is no longer employed by us.

As consideration for Mr. Ajjarapu providing services under his Consulting Agreement, we agreed (i) to reimburse Mr. Ajjarapu for reasonable and necessary costs and expenses associated with Mr. Ajjarapu’s services to us, including travel costs, research expenses, copy and production charges, and courier fees, as substantiated by statements submitted to and approved by us and (ii) to issue Mr. Ajjarapu 702,086 shares of our common stock (subject to certain equitable adjustments). On July 25, 2025, we and Mr. Ajjarapu modified his Consulting Agreement pursuant to an addendum whereby Mr. Ajjarapu agreed to continue providing consulting services to us and we agreed to issue an additional 316,617 shares of our common stock to Mr. Ajjarapu at a purchase price of $1.59 per share. We further agreed to file a registration statement providing for the resale of such shares as soon as practicable thereafter.

As consideration for Mr. Patel providing services under his Consulting Agreement, we agreed (i) to reimburse Mr. Patel for reasonable and necessary costs and expenses associated with Mr. Patel’s services to us, including travel costs, research expenses, copy and production charges, and courier fees, as substantiated by statements submitted to and approved by us and (ii) to issue Mr. Patel 614,325 shares of our common stock (subject to certain equitable adjustments). On May 20, 2025, Mr. Patel simultaneously resigned from employment with us and agreed to terminate his engagement as a consultant for us. We agreed to issue Mr. Patel 750,000 shares of Common Stock and to issue an additional 250,000 shares of Common Stock if Mr. Patel brings to the Company any bona fide commercial revenue bearing product opportunity resulting in our signing a definitive agreement with the relevant party. Ultimately, Mr. Patel no longer serves as our employee or consultant.

Independent Contractor Agreements

On March 13, 2025, in connection with the appointment of Mr. Sherb as our Chief Financial Officer, we entered into an independent contractor agreement with EMS Consulting Services, Inc., an entity controlled by Mr. Sherb (the “ICA”). Pursuant to the ICA, Mr. Sherb has agreed to perform, on a full-time basis, all services (a) assigned by our Chief Executive Officer and (b) otherwise necessary or convenient in fulfilling the obligations associated with serving as the Chief Financial Officer of a publicly-traded company with common stock listed on Nasdaq. In exchange, we agreed to pay Mr. Sherb (i) an annual cash fee of $100,000; (ii) an annual grant of shares of our common stock equal to an aggregate amount of $50,000, to be issued as soon as reasonably practicable upon signing the ICA and every year thereafter during the term of the ICA; and (c) an annual discretionary bonus in an amount, if any, determined in the sole discretion of our Board. The ICA will continue until terminated by us or Mr. Sherb on no less than 14 days’ prior notice.

Subsidiary Sales

On April 8, 2025, we entered into (i) a Membership Interest Purchase Agreement (the “IPS MIPA”) with Tollo Health, Inc. (“Tollo”), pursuant to which Tollo agreed to purchase and the Company agreed to sell all of the Company’s membership interests in Integra Pharmacy Solutions LLC (“IPS”), one of the Company’s previously wholly owned subsidiaries, and (ii) a Stock Purchase Agreement (the “Bonum SPA” and together with the IPS MIPA, the “Agreements”) with Tollo, pursuant to which Tollo agreed to purchase and the Company agreed to sell all issued and outstanding shares of common stock of Bonum Health, Inc., another of the Company’s previously wholly owned subsidiaries. Suren Ajjarapu, our former Chief Executive Officer and Executive Chairman, and Prashant Patel, our former President, Chief Operating Officer, and Director, each had a beneficial interest in Tollo at the time of the transaction.

As consideration for acquiring IPS and Bonum, Tollo agreed to pay us $5 million in the form of a promissory note bearing interest at the prime rate. The promissory note matures on June 30, 2030. However, Tollo is required to pay 20% of the proceeds of a future equity financing toward repayment of the principal and accrued but unpaid interest owed under the promissory note.

In connection with each of the Agreements, we agreed to retain certain excluded liabilities of IPS and Bonum including all liabilities: (i) related to, in connection with or arising out of any claims, charges, complaints, actions, suits, settlements, hearings, investigations, proceedings, or governmental or regulatory inquiries with respect to IPS or Bonum, respectively, prior to the closing under the applicable agreement; (ii) related to, in connection with or arising out of any breach by us of the applicable agreement or any other agreements and documents required to be delivered by us; (iii) not disclosed by us in accordance with each agreement; (iv) related to any actions threatened or initiated by a governmental entity against IPS or Bonum, respectively; and (v) related to our tax returns or tax matters or the tax returns or tax matters of IPS or Bonum, respectively, for any periods prior to closing under the applicable agreement. The transactions contemplated by the IPS MIPA and the Bonum SPA closed on April 30, 2025.

Indemnification Agreements

On June 27, 2025, we entered into indemnification agreements with each of our directors and executive officers. Each indemnification agreement provides, among other things and subject to certain limitations in the indemnification agreement, that we will (1) hold harmless and indemnify the director or officer, if he is, or is threatened to be made, a party to a Proceeding (as defined in the indemnification agreement); (2) hold harmless and indemnify the director or officer against all Expenses (as defined in the indemnification agreement) actually and reasonably incurred in connection with a Proceeding to the extent that the director or officer is successful in such Proceeding or in defense of any claim, issue, or matter therein; (3) reimburse the director or officer for all Expenses actually and reasonably incurred by the director or officer if he is a witness in any Proceeding or receives a subpoena with respect to any Proceeding as a result of his Corporate Status (as defined in the Indemnification Agreement); advance Expenses incurred by a director or officer in connection with any Proceeding; and (4) ensure that the officer or director is covered under any insurance policy maintained by us that provides liability insurance for directors, managers, partners, officers, employees, agents, or trustees of us. The rights provided to each director under the applicable indemnification agreement are in addition to any rights he may have under applicable law and our Second Amended and Restated Certificate of Incorporation and Bylaws.

Employment Agreements

On October 20, 2025, Scienture, LLC, our wholly owned subsidiary, entered into (i) an amendment to that certain Employment Agreement by and between Scienture, LLC and Dr. Narasimhan Mani, our President and Co-Chief Executive Officer, and (ii) an amendment to that certain Employment Agreement by and between Scienture, LLC and Dr. Shankar Hariharan, our Executive Chairman and Co-Chief Executive Officer (collectively, the “Employment Amendments”). The Employment Amendments became effective on October 1, 2025, and were previously approved by our Compensation Committee.

Pursuant to the Employment Amendments, Dr. Mani’s annual base salary increased from $325,000 to $400,000 and Dr. Hariharan’s annual base salary increased from $175,000 to $400,000, each subject to periodic review by our Compensation Committee. Additionally, each of the Employment Amendments modifies Scienture, LLC’s severance obligations to Dr. Mani and Dr. Hariharan, respectively, in the event of termination without Cause or for Good Reason (each as defined in Dr. Mani’s and Dr. Hariharan’s respective Employment Agreements).

Prior to the Employment Amendments, Scienture, LLC was responsible for providing the following benefits if Scienture, LLC terminated Dr. Mani’s or Dr. Hariharan’s respective employment without Cause or Dr. Mani or Dr. Hariharan respectively terminated employment for Good Reason: (i) payment equal to (a) 12 months of their annual base salary if their employment terminated during any time other than within 12 months after the first event constituting a Change in Control (as defined in Dr. Mani’s and Dr. Hariharan’s Employment Agreements) or (b) 1.5 times the sum of their then-current annual salary or the annual base salary in effect immediately prior to a Change in Control, their target annual incentive compensation for the then-current year, and their discretionary bonus if his employment terminates within 12 months after the first event constituting a Change in Control (the “Severance Benefit”); (ii) Scienture, LLC would continue to make monthly payments of employer contributions for their health insurance for up to 12 months after termination of employment as if they were still employed by Scienture, LLC during such time (the “COBRA Benefit”); and (iii) Scienture, LLC would continue to make monthly premium payments toward their life insurance policies for up to 12 months after their termination of employment as if they were still employed by Scienture, LLC during such time (the “Insurance Benefit”).

The Employment Amendments increase the amount of the Severance Benefit to be paid to Dr. Mani or Dr. Hariharan, respectively, such that they will receive payment equal to (a) 24 months of his annual base salary if their employment terminates during any time other than within 12 months after the first event constituting a Change in Control or (b) 2 times the sum of their then-current annual salary or the annual base salary in effect immediately prior to a Change in Control, their target annual incentive compensation for the then-current year, and their discretionary bonus if their employment terminates within 12 months after the first event constituting a Change in Control. Furthermore, the Employment Amendments provide that Dr. Mani and Dr. Hariharan will receive the COBRA Benefit and the Insurance Benefit for 24 months following termination of employment.

The Employment Amendments also formalized Dr. Mani’s current position as our President and Co-Chief Executive Officer and Dr. Hariharan’s current position as our Executive Chairman and Co-Chief Executive Officer.

Review and Approval of Related-Party Transactions

Our Audit Committee (which is made up of all independent directors) is tasked with reviewing and approving related-party transactions. In reviewing such transactions, the committee will analyze the following factors, in addition to any other factors the committee deems appropriate, in determining whether to approve a related-party transaction:

(1)	fairness of the terms for the Company (including fairness from a financial point of view);
(2)	materiality of the transaction;
(3)	bids / terms for such transaction from unrelated parties;
(4)	structure of the transaction;
(5)	the policies, rules, and regulations of the U.S. federal and state securities laws;
(6)	the policies of the committee; and
(7)	interests of each related party in the transaction.

The committee will only approve a related party transaction if the committee determines that the terms of the related party transaction are beneficial and fair (including fair from a financial point of view) us and are lawful under the laws of the United States. In the event multiple members of the committee are deemed a related party, the related party transaction will be considered by the disinterested members of our Board in place of the committee.

The committee is prohibited from approving or ratifying any related party transaction whereby we directly or indirectly, including through any subsidiary, extend or maintain credit, arranges for the extension of credit, or renews an extension of credit, in the form of a personal loan to or for any of our directors or executive officers (or equivalent thereof).

In addition, our Code of Ethics and Business Conduct, which is applicable to all of our employees, officers, and directors, requires that all employees, officers, and directors avoid any conflict, or the appearance of a conflict, between an individual’s personal interests and our interests. A copy of our Code of Ethics and Business Conduct was filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on March 26, 2025, and is available on our website at www.scientureholdings.com/investors..

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the fees billed by CM3 Advisory, our independent registered public accounting firm, for audit and non-audit services rendered to us in 2024 and 2025 as our independent registered public accounting firm.

	Year Ended December 31,
	2024	2025
Independent Registered Public Accounting Firm Fees
Audit fees	$268,628	$138,585
Audit-related fees	—	—
Tax fees	30,000	—
All other fees	$27,149	$—
Total fees	$325,777	$138,585

Audit Fees. This category includes the aggregate fees and expenses billed for professional services rendered for the audits of our consolidated financial statements for the fiscal years ended December 31, 2024 and 2025, for reviews of the financial statements included in our quarterly reports on Form 10-Q during those fiscal years, and for services that are normally provided by our independent registered public accounting firm and affiliates in connection with statutory and regulatory filings or engagements for the relevant fiscal year.

Audit-Related Fees. This category would include the aggregate fees billed for audit-related services by our independent registered public accounting firm that are reasonably related to the performance of the audits or reviews of the financial statements and are not reported above under “Audit Fees.”

Tax Fees. This category would include the aggregate fees billed for professional services rendered by our independent registered public accounting firm for tax compliance and tax planning.

All Other Fees. This category includes the aggregate fees billed for products and services provided by our independent registered public accounting firm that are not reported above under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” The fees incurred relate to filing of registration statements with the SEC.

Audit Committee Pre-Approval Policy

Our Audit Committee must pre-approve any audit and (unless a de minimus exception of applicable law permits) non-audit services performed by our independent registered public accounting firm to ensure that the provision of such services does not impair our independent registered public accounting firm’s independence. Unless a type of service to be provided by our independent registered certified public accounting firm has received general pre-approval, it will require specific pre-approval by our Audit Committee. For the fiscal years ended December 31, 2024 and 2025, all fees associated with our independent registered public accounting firm’s services were pre-approved by the Audit Committee.

Our Audit Committee may delegate pre-approval authority to one or more of its members. The member(s) to whom such authority is delegated will report any pre-approval decisions to our Audit Committee at the committee’s next scheduled meeting. Our Audit Committee does not delegate its responsibilities to pre-approve services performed by our independent registered public accounting firm to management.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES

(a) The financial statements are included in Item 15 of the Original Form 10-K and, with respect to the identification of each management contract or compensatory plan or arrangement, please see the Exhibit Index below.

(b) Please see Exhibit Index below.

(c) Not applicable.

EXHIBIT INDEX

			Incorporated by Reference		Filing
Exhibit No.	Description	Form	File No.	Exhibit	Date
2.1	Agreement and Plan of Merger, dated July 25, 2024, by and among the Company, MEDS Merger Sub I, Inc., MEDS Merger Sub II, LLC, and Scienture, Inc.	8-K	001-39199	2.1	7/31/2024
3.1	Second Amended and Restated Certificate of Incorporation of Trxade Group, Inc.	S-1	333-234221	3.1	10/15/2019
3.3	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020	8-K	001-39199	3.1	2/13/2020
3.4	Certificate of Amendment of Certificate of Incorporation (changing name TRxADE HEALTH, INC.)	8-K	001-39199	3.1	5/28/2021
3.5	Form of Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	001-39199	3.1	6/15/2023
3.6	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation	8-K	001-39199	3.1	9/24/2024
3.7	Certificate of Designation of Series B Preferred Stock	8-K	001-39199	3.1	06/26/2023
3.8	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock	8-K	001-39199	3.1	10/11/2023
3.9	Certificate of Designation of Preference, Rights and Limitations of Series X Non-Voting Convertible Preferred Stock.	8-K	001-39199	3.1	7/31/2024
3.10	Amended and Restated Bylaws of Trxade Group, Inc.	10-12G/A	000-55218	3.1	7/24/2014

3.11	Form of Common Stock Purchase Warrant	8-K	001-39199	4.2	10/7/2022
4.1	Description of Registered Securities	10-K	001-39199	4.1	3/27/2023
10.1*	Second Amended and Restated Trxade Group, Inc. 2019 Equity Incentive Plan	8-K	001-39199	10.1	5/28/2021
10.2*	Form of Stock Option Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.6	8/14/2020
10.3*	Form of Restricted Stock Grant Agreement Trxade Group, Inc. Amended and Restated 2019 Equity Incentive Plan	S-8	333-246318	10.7	8/14/2020
10.4*	Form of Trxade Group, Inc. 2019 Equity Incentive Plan Restricted Stock Grant Agreement	S-8	333-246318	10.8	8/14/2020
10.5*	Trxade Group, Inc. Independent Director Compensation Policy adopted April 14, 2020	10-Q	001-39199	10.8	7/27/2020
10.6+	Master Services Agreement, dated October 29, 2024, by and between the Company and Anthem Biosciences Pvt. Ltd.	S-1/A	333-283591	10.25	1/14/2025
10.7+	Exclusive Commercial and Supply Agreement dated March 4, 2025, by and between Scienture, LLC and Summit Biosciences Inc.	8-K	001-39199	1.1	3/10/2025
10.8	Consulting Agreement by and between Scienture Holdings, Inc. and Draper, Inc. dated March 17, 2025	8-K	001-39199	10.1	3/21/2025
10.9*	Independent Contractor Agreement by and between Scienture Holdings, Inc. and EMS Consulting Services, LLC	8-K	001-39199	5.1	3/13/2025
10.10+	Form of Common Stock Purchase Agreement by and between Scienture Holdings, Inc. and the investors named therein.	10-Q	001-39199	10.1	8/12/2025
10.11	Form of Indemnification Agreement	8-K	001-39199	10.1	7/3/2025
10.12	Membership Interest Purchase Agreement by and among Scienture Holdings, Inc., Integra Pharmacy Solutions LLC, and Tollo Health, Inc., dated April 8, 2025	8-K	001-39199	1.01	4/11/2025
10.13	Stock Purchase Agreement by and among Scienture Holdings, Inc. and Tollo Health, Inc., dated April 8, 2025	8-K	001-39199	1.02	4/11/2025
10.14	Form of Promissory Note	8-K	001-39199	1.03	4/11/2025
10.15*	First Amendment to Employment Agreement effective October 1, 2024, by and between Scienture, LLC and Dr. Narasimhan Mani	8-K	001-39199	10.1	10/24/2025
10.16*	First Amendment to Employment Agreement effective October 1, 2024, by and between Scienture, LLC and Dr. Shankar Hariharan	8-K	001-39199	10.2	10/24/2025
10.17	Second Amendment of Loan and Security Agreement dated October 10, 2025, by and among the Company, Scienture, LLC, and NVK Finance, LLC	8-K	001-39199	10.1	10/16/2025
10.18	Note Purchase Agreement dated October 14, 2025, by and between the Company and Streeterville Capital, LLC	8-K	001-39199	10.2	10/16/2025
10.19	Secured Promissory Note dated October 14, 2025, made by the Company in favor of Streeterville Capital, LLC	8-K	001-39199	10.3	10/16/2025
10.20	Security Agreement dated October 14, 2025, by and between the Company and Streeterville Capital, LLC	8-K	001-39199	10.4	10/16/2025
10.21	Security Agreement dated October 14, 2025, by and between Scienture, LLC and Streeterville Capital, LLC	8-K	001-39199	10.5	10/16/2025
10.22	Guaranty dated October 14, 2025, made by Scienture, LLC for the benefit of Streeterville Capital, LLC	8-K	001-39199	10.6	10/16/2025
10.23	Letter Agreement dated October 2, 2025, by and among the Company, Arena Finance Markets, LP, and Arena Special Opportunities III LP	8-K	001-39199	10.1	10/3/2025

10.24	Equity Distribution Agreement, dated September 19, 2025, with Maxim Group LLC	8-K	001-39199	1.1	9/23/2025
10.25	Form of Securities Purchase Agreement	8-K	001-39199	10.1	8/15/2025
10.26	Form of Placement Agency Agreement	8-K	001-39199	10.2	8/15/2025
14.1	Code of Ethics	10-K	000-55218	14.1	3/23/2015
19.1	Insider Trading Policy	10-K	001-39199	19.1	4/22/2024
21.1	List of Subsidiaries	10-K	001-39199	21.1	3/30/2026
23.1	Consent of Independent Registered Accounting Firm	10-K	001-39199	23.1	3/30/2026
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	10-K	001-39199	31.1	3/30/2026
31.2	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act	10-K	001-39199	31.2	3/30/2026
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	10-K	001-39199	32.1	3/30/2026
32.2	Certification of Principal Accounting Officer Pursuant to Section 906’ of the Sarbanes-Oxley Act	10-K	001-39199	32.2	3/30/2026
97.1	Form of Clawback Policy	10-K/A	001-39199	97.1	5/3/2024
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Inline XBRL for the cover page of this Annual Report on Form 10-K, included in the Exhibit 101 Inline XBRL Document Set.

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

Signature	Title	Date

/s/ Dr. Narasimhan Mani	Co-Chief Executive Officer and President	April 30, 2026
Dr. Narasimhan Mani	(Co-Principal Executive Officer)

/s/ Dr. Shankar Hariharan	Co-Chief Executive Officer and Executive Chairman	April 30, 2026
Dr. Shankar Hariharan	(Co-Principal Executive Officer)

/s/ Eric Sherb	Chief Financial Officer	April 30, 2026
Eric Sherb	(Principal Financial and Accounting Officer)

/s/ Donald G. Fell	Director	April 30, 2026
Donald G. Fell

/s/ Mayur Doshi	Director	April 30, 2026
Mayur Doshi

/s/ Subbarao Jayanthi	Director	April 30, 2026
Subbarao Jayanthi

