Form 10-Q
period 2026-03-31
Scienture Holdings, Inc.
filed 2026-05-15
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

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

There were 40,630,815 shares of the registrant’s common stock outstanding on May 15, 2026.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended March 31, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including without limitation, the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Scienture Holdings, Inc. (f/k/a TRxADE Health, Inc.) (the “Company,” “we,” “us,” and “our”) that are based on current expectations, estimates, forecasts, and projections about the industry in which the Company operates and the beliefs and assumptions of the management of the Company. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. These factors include, but are not limited to:

●	Our limited amount of cash;
●	The negative effect on our business and our ability to raise capital that is created by the fact that there is a substantial doubt about our ability to continue as a going concern;
●	Our limited revenue generating operations, and risks of our operations not being profitable;
●	Claims relating to alleged violations of intellectual property rights of others;
●	Cybersecurity risks;
●	Risks relating to implementing our acquisition strategies, and, risks related to our ability to integrate the business operations of businesses that we acquire from time to time;
●	Negative effects on our operations associated with the opioid pain medication health crisis;
●	Regulatory and licensing requirement risks;
●	Risks related to changes in the U.S. healthcare environment;
●	The status of our information systems, facilities and distribution networks;
●	Risks associated with the operations of our more established competitors;
●	Healthcare fraud;
●	Inflation, interest rate volatility, governmental responses thereto and macro economic concerns, including our ability to respond to such concerns;
●	Changes in laws relating to our operations;
●	Privacy laws;
●	System errors;
●	Dependence on current management;
●	Our growth strategy and ability to effectively manage our growth;
●	Our ability to maintain compliance with the continued listing standards of Nasdaq and for our common stock to remain listed on Nasdaq; and
●	Other factors discussed in this Report and our Annual Form 10-K for the year ended December 31, 2025.

While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. The forward-looking statements speak only as of the date of this Report. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in this Report and in our Annual Report on Form 10-K filed on March 30, 2026, and amended on April 30, 2026, and other reports filed with the Securities and Exchange Commission (“SEC”). Readers of this Report should also read our other periodic filings made with the SEC and other publicly filed documents for further discussion regarding such factors.

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Balance Sheets

As of March 31, 2026 and December 31, 2025

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Current assets:
Cash and cash equivalents	$3,542,754	$6,662,008
Accounts receivable, net	722,545	731,328
Inventory	210,934	213,408
Prepaid expenses	250,427	262,278
Deferred offering costs	47,384	47,384
Total current assets	4,774,044	7,916,406
Property, plant and equipment, net	15,000	15,500
Notes receivable	5,000,000	5,000,000
Interest receivable	343,750	250,000
Intangible assets, net	70,519,218	70,973,064
Operating lease right-of-use assets	9,693	23,360
Total assets	$80,661,705	$84,178,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,404,794	$1,443,266
Accrued liabilities	703,872	657,034
Operating lease liability - current	10,004	24,137
Warrant liability	-	10,914
Development agreement liability - current portion	685,000	600,000
Total current liabilities	2,803,670	2,735,351
Development agreement liability	-	285,000
Deferred tax liability	11,037,595	11,037,595
Total liabilities	13,841,265	14,057,946

Commitments and contingencies (Note 15)

Stockholders’ equity:
Series A preferred stock, $0.00001 par value; 0 and 9,211,246 shares authorized; 0 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	-	-
Series B preferred stock, $0.00001 par value; 787,754 shares authorized; 15,759 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	-	-
Series C preferred stock, $0.00001 par value; 1,000 shares authorized; 0 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	-	-
Series X preferred stock, $0.00001 par value; 9,211,246 shares authorized; 0 shares issued and outstanding as of both March 31, 2026 and December 31, 2025	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 40,630,815 and 40,630,815 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively 1,015,000 and 1,015,000 shares unvested as of March 31, 2026 and December 31, 2025, respectively	406	406
Additional paid-in capital	150,773,535	150,671,215
Accumulated deficit	(83,953,501)	(80,551,237)
Total stockholders’ equity	66,820,440	70,120,384
Total liabilities and stockholders’ equity	$80,661,705	$84,178,330

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements Of Operations

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Revenues	$56,325	$10,258
Cost of sales	2,475	9,585
Gross profit	53,850	673

Operating expenses:
Wage and salary expense	420,008	696,068
Professional fees	932,552	412,850
Accounting and legal expense	326,178	470,825
Technology expense	15,763	61,620
General and administrative	1,074,864	1,355,948
Research and development	793,984	574,679
Total operating expenses	3,563,349	3,571,990
Operating loss	(3,509,499)	(3,571,317)

Non-operating income (expense):
Change in fair value of warrant liability	10,910	645,986
Change in fair value of derivative liability	-	603,322
Loss on conversion of note payable	-	(96,646)
Interest income	133,344	25,442
Interest expense	(37,019)	(670,784)
Total non-operating expense	107,235	507,320

Benefit (provision) for income taxes	-	-
Net loss	$(3,402,264)	$(3,063,997)

Net loss per common share
Basic	$(0.08)	$(0.33)
Diluted	$(0.08)	$(0.33)
Weighted average common shares outstanding
Basic	40,630,815	9,425,751
Diluted	40,630,815	9,425,751

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

	Series A		Series B		Series C		Series X		Common		Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	-	$-	15,759	$-	-	$-	-	$-	8,750,582	$87	$118,111,007	$(39,038,973)	$79,072,121
Common stock issued for services	-	-	-	-	-	-	-	-	240,000	2	1,079,998	-	1,080,000
Common stock issued for cash pursuant to ELOC agreement, net of offering costs	-	-	-	-	-	-	-	-	2,800,000	28	2,691,439	-	2,691,467
Equity line of commitment shares issued	-	-	-	-	-	-	-	-	450,437	5	971,727	-	971,732
Conversion of note payable into common stock	-	-	-	-	-	-	-	-	274,000	3	410,997	-	411,000
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	437	-	437
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,063,997)	(3,063,997)
Balances at March 31, 2025	-	$-	15,759	$-	-	$-	-	$-	12,515,019	$125	$123,265,605	$(42,102,970)	$81,162,760

Balances at December 31, 2025	-	$-	15,759	$-	-	$-	-	$-	40,630,815	$406	$150,671,215	$(80,551,237)	$70,120,384
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	102,320	-	102,320
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,402,264)	(3,402,264)
Balances at March 31, 2026	-	$-	15,759	$-	-	$-	-	$-	40,630,815	$406	$150,773,535	$(83,953,501)	$66,820,440

The accompanying notes are an integral part of the unaudited consolidated financial statements

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

For The Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(3,402,264)	$(3,063,997)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	500	500
Amortization of intangible assets	453,846	-
Change in fair value of warrant liability	(10,914)	(645,986)
Change in fair value of derivative liability	-	(603,322)
Loss on conversion of note payable	-	96,646
Stock-based compensation	102,320	437
Common stock issued for services	-	1,080,000
Amortization of debt discount	-	509,118
Amortization of right-of-use assets	13,667	14,524
Interest income	(93,750)	-
Changes in operating assets and liabilities:
Accounts receivable, net	8,783	7,371
Prepaid expenses and deposits	11,851	(415,379)
Inventory	2,474	-
Other receivables	-	95,001
Lease liability	(14,133)	(15,041)
Accounts payable	(38,473)	(113,913)
Accrued liabilities	46,838	97,584
Net cash used in operating activities	(2,919,255)	(2,956,457)

Cash flows from financing activities:
Proceeds from loan payable, related party	-	100,000
Gross proceeds from issuance of common stock	-	4,597,999
Repayment of development liability	(200,000)	-
Net cash (used in) provided by financing activities	(200,000)	4,697,999
Net change in cash	(3,119,255)	1,741,542
Cash at beginning of period	6,662,008	308,096
Cash at end of period	$3,542,754	$2,049,638

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of note payable into common stock	$-	$411,000
Equity line of commitment shares issued as offering costs	$-	$971,732

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Overview

On September 20, 2024, the Company changed its legal name from “TRxADE HEALTH, Inc.” to “Scienture Holdings, Inc.” As of the date of these financial statements, the Company’s primary operating subsidiary is Scienture, LLC (f/k/a Scienture, Inc.) (“Scienture”). Scienture was acquired in July 2024.

Bonum Health, LLC was formed to hold certain telehealth assets acquired in October 2019. The “Bonum Health Hub” was launched in February 2020; however, the Company does not anticipate installations moving forward. On April 30, 2025, the Company completed the sale of Bonum Health, LLC.

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

Softell & IPS Entities

On October 4, 2024, the Company and Softell entered into an Assignment and Assumption of Membership Interests, pursuant to which the Company transferred, and Softell accepted, 100% of the membership interests of IPS. As a result, IPS became a wholly-owned subsidiary of Softell.

On April 8, 2025, the Company entered into a Membership Interest Purchase Agreement with Tollo Health, Inc. (“Tollo”), pursuant to which Tollo agreed to purchase and the Company agreed to sell all of the Company’s membership interests in IPS. Suren Ajjarapu, the Company’s former Chief Executive Officer, and Prashant Patel, the Company’s former President and Chief Operating Officer, each had a beneficial interest in Tollo as of June 30, 2025. In August 2025, Integral Health, including its subsidiary IPS, were acquired by third parties. Therefore, at March 31, 2026 and December 31, 2025, Integral Health and Tollo was no longer considered a related party.

On April 8, 2025, the Company also entered into a Stock Purchase Agreement with Tollo, pursuant to which Tollo agreed to purchase and the Company agreed to sell all issued and outstanding shares of common stock of Softell.

Bonum Health Entities

On April 8, 2025, the Company also entered into a Stock Purchase Agreement with Tollo, pursuant to which Tollo agreed to purchase and the Company agreed to sell all issued and outstanding shares of common stock of Bonum Health, Inc.

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

Basis of Presentation and Principles of Consolidation

The accompanying unaudited interim condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and the rules of the SEC and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 30, 2026, and amended on April 30, 2026.

In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. All significant intercompany balances and transactions have been eliminated in consolidation. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosures contained in the audited financial statements for the year ended December 31, 2025, as reported in the Company’s Annual Report on Form 10-K have been omitted.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. Significant estimates for the three months ended March 31, 2026 and 2025 include the valuation of intangible assets, including goodwill, and gain (losses) on dispositions.

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

The carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short-term maturity. The Company’s outstanding warrant liability is measured at fair value on a recurring basis and is classified within Level 3 of the fair value hierarchy. See Note 11 – Warrants for the significant unobservable inputs used in the valuation and a roll-forward of the warrant liability for the three months ended March 31, 2026.

Concentration of Credit Risks and Major Customers

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corporation limits. During the three months ended March 31, 2026, two customers accounted for 76.5% of revenue and during the three months ended March 31, 2025, no sales to customers represented greater than 10% of revenue.

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

Deferred Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of March 31, 2026, the Company has capitalized $47,384 in deferred offering costs. Deferred offering costs were $47,384 as of March 31, 2026 and December 31, 2025, and $534,800 as of December 31, 2024. During the three months ended March 31, 2025, the Company reclassified $534,800 of deferred offering costs to additional paid-in capital upon the completion of equity offerings. No such amounts were reclassified during the three months ended March 31, 2026.

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

The product technologies are 505(b)(2) products and represent modifications and new delivery methods of already approved drugs (rather than novel drug compounds/formulations/treatments which require significant regulatory approvals and testing). These assets should be amortized over their expected remaining economic life. The product technology assets will remain unamortized, subject to potential impairment testing, until the assets are placed in service, which is when commercialization of the product commences. At that point, the assets will be amortized over their expected remaining life (likely a period of 15-20 years based on the patent lives). SCN-102 commenced amortization during the year ended December 31, 2025, upon the asset commercialization of the product commenced for its intended use. Amortization is recorded on a straight-line basis over an estimated useful life of 13 years; amortization expense recognized from the commencement date through March 31, 2026 was $907,692. Other three intangible assets are not amortized until commercialization.

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

The Company did not record an impairment charge for the three months ended March 31, 2026 and 2025.

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

Income (loss) Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of March 31, 2026, we had 177,536 outstanding warrants and 19,899 stock options, each exercisable for shares of common stock, as well as 15,759 shares of Series B Preferred Stock outstanding.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended
	March 31,
	2026	2025
Numerator:
Net loss	$(3,402,264)	$(3,063,997)
Denominator:
Denominator for EPS – weighted average shares
Basic	40,630,815	9,425,751
Diluted	40,630,815	9,425,751
Net loss
Basic	$(0.08)	$(0.33)
Diluted	$(0.08)	$(0.33)

Income Taxes

The Company’s provision for income taxes was $0 for the three months ended March 31, 2026 and 2025. The income tax provisions for these periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which the Company operates. For all periods presented, the Company utilized net operating loss carryforwards to offset the impact of any taxable income. The Company’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, utilization of deferred and the effect of permanent differences and adjustments.

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

As of March 31, 2026, the Company had an accumulated deficit of $83,953,501 and cash and cash equivalents of $3,542,754.

As of March 31, 2026, the Company had cash and cash equivalents of $3,542,754 and current liabilities of approximately $2.8 million, resulting in positive working capital of approximately $1.97 million. Management believes that its existing cash on hand, combined with revenues generated from the commercialization of ARBLI™ (SCN-102) and its planned financing activities, will be sufficient to fund the Company’s operations and meet its obligations as they become due for at least twelve months from the date these financial statements are issued. In making this assessment, management considered the following: (i) cash on hand of $3.5 million as of March 31, 2026, which management believes is sufficient to fund current operating requirements over the next twelve months; (ii) the Company’s ability to modulate discretionary operating and development expenditures to align with available capital; (iii) ongoing and planned commercialization of ARBLI™ (SCN-102), which generated its initial revenues during the second half of 2025 and is expected to contribute increasing revenues in 2026; and (iv) management’s plans to access additional capital through equity or debt financing as needed to fund accelerated pipeline development activities. The Company’s ability to continue as a going concern is dependent upon the successful commercialization of ARBLI™ (SCN-102) and its ability to raise additional capital as needed. There can be no assurance that the Company’s operations will generate positive cash flows, or that additional financing will be available on favorable terms, or at all. If the Company is unable to achieve planned commercial revenues or obtain additional financing, the Company may be required to delay, reduce, or eliminate certain development programs or commercialization activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed consolidated financial statements are issued. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Dispositions and Divestitures

Refer to Note 1 and 4 for further detail on the disposition of the Company’s legacy subsidiaries.

Discontinued Operations

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations. For the three months ended March 31, 2026 and 2025, the results of the discontinued operations for the three months ended March 31, 2026 and 2025 was $0:

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

On April 30, 2025, the Company completed the sale of its subsidiaries, IPS, Softell, and Bonum Health, Inc. to Tollo in exchange for a $5,000,000 promissory note bearing interest at the prime rate and maturing on June 30, 2030. The note requires Tollo to repay 20% of any future equity financing proceeds toward the outstanding balance. In connection with the transaction, the Company recorded a $5,000,000 promissory note receivable, and derecognized subsidiaries’ accounts payable of $117,162, other receivables of $4,219,239, operating lease right-of-use assets of $142,138, operating lease liability of $158,687 and a related party note receivable of $1,300,000. As such, the Company recognized a loss on disposition of $385,528. On June 24, 2025, the promissory note was assigned by Tollo to Integral Health, Inc. In August 2025, Integral Health, including its subsidiary IPS, were acquired by third parties. Therefore, as of December 31, 2025, Integral Health and Tollo is no longer considered a related party. As of December 31, 2025, the note receivable was outstanding and the Company recognized $250,000 in interest income during the year ended December 31, 2025, which was reclassified from note receivable, related party to note receivable on the consolidated balance sheet. As of March 31, 2026, the note receivable was outstanding and the Company recognized $93,750 in interest income during the three months ended March 31, 2026

See Note 6 for detail on the note receivable from Wood Sage, LLC.

Suren Ajjarapu, the Company’s former Chief Executive Officer, and Prashant Patel, the Company’s former President and Chief Operating Officer, each had a beneficial interest in Tollo as of June 30, 2025. In August 2025, Integral Health, including its subsidiary IPS, were acquired by third parties. Therefore, at March 31, 2026 and December 31, 2025, Integral Health and Tollo was no longer considered a related party.

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

Wholesaler Rebates and Distribution Service Fees. Fees and rebates paid to wholesale distributors and group purchasing organizations under contractual arrangements. Estimated based on contracted rates and expected sales volumes.

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

Revenue disaggregated by product for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended
	March 31,
Product	2026	2025
ARBLI™ (SCN-102, Losartan Potassium Oral Suspension)	$56,325	$-
Pharmaceutical product resale	-	10,258
Total revenues	$56,325	$10,258

NOTE 6 – NOTES RECEIVABLE – RELATED PARTY

On August 22, 2023, the Company received a Promissory Note (the “Wood Sage Note”) in the amount of $1,300,000 from Wood Sage, LLC. The Wood Sage Note bears no interest and is currently due and payable. As of March 31, 2026 and December 31, 2025, the outstanding balance of the Wood Sage Note was $0. The note was held by Softell, a former subsidiary of the Company.

On April 30, 2025, the Company completed the sale of its subsidiaries, IPS, Softell and Bonum Health, Inc., to Tollo in exchange for a $5,000,000 promissory note bearing interest at the prime rate and maturing on June 30, 2030 (see Notes 1 and 4). In August 2025, Integral Health, including its subsidiary IPS, were acquired by third parties. Therefore, at March 31, 2026 and December 31, 2025, Integral Health and Tollo was no longer considered a related party, which was reclassified from note receivable, related party to note receivable on the consolidated balance sheet.

NOTE 7 – INVENTORY

Inventory value is determined using the weighted average cost method and is stated at the lower of cost or net realizable value. As of March 31, 2026 and December 31, 2025, inventory was comprised of the following:

	March 31,	December 31,
	2026	2025
Finished goods	$210,934	$213,408
Inventory	$210,934	$213,408

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

The fair value of each product technology was determined using the MPEEM, an income approach that isolates the cash flows attributable solely to the subject intangible asset by projecting revenues and operating costs, deducting contributory asset charges (working capital at 4.0%, property and equipment at 12.9%), and discounting the resulting excess earnings to present value using risk-adjusted discount rates. A tax amortization benefit is included in each fair value indication. Projections reflect each asset’s market size, projected penetration, and net pricing assumptions, with a long-term growth rate of 4.8% applied at terminal value, benchmarked to long-term U.S. nominal GDP expectations. Key valuation inputs included: a risk-free rate of 4.79% (20-year U.S. Treasury yield as of December 31, 2025); a market rate of return of 13.0% (10-year CAGR of S&P 500, 2016–2025); an unlevered beta of 0.98 (Damodaran pharmaceutical industry data); and an effective tax rate of 26.7% (combined U.S. federal rate of 21% and New York state rate of 7.3%).

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

The fair value of the reporting unit was estimated using the Market Capitalization Method, representing a Level 1 input under ASC 820, based on the Company’s quoted share price of $0.51 and 40,630,815 shares outstanding as of December 31, 2025, resulting in an estimated fair value of approximately $20.7 million. No control premium or marketability discount was applied, as the Company’s shares are actively traded and the quoted market price represents the most reliable indicator of fair value from a market participant perspective. The carrying amount of the reporting unit was approximately $82.7 million, resulting in a shortfall of approximately $62.0 million. As the shortfall exceeded the recorded goodwill balance, the entire goodwill balance was determined to be impaired in accordance with ASC 350-20-35-3C. The Company recognized a non-cash goodwill impairment charge of $21,372,960 for the year ended December 31, 2025, recorded within impairment loss in the consolidated statements of operations. As of March 31, 2026 and December 31, 2025, no goodwill remains on the consolidated balance sheet.

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

Indefinite-Lived IPR&D – Annual Impairment Test (ASC 350-30)

The Company performs its annual impairment test of indefinite-lived IPR&D assets as of December 31 each year, and on an interim basis when triggering events are identified. The fair value of each IPR&D asset was estimated using MPEEM, as described above. The required return on asset applied to SCN-104, SCN-106, and SCN-107 was 49.9%, reflecting a base unlevered cost of capital of 12.9% plus a 37.0% development and commercialization risk premium to capture regulatory approval uncertainty, market adoption risk, and execution risk associated with pre-commercial pharmaceutical assets. Based on the annual impairment test, the carrying amounts of SCN-104, SCN-106, and SCN-107 exceeded their respective estimated fair values as of December 31, 2025. In accordance with ASC 350-30-35, each asset was written down to its estimated fair value.

Finite-Lived Intangible Asset – Recoverability Test (ASC 360)

SCN-102 (ARBLI™ – Losartan Oral Suspension) received FDA approval in March 2025 and commenced commercialization during the third quarter of 2025. Upon commencement, SCN-102 was reclassified from indefinite-lived IPR&D to a finite-lived intangible asset and amortization commenced on a straight-line basis over an estimated useful life of 13 years. Amortization expense recognized from commercialization through December 31, 2025 was $453,846 and $453,846 during the three months ended March 31, 2026, resulting in a carrying amount of $22,692,308 as of March 31, 2026.

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

The following table summarizes the carrying amounts of intangible assets as of March 31, 2026 and December 31, 2025 (in thousands):

Asset	March 31, 2026	Dec 31, 2025
SCN-102 – finite-lived (net of $454 amortization each in 2026 and 2025)	$22,692	$23,146
SCN-104 – indefinite-lived IPR&D	$22,339	$22,339
SCN-106 – indefinite-lived IPR&D	$13,381	$13,381
SCN-107 – indefinite-lived IPR&D	$12,107	$12,107
Total intangible assets, net	$70,519	$70,973

The decrease in intangible assets from $76,400,000 as of December 31, 2024 to $70,973,064 as of December 31, 2025 reflects $4,973,090 of impairment charges recognized on SCN-104, SCN-106, and SCN-107, and $453,846 of amortization expense recognized during the year ended December 31, 2025 and $453,846 during the three months ended March 31, 2026, on SCN-102 following its commercialization. Estimated future annual amortization expense for SCN-102 is approximately $1,780,474 per year through the remainder of its estimated useful life. The three IPR&D assets will be reclassified from indefinite-lived to finite-lived and commence amortization upon commercialization: SCN-104 is expected to launch in 2028, SCN-106 in 2029, and SCN-107 in 2029 or 2030.

NOTE 9 – DEBT

Streeterville Note

On October 14, 2025, the Company entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”), providing for the issuance of a senior secured promissory note in the aggregate principal amount of $3,911,111.11 (the “Streeterville Note”). The Streeterville Note carried an original issue discount of $391,111.11 and an interest rate of 9% per annum. After deducting the original issue discount and $20,000 in transaction costs, the Company received net proceeds of $3,500,000, which were utilized to repay the outstanding balance of the Scienture Convertible Debt and for general corporate purposes.

During the year ended December 31, 2025, the Streeterville Note was fully repaid. In connection with this repayment, the Company recognized interest expense of $13,981 representing accrued interest through the date of payoff. Additionally, the Company fully amortized the $391,111.11 original issue discount and the $20,000 in transaction costs, which were recognized as interest expense during the period. As of March 31, 2026 and December 31, 2025, the Note had no outstanding balance, and there was no remaining unamortized debt discount or transaction costs associated with this obligation.

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

As of March 31, 2026 and December 31, 2025, there were 15,759 issued and outstanding shares of Series B Preferred Stock.

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

Common Stock

The Company did not issue any shares of common stock during the three-months ended March 31, 2026. During the year ended December 31, 2025, the Company issued an aggregate of 7,103,614 shares of common stock for net proceeds of $9,008,199.

Private Placements

In July 2025, the Company’s board of directors approved a capital raise in an aggregate amount of up to $3,000,000 pursuant to a form of Common Stock Purchase Agreement (the “Purchase Agreement”). During July 2025, the Company sold an aggregate of 1,078,614 shares of common stock for aggregate proceeds of $1,679,993, pursuant to Purchase Agreements with eight investors.

Registered Direct Offering

On August 15, 2025, the Company issued an aggregate of 3,225,000 shares of common stock for aggregate proceeds of $3,549,184, pursuant to a Securities Purchase Agreement with several institutional investors as part of a registered direct offering made pursuant to a shelf registration statement on Form S-3 (File No. 333- 289198), which was originally filed by the Company with the Securities and Exchange Commission (the “Commission”) on August 1, 2025, and declared effective on August 8, 2025.

ATM Program

On September 19, 2025, the Company entered into an Equity Distribution Agreement (the “ATM Agreement”) with Maxim Group LLC (“Maxim”), acting as the sole sales agent for the offer and sale of the Company’s common stock, par value $0.00001 per share, through an “at-the-market” offering program (the “ATM Program”). These shares are issued pursuant to the Shelf Registration Statement on Form S-3 (File No. 333-289198), which was filed with the Commission on August 1, 2025, and declared effective on August 8, 2025. Under the terms of the ATM Agreement, the Company may sell shares having an aggregate gross sales price of up to $18,792,009, subject to a commission of 3.0% of the gross sales price payable to Maxim, along with the reimbursement of certain specified expenses.

During the year ended December 31, 2025, the Company issued and sold an aggregate of 15,722,659 shares of common stock under the ATM Program. These transactions resulted in aggregate net proceeds to the Company of $14,871,106, after deducting the applicable sales commissions and offering expenses. This activity represents a significant increase from the 100 shares of common stock previously issued under the program as of December 31, 2025. The Company did not issue or sell shares under the ATM Program during the three months ended March 31, 2026.

Restricted Common Stock

As of March 31, 2026 and December 31, 2025, the Company had 1,200,898 restricted shares of common stock outstanding under the option plans. As of March 31, 2026 and December 31, 2025, 185,898 shares were vested. The Company recorded stock-based compensation expense of $102,320 in the consolidated statements of operations for the three months ended March 31, 2026. Unrecognized stock compensation outstanding on these grants was $636,673 as of March 31, 2026.

Equity Compensation Awards

Each independent member of the Company’s board of directors is to receive an annual grant of restricted common stock of the Company equal to $55,000 in value on April 1st of each year (or such date thereafter as the awards are approved by the board of directors), and valued on such same date, based on the closing sales price on such date (or the first business day thereafter), which restricted stock awards will vest at the rate of 1/4th of such awards over the following four calendar quarters, subject to such directors continued service to the Company.

The board of directors and the Company’s stockholders approved an amendment to the Second Amended and Restated 2019 Equity Incentive Plan (the “Plan”), which increased the available shares under the Plan to 5,000,000 shares of the common stock.

NOTE 11 – WARRANTS

In connection with a note (see Note 9 – Debt), in August 2024 the Company issued 76,923 warrants to purchase common stock. The warrants have an exercise price of $9.36 per share, are immediately exercisable and have a term of 5 years. In August 2024, the holder exercised 28,571 warrants for shares of common stock on a cashless basis. Pursuant to the adjustment provisions in Section 3(b) of the warrant agreement, the exercise price automatically adjusted following the Company’s issuance of shares at a dilutive price of $1.20 on or about August 14, 2025, resulting in an automatic increase in the aggregate warrant share amount. Accordingly, in August 2025, the holder exercised aggregate of 279,402 warrants for shares of common stock on a cashless basis, including 12,706 warrants issued on October 4, 2023.

Warrant liability

As of March 31, 2026, the Company remeasured the fair value of warrants outstanding at $0. In connection with the remeasurement of warrants, a gain of $10,910 was recognized during the three months ended March 31, 2026, as the change in fair value of warrant liability.

The Company classifies its outstanding warrant liability within Level 3 of the fair value hierarchy, as the fair value is determined using the Black-Scholes option-pricing model with unobservable inputs. The following assumptions were used to estimate the fair value of the warrant liability as of March 31, 2026:

Three Months Ended
March 31,
2026
Expected stock price	$0.29
Exercise price	$22.50
Remaining contractual term (years)	1.52
Expected volatility	88.79%
Risk-free interest rate	4.70%
Expected dividend yield	0.00%

Changes in the fair value of the warrant liability, which is measured on a recurring basis using Level 3 inputs, for the three months ended March 31, 2026, were as follows:

Warrant
Liability
Outstanding as of December 31, 2025	$10,914
Change in fair value	(10,910)
Rounding off	(4)
Outstanding as of March 31, 2026	$-

The Company’s outstanding and exercisable warrants, as of March 31, 2026, are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life In Years	Intrinsic Value
Warrants outstanding as of December 31, 2025	177,536	$22.50	1.76	$-
Warrants granted	-	-	-	-
Warrants forfeited, expired, cancelled	-	-	-	-
Warrants exercised	-	-	-	-
Warrants outstanding as of March 31, 2026	177,536	$22.50	1.52	-
Warrants exercisable as of March 31, 2026	177,536	$22.50	1.52	-

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

Total compensation cost related to stock options granted was $0 and $437 for the three months ended March 31, 2026, and 2025, respectively.

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

The following table represents stock option activity for the three-month period ended March 31, 2026:

	Number Outstanding	Weighted- Average Exercise Price	Weighted- Average Contractual Life in Years	Intrinsic Value
Options outstanding as of December 31, 2025	19,899	$29.58	2.23	$-
Options granted	-	-	-	-
Options cancelled	-	-	-	-
Forfeited/expired	-	-	-	-
Options exercised	-	-	-	-
Options outstanding as of March 31, 2026	19,899	$29.58	1.98	$-
Options exercisable as of March 31, 2026	19,899	$29.58	1.98	-

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

In March 2024, the parties terminated the Kesin Agreement, and the parties agreed that Scienture would pay Kesin a total gross amount of $1,285,000 upon commercialization of product via a royalty arrangement. The royalty agreement requires that if the full $1,285,900 has not been repaid within two years of the earlier of (i) commercial launch or (ii) 120 days from FDA approval, then interest will accrue prospectively at a rate of 8% annually on the unpaid balance. Accordingly, Scienture recorded a $1,285,000 development agreement liability at inception. During the year ended December 31, 2025, the Company made aggregate payments of $489,848, consisting of $400,000 of principal and $89,848 of accrued interest. During the three months ended March 31, 2026, the Company made aggregate payments of $217,534, consisting of $200,000 of principal and $17,534 of accrued interest. As of March 31, 2026, the remaining outstanding balance of $685,000 is presented on the consolidated balance sheet as classified as current (Development agreement liability – current portion).

Development Agreement Liability	March 31, 2026	December 31, 2025
Current portion	$685,000	$600,000
Long-term portion	-	285,000
Total development agreement liability	$685,000	$885,000

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

The table below reconciles the fixed component of the undiscounted cash flows for and the total remaining years to the lease liabilities recorded in the consolidated balance sheet as of March 31, 2026.

Supplemental balance sheet information related to leases are as follows:

	March 31,	December 31,
	2026	2025
Weighted-average remaining lease term (in years)	0.33	0.58
Weighted-average discount rate	15.50%	15.50%

Future lease obligations
2026	$10,184
Total minimum lease payments	10,184
Less: effect of discounting	(180)
Present value of future minimum lease payments	10,004
Less: current obligation under lease	10,004
Long-term lease obligations	$-

For the three months ended March 31, 2026, and 2025, total operating lease expense was $6,772 and $36,402, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

The Company’s chief operating decision-makers are its co-Chief Executive Officers (the “CODM”), who make resource allocation decisions and assess performance based on financial information presented on an aggregate basis. There are no segment managers who are held accountable by the CODM for any planning, strategy and key decision-making regarding operations. Accordingly, as of March 31, 2026, the Company has a single reportable segment and operating segment structure. The Company operates entirely within the United States.

The key measures of segment profit or loss reviewed by the CODM are total revenues, gross profit, total operating expenses (including research and development expenses), and net loss from continuing operations. The CODM uses these measures to allocate resources, evaluate operational performance, and make strategic decisions regarding pipeline development and commercialization activities. The CODM does not evaluate performance based on asset information at the segment level. Significant segment expenses that are regularly provided to the CODM and included in the reported measure of segment profit or loss include: research and development expenses (SCN-102: $41K; SCN-104: $111K; SCN-106: $643K; SCN-107: $0 for the three months ended March 31, 2026); wage and salary expense of $420,008; professional fees of $932,552; accounting and legal expense of $326,178. Other segment items not separately disclosed include technology expense of $15,763, general and administrative expense (including stock-based compensation) of $1,074,865, and depreciation and amortization of $454,346.

The following table presents key financial information for the Company’s single reportable segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Revenues	$56,325	$10,258
Cost of sales	2,475	9,585
Gross profit	53,850	673
Research and development expense	793,984	574,679
Total operating expenses	3,563,349	3,571,990
Operating loss	(3,509,499)	(3,571,317)
Net loss	(3,402,264)	(3,063,997)
Total assets (at period end)	80,661,705	84,178,330

NOTE 16 – SUBSEQUENT EVENTS

Streeterville Capital Secured Note Financing

On April 27, 2026, the Company entered into and closed a Note Purchase Agreement (the “Streeterville Purchase Agreement”) with Streeterville Capital, LLC (the “Lender”) pursuant to which the Company issued two secured promissory notes: (i) a Secured Promissory Note A-1 in the original principal amount of $8.42 million (the “A-1 Note”), which carries an original issue discount of $400,000, and (ii) a Secured Promissory Note B in the original principal amount of $3.0 million (the “B Note”). The Company also agreed to reimburse $20,000 of Streeterville’s transaction costs. Maxim Group LLC acted as placement agent.

At closing, Streeterville funded $8.0 million in cash directly to the Company and deposited an additional $3.0 million into a deposit account at Lakeside Bank held by SCNX Holdings, LLC, a newly formed Utah wholly-owned subsidiary of the Company (“SCNX Sub”), subject to a Deposit Account Control Agreement among SCNX Sub, Streeterville, and Lakeside Bank. The Company intends to use the net proceeds for working capital, commercialization expenses, portfolio and product development expenses, and other general corporate purposes.

The A-1 Note bears interest at 9% per annum, and the B Note bears interest at 5% per annum; both notes mature 18 months from issuance. Each note may be prepaid in whole or in part at any time, subject to a 115% prepayment premium if prepayment is made in connection with third-party refinancing.

Beginning eight months after closing, the Lender may redeem (i) up to $175,000 per calendar month and (ii) up to 10% of the daily dollar trading volume of the Company’s common stock when the stock trades more than 20% above the “Minimum Price” as defined under Nasdaq Rule 5635(d), with redemption amounts payable in cash within four trading days of notice.

Each time the outstanding balance of the A-1 Note is reduced by $1.0 million, the Company has the right to exchange $1.0 million of the B Note for a new note on substantially the same terms as the A-1 Note pursuant to Section 3(a)(9) of the Securities Act of 1933.

The notes contain customary “Major Trigger Events” and “Minor Trigger Events,” including non-payment, insolvency, bankruptcy, covenant breach, loss of DWAC eligibility, unauthorized reverse stock splits, and unsatisfied money judgments in excess of $500,000. Upon the occurrence of a trigger event, Streeterville may increase the outstanding balance by 15% per Major Trigger Event or 5% per Minor Trigger Event, subject to an aggregate cap of 25%. Uncured trigger events become Events of Default, in which case the outstanding balance becomes immediately due and payable and default interest accrues at the lesser of 18% per annum or the maximum rate permitted by law.

The Company’s obligations under the Streeterville Purchase Agreement are secured by (i) the Deposit Account Control Agreement, (ii) a guaranty from Scienture, LLC and SCNX Sub, (iii) security agreements granting Streeterville a first-priority security interest in substantially all assets of the Company and Scienture, LLC, (iv) an intellectual property security agreement covering Scienture, LLC’s intellectual property, and (v) a pledge by the Company of all of its membership interests in SCNX Sub. The Streeterville Purchase Agreement contains affirmative and negative covenants, including requirements to maintain SEC reporting status and national exchange listing, restrictions on additional liens, restrictions on Restricted Issuances (as defined in the Purchase Agreement), and limitations on subsidiary indebtedness and equity issuances.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General Information

This information should be read in conjunction with the interim unaudited financial statements and the notes thereto included in this Report, and the audited financial statements and notes thereto and “Part II. Other Information – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contained in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 30, 2026, and amended on April 30, 2026 (the “Annual Report”).

Certain capitalized terms used below and otherwise defined below, have the meanings given to such terms in the footnotes to our unaudited consolidated financial statements included above under “Part I – Financial Information – Item 1. Financial Statements.”

Unless the context requires otherwise, references to the “Company,” “we,” “us,” and “our” refer specifically to Scienture Holdings, Inc., formerly TRxADE HEALTH, INC., and our consolidated subsidiaries. References to “Q1”, “Q2”, “Q3”, and “Q4” refer to the first, second, third, and fourth quarter, respectively, of the applicable year. Unless otherwise stated or the context otherwise requires, comparisons from one period to another are to the same period of the prior fiscal year.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the three months ended March 31, 2026 and 2025.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

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

Operating since 2019, Scienture, located in Commack, New York, is a specialty pharmaceutical company focused providing enhanced value to patients, physicians and caregivers by offering novel specialty products to satisfy unmet market needs. In this regard, Scienture is in the process of developing and commercializing products for the treatment of CNS and CVS diseases as well as a broad range of novel product candidates including new potential treatments for hypertension, migraine, pain and thrombosis and other related disorders.

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

Scienture currently has four primary product candidates in its development pipeline, summarized below, and is engaged in a variety of research and development efforts to develop novel product candidates for the treatment of various disease conditions. To date, Scienture has generated limited revenue from product sales and will not generate meaningful revenues until it fully commercializes its FDA-approved product candidate (SCN-102) and successfully obtains regulatory approval for, and commercializes, its other product candidates. The progress of Scienture products its development pipeline to date is represented by the green bars shown below.

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

SCN-102 has two formulation composition and method of use patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the “orange book”: (i) Patent #: 11,890,273, Issue Date: February 6, 2024, titled “LOSARTAN LIQUID FORMULATIONS AND METHODS OF USE”, Expiration Date: October 7, 2041 and (ii) Patent # 12,156,869; Issue Date: December 3, 2024, titled “LOSARTAN LIQUID FORMULATIONS AND METHODS OF USE”. SCN-102 also has a third patent titled “LOSARTAN LIQUID FORMULATION AND METHODS OF USE” that was issued on April 21, 2026, and expires on October 7, 2041.

SCN-110 (REZENOPYTM – Naloxone HCl Nasal Spray)

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

SCN-110 has one issued formulation composition and method of use patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the “orange book”: (i) Patent #: 12,514,854 B2, Issue Date: January 6, 2026, an Orange Book-listable patent, titled “DRUG PRODUCTS FOR INTRANASAL ADMINISTRATION AND USES THEREOF”, Expiration Date: February 5, 2041.

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

Liquidity and Capital Resources

Cash

Cash was $3,542,754 as of March 31, 2026, compared to $6,662,008 as of December 31, 2025. We expect that our future available capital resources will consist primarily of cash generated from Scienture’s operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	March 31,	December 31,		Percent
	2026	2025	Change	Change
Cash	$3,542,754	$6,662,008	$(3,119,254)	(47)%
Current assets (excluding cash)	$1,231,290	$1,254,398	$(23,108)	(2)%
Current liabilities	$2,803,669	$2,735,351	$68,319	2%
Working capital	$1,970,374	$5,181,055	$(3,210,681)	(62)%

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

Liquidity Outlook Cash Explanation

Cash Requirements

Our primary objectives for the remainder of 2026 are expected to be the continued implementation of Scienture business plan, and to complete potential strategic transactions of our business-to-consumer subsidiaries, which may include a potential sale, spin-off, fund raising, combination or other strategic transaction. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all. We may also raise additional funding in the future through the sale of equity securities.

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

As of March 31, 2026, the Company had an accumulated deficit of $83,953,501. As of March 31, 2026, the Company had $3,542,754 in cash.

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

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the following periods:

	Three Months Ended
	March 31,			Percent
	2026	2025	Change	Change
Net cash used in operating activities	(2,919,255)	(2,956,457)	37,202	-1%
Net cash used in investing activities	-	-	-	-
Net cash (used in) provided by financing activities	(200,000)	4,697,999	(4,897,999)	-104%
Net change in cash	(3,119,255)	1,741,542	(4,860,797)	-279%

Cash used in operating activities for the three months ended March 31, 2026 was $2,919,255, compared to cash used in operating activities of $2,956,457 for the three months ended March 31, 2025. The slight decrease was primarily due to changes in working capital, partially offset by higher operating expenses during the 2026 period.

There was no cash provided by or used in investing activities for the three months ended March 31, 2026 or 2025.

Cash used in financing activities for the three months ended March 31, 2026 was $200,000, compared to cash provided by financing activities of $4,697,999 for the three months ended March 31, 2025. Cash used in financing activities for the three months ended March 31, 2026 reflected the $200,000 repayment of the development agreement liability. Cash provided by financing activities for the three months ended March 31, 2025 was primarily attributable to gross proceeds of approximately $4,598,000 from the issuance of common stock pursuant to the equity line commitment, partially offset by other financing activity.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended March 31, 2026 compared to Three Month Period Ended March 31, 2025

	Three Months Ended
	March 31,			Percent
	2026	2025	Change	Change
Revenues	$56,325	$10,258	46,067	449%
Cost of sales	2,475	9,585	(7,110)	-74%
Gross profit	53,850	673	53,177	7902%
Operating expenses:
Wage and salary expense	420,008	696,068	(276,060)	-40%
Professional fees	932,552	412,850	519,702	126%
Accounting and legal expense	326,178	470,825	(144,647)	-31%
Technology expense	15,763	61,620	(45,857)	-74%
General and administrative (including stock-based compensation expense)	1,074,864	1,355,948	(281,084)	-21%
Research and development	793,984	574,679	219,305	38%
Total operating expenses	3,563,349	3,571,990	(8,641)	0%
Change in fair value of warrant liability	10,910	645,986	(635,076)	-98%
Change in fair value of derivative liability	-	603,322	(603,322)	-100%
Loss on conversion of note payable	-	(96,646)	96,646	-100%
Interest income	133,344	25,442	107,902	424%
Interest expense	(37,019)	(670,784)	633,765	-94%
Net loss	(3,402,264)	(3,063,997)	(338,267)	11%

Benefit / (provision) for income taxes	-	-	-	-
Net loss	(3,402,264)	(3,063,997)	(338,267)	11%

Revenues for the three months ended March 31, 2026 were $56,325, compared to $10,258 for the three months ended March 31, 2025, an increase of $46,067. The increase was primarily attributable to the continued ramp of wholesale distribution sales of SCN-102 (ARBLI™) following its commercial launch.

Cost of goods sold for the three months ended March 31, 2026 was $2,475, compared to $9,585 for the three months ended March 31, 2025, resulting in gross profit of $53,850 for the three months ended March 31, 2026 compared to gross profit of $673 for the three months ended March 31, 2025.

Wage and salary expense decreased by $276,060 for the three months ended March 31, 2026 to $420,008 compared to $696,068 for the comparable period in 2025. The decrease was primarily due to lower headcount following the disposition of legacy subsidiaries in April 2025.

Professional fees increased by $519,702 to $932,552 for the three months ended March 31, 2026, compared to $412,850 for the comparable period in 2025. The increase was primarily attributable to higher external consulting fees during the 2026 period.

Accounting and legal expense decreased by $144,647 for the three months ended March 31, 2026 to $326,178, compared to $470,825 for the comparable period in 2025. The decrease was primarily due to lower SEC filing and corporate transaction-related professional services activity during the 2026 period.

General and administrative expenses (including stock-based compensation expense) decreased by $281,084 for the three months ended March 31, 2026 to $1,074,864, compared to $1,355,948 for the comparable period in 2025. The decrease was primarily due to lower stock-based compensation expense during the 2026 period.

Technology expense decreased by $45,857 for the three months ended March 31, 2026 to $15,763, compared to $61,620 for the comparable period in 2025. The decrease was primarily due to lower software-related expenses following the disposition of IPS in April 2025.

Research and development expense for the three months ended March 31, 2026 was $793,984, compared to $574,679 for the comparable period in 2025, an increase of $219,305. The increase was primarily due to higher contract research organization costs related to advancement of pipeline product candidates. Total expenses by program were as follows:

		Three Months Ended
Project Codes	Product Name	March 31, 2026
SCN-102	Losartan	$40,701
SCN-104	DHE	110,543
SCN-106	Alteplase	642,740
Total research and development expense		$793,984

Interest expense was $37,019 for the three months ended March 31, 2026, compared to $670,784 for the three months ended March 31, 2025. The decrease was primarily due to the repayment in full of the Arena convertible debentures during 2025 and the related cessation of debt discount amortization.

We recognized a gain on the change in the fair value of the warrant liability of $10,910 for the three months ended March 31, 2026, compared to a gain of $645,986 for the three months ended March 31, 2025, in each case based on the underlying valuation inputs.

There was no gain or loss on the change in the fair value of the derivative liability for the three months ended March 31, 2026, as the derivative liability was fully derecognized in connection with the repayment of the Arena debentures during 2025. We recognized a gain on the change in the fair value of the derivative liability of $603,322 for the three months ended March 31, 2025.

During the three months ended March 31, 2026, the Company incurred a net loss of $3,402,264, compared to a net loss of $3,063,997 for the three months ended March 31, 2025. The increase in net loss of $338,267 was primarily attributable to the changes in operating expenses and non-operating income/(expense) discussed above.

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

For the three months ended March 31, 2026, adjusted EBITDA was $(2,939,166), compared to adjusted EBITDA of $(2,475,856) for the three months ended March 31, 2025. The increase in the adjusted EBITDA loss of $463,310 was primarily attributable to a higher net loss of $(3,402,264) for the three months ended March 31, 2026 compared to $(3,063,997) for the prior-year period, driven by increased operating expenses including higher professional fees and research and development costs associated with pipeline advancement, partially offset by higher gross profit from the continued ramp of SCN-102 (ARBLI™) wholesale distribution revenues. The decrease was further moderated by lower non-cash stock-based compensation expense of $102,320 in the current period compared to $1,080,437 in the prior-year period, a significant reduction in interest expense to $37,019 from $670,784 following the repayment of the Arena convertible debentures during 2025, and higher depreciation and amortization of $468,013 compared to $15,024 in the prior-year period. The following table reconciles net loss to adjusted EBITDA for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
Net loss	$(3,402,264)	$(3,063,997)
Depreciation and amortization	468,013	15,024
Interest expense	37,019	670,784
Other non-operating expenses (income)	(144,254)	(1,178,104)
Stock based compensation (non-cash)	102,320	1,080,437
Adjusted EBITDA	$(2,939,166)	$(2,475,856)

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION,” to the Notes to Consolidated Financial Statements included herein under “PART I. - ITEM 1. FINANCIAL STATEMENTS”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (17 C.F.R. § 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

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

Under the supervision and with the participation of our management, including our co-Chief Executive Officers and our Chief Financial Officer (our principal executive officers and principal accounting/financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our co-Chief Executive Officers and our Chief Financial Officer concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference in, this “ITEM 1. LEGAL PROCEEDINGS” of this Report from, “PART I – ITEM 1. FINANCIAL STATEMENTS” in the Notes to Consolidated Financial Statements in “NOTE 13 – COMMITMENTS AND CONTINGENCIES”. The Company believes that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to the Company or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against the Company in a reporting period for amounts in excess of management’s expectations, the Company’s financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the Annual Report on Form 10-K filed on March 30, 2026, and amended on April 30, 2026. Investors should review the risks disclosed in the Form 10-K and in this Report, prior to making an investment in the Company. The business, financial condition and operating results of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in the Form 10-K,this Report, and other reports we have filed with the SEC, any one or more of which could, directly or indirectly, cause the Company’s actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect the Company’s business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

There were no sales of unregistered equity securities by the Company during the three months ended March 31, 2026.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase shares of common stock during the three months ended March 31, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended March 31, 2026, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended March 31, 2026, there were no material changes to the procedures by which stockholders may recommend nominees to our Board.

(c) During the quarter ended March 31, 2026, no officer or director adopted or terminated (1) a plan, contract, or set of instructions intended to by covered by the 10b5-1 affirmative defense or (2) a written trading arrangement as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of the Company, as amended through September 20, 2024 (incorporated by reference to Exhibit 3.1 of the Company’s Form 10-K filed on March 26, 2025).
3.2	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (1-for-6 Reverse Stock Split of Common Stock) filed with the Delaware Secretary of State on February 12, 2020, and effective February 13, 2020 (incorporated by reference to Exhibit 3.3 of the Company’s Form 10-K filed on March 26, 2025).
3.3	Certificate of Amendment of Certificate of Incorporation (changing name TRxADE HEALTH, INC.) (incorporated by reference to Exhibit 3.4 of the Company’s Form 10-K filed on March 26, 2025).
3.4	Form of Certificate of Amendment to Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.5 of the Company’s Form 10-K filed on March 26, 2025).
3.5	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.6 of the Company’s Form 10-K filed on March 26, 2025).
3.6	Amended and Restated Bylaws of the Company, as amended through March 24, 2022 (incorporated by reference to Exhibit 3.10 of the Company’s Form 10-K filed on March 26, 2025).
4.1	Certificate of Designation of Series B Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on June 26, 2023).
4.2	Certificate of Designation of Preferences, Rights and Limitations of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on October 11, 2023).
4.3	Certificate of Designation of Preference, Rights and Limitations of Series X Non-Voting Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on July 31, 2024).
10.1	Note Purchase Agreement dated April 27, 2026, by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed on May 1, 2026).
10.2	Secured Promissory Note A-1 dated April 27, 2026, made by the Company in favor of Streeterville Capital, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Form 8-K filed on May 1, 2026).
10.3	Secured Promissory Note B dated April 27, 2026, made by the Company in favor of Streeterville Capital, LLC (incorporated by reference to Exhibit 10.3 of the Company’s Form 8-K filed on May 1, 2026).
10.4	Security Agreement dated April 27, 2026, by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.4 of the Company’s Form 8-K filed on May 1, 2026).
10.5	Security Agreement dated April 27, 2026, by and between Scienture, LLC and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.5 of the Company’s Form 8-K filed on May 1, 2026).
10.6	Intellectual Property Security Agreement dated April 27, 2026, by and between Scienture, LLC and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.6 of the Company’s Form 8-K filed on May 1, 2026).
10.7	Pledge Agreement dated April 27, 2026, by and between the Company and Streeterville Capital, LLC (incorporated by reference to Exhibit 10.7 of the Company’s Form 8-K filed on May 1, 2026).
10.8	Guaranty dated April 27, 2026, made by Scienture, LLC and SCNX Holdings, LLC for the benefit of Streeterville Capital, LLC (incorporated by reference to Exhibit 10.8 of the Company’s Form 8-K filed on May 1, 2026).
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SCIENTURE HOLDINGS, INC.

By:	/s/ Dr. Narasimhan Mani
Dr. Narasimhan Mani
Co-Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Dr. Shankar Hariharan
Dr. Shankar Hariharan
Co-Chief Executive Officer and Executive Chairman (Principal Executive Officer)

By:	/s/ Eric Sherb
Eric Sherb
Chief Financial Officer (Principal Accounting/Financial Officer)

Date:	May 15, 2026

