Form 10-Q
period 2026-06-30
Scienture Holdings, Inc.
filed 2026-08-13
CIK 1382574

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

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

There were 41,064,146 shares of the registrant’s common stock outstanding on August 13, 2026.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

FORM 10-Q

For the Quarter Ended June 30, 2026

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “Report”), including without limitation, the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements, within the meaning of the federal securities laws, including the Private Securities Litigation Reform Act of 1995, regarding future events and the future results of Scienture Holdings, Inc. (f/k/a TRxADE Health, Inc.) (the “Company,” “we,” “us,” and “our”) that are based on current expectations, estimates, forecasts, and projections about the industry in which we operate and the beliefs and assumptions of our management team. Words such as “expects,” “anticipates,” “targets,” “goals,” “projects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. These forward-looking statements are only predictions and are subject to risks, uncertainties and assumptions that are difficult to predict. These factors include, but are not limited to:

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

PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Balance Sheets

As of June 30, 2026 and December 31, 2025

(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash and cash equivalents	$8,188,140	$6,662,008
Accounts receivable, net	385,313	731,328
Inventory	203,074	213,408
Prepaid expenses	425,370	262,278
Deferred offering costs	-	47,384
Total current assets	9,201,897	7,916,406
Restricted cash	3,012,271	-
Property, plant and equipment, net	14,500	15,500
Notes receivable	5,000,000	5,000,000
Interest receivable	437,500	250,000
Intangible assets, net	70,065,371	70,973,064
Operating lease right-of-use assets	2,468	23,360
Total assets	$87,734,007	$84,178,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$916,771	$1,443,266
Accrued liabilities	503,634	657,034
Operating lease liability - current	2,546	24,137
Warrant liability	-	10,914
Note payable, net of debt discount - current portion	1,118,349	-
Development agreement liability - current portion	485,000	600,000
Total current liabilities	3,026,300	2,735,351
Note payable, net of debt discount	9,568,586	-
Development agreement liability	-	285,000
Deferred tax liability	11,037,595	11,037,595
Total liabilities	23,632,481	14,057,946

Commitments and contingencies (Note 13)

Stockholders’ equity:
Series A preferred stock, $0.00001 par value; 0 and 9,211,246 shares authorized; 0 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	-	-
Series B preferred stock, $0.00001 par value; 787,754 shares authorized; 15,759 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	-	-
Series C preferred stock, $0.00001 par value; 1,000 shares authorized; 0 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	-	-
Series X preferred stock, $0.00001 par value; 9,211,246 shares authorized; 0 shares issued and outstanding as of both June 30, 2026 and December 31, 2025	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized; 41,064,146 and 40,630,815 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively 1,448,331 and 1,015,000 shares unvested as of June 30, 2026 and December 31, 2025, respectively	410	406
Additional paid-in capital	150,876,988	150,671,215
Accumulated deficit	(86,775,872)	(80,551,237)
Total stockholders’ equity	64,101,526	70,120,384
Total liabilities and stockholders’ equity	$87,734,007	$84,178,330

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements Of Operations

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$343,639	$-	$399,964	$10,258
Cost of sales	7,860	-	10,335	9,585
Gross profit	335,779	-	389,629	673

Operating expenses:
Wage and salary expense	411,411	773,739	831,419	1,469,807
Professional fees	963,752	209,763	1,896,304	622,613
Accounting and legal expense	117,815	381,683	443,993	852,508
Technology expense	7,139	21,408	22,902	83,028
General and administrative	368,790	2,927,764	1,443,654	4,283,712
Research and development	1,166,605	843,549	1,960,589	1,418,228
Total operating expenses	3,035,512	5,157,906	6,598,861	8,729,896
Operating loss	(2,699,733)	(5,157,906)	(6,209,232)	(8,729,223)

Non-operating income (expense):
Change in fair value of warrant liability	-	76,122	10,910	722,108
Change in fair value of derivative liability	-	(662,916)	-	(59,594)
Loss on conversion of note payable	-	-	-	(96,646)
Loss on disposition of subsidiaries	-	(385,528)	-	(385,528)
Interest income	147,147	63,148	280,491	88,590
Interest expense	(269,785)	(653,493)	(306,804)	(1,324,277)
Total non-operating expense	(122,638)	(1,562,667)	(15,403)	(1,055,347)

Benefit (provision) for income taxes	-	-	-	-
Net loss	$(2,822,371)	$(6,720,573)	$(6,224,635)	$(9,784,570)

Net loss per common share
Basic	$(0.07)	$(0.48)	$(0.16)	$(0.83)
Diluted	$(0.07)	$(0.48)	$(0.16)	$(0.83)
Weighted average common shares outstanding
Basic	39,615,815	14,141,443	39,615,815	11,844,024
Diluted	39,615,815	14,141,443	39,615,815	11,844,024

The accompanying notes are an integral part of the unaudited consolidated financial statements.

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Series A		Series B		Series C		Series X		Common		Additional		Total
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balances at December 31, 2024	-	$-	15,759	$-	-	$-	-	$-	8,750,582	$87	$118,111,007	$(39,038,973)	$79,072,121
Common stock issued for services	-	-	-	-	-	-	-	-	240,000	2	1,079,998	-	1,080,000
Common stock issued for cash pursuant to ELOC agreement, net of offering costs	-	-	-	-	-	-	-	-	2,800,000	28	2,691,439	-	2,691,467
Equity line of commitment shares issued	-	-	-	-	-	-	-	-	450,437	5	971,727	-	971,732
Conversion of note payable into common stock	-	-	-	-	-	-	-	-	274,000	3	410,997	-	411,000
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	437	-	437
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,063,997)	(3,063,997)
Balances at March 31, 2025	-	-	15,759	-	-	-	-	-	12,515,019	125	123,265,605	(42,102,970)	81,162,760
Common stock issued for services	-	-	-	-	-	-	-	-	3,002,086	30	2,701,223	-	2,701,253
Equity line of commitment shares issued	-	-	-	-	-	-	-	-	614,075	6	554,580	-	554,586
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	162,438	-	162,438
Net loss	-	-	-	-	-	-	-	-	-	-	-	(6,720,573)	(6,720,573)
Balances at June 30, 2025	-	$-	15,759	$-	-	$-	-	$-	16,131,180	$161	$126,683,845	$(48,823,543)	$77,860,464

Balances at December 31, 2025	-	$-	15,759	$-	-	$-	-	$-	40,630,815	$406	$150,671,215	$(80,551,237)	$70,120,384
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	102,320	-	102,320
Net loss	-	-	-	-	-	-	-	-	-	-	-	(3,402,264)	(3,402,264)
Balances at March 31, 2026	-	-	15,759	-	-	-	-	-	40,630,815	406	150,773,535	(83,953,501)	66,820,440
Restricted shares issued for services	-	-	-	-	-	-	-	-	433,331	4	(4)	-	-
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	103,457	-	103,457
Net loss	-	-	-	-	-	-	-	-	-	-	-	(2,822,371)	(2,822,371)
Balances at June 30, 2026	-	$-	15,759	$-	-	$-	-	$-	41,064,146	$410	$150,876,988	$(86,775,872)	$64,101,526

The accompanying notes are an integral part of the unaudited consolidated financial statements

Scienture Holdings, Inc. formerly TRxADE HEALTH, INC.

Condensed Consolidated Statements of Cash Flows

For The Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(6,224,635)	$(9,784,570)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	1,000	1,000
Amortization of intangible assets	907,693	-
Change in fair value of warrant liability	(10,914)	(722,108)
Change in fair value of derivative liability	-	59,594
Loss on conversion of note payable	-	96,646
Loss on disposition of subsidiaries	-	385,528
Stock-based compensation	205,777	162,874
Common stock issued for services	-	3,781,253
Amortization of debt discount	96,935	994,640
Amortization of right-of-use assets	20,892	29,481
Interest income	(187,500)	(62,500)
Changes in operating assets and liabilities:
Accounts receivable, net	346,015	19,251
Prepaid expenses and deposits	(163,092)	(282,088)
Inventory	10,334	-
Deferred offering costs	47,384	(80,469)
Lease liability	(21,591)	(30,514)
Accounts payable	(526,495)	(45,084)
Accrued liabilities	(153,400)	486,362
Development liability	(400,000)	-
Net cash used in operating activities	(6,051,597)	(4,990,704)

Cash flows from financing activities:
Proceeds from loan payable, related party	-	100,000
Proceeds from issuance of note payable, net of issuance costs	10,590,000	-
Gross proceeds from issuance of common stock	-	4,597,999
Net cash provided by financing activities	10,590,000	4,697,999
Net change in cash, cash equivalents and restricted cash	4,538,403	(292,705)
Cash, cash equivalents and restricted cash at beginning of period	6,662,008	308,096
Cash, cash equivalents and restricted cash at end of period	$11,200,411	$15,391

Reconciliation of cash, cash equivalents and restricted cash

Beginning of period:
Cash and cash equivalents	$6,662,008	$308,096
Restricted cash	-	-
Total cash, cash equivalents and restricted cash at beginning of period	$6,662,008	$308,096

End of period:
Cash and cash equivalents	$8,188,140	$15,391
Restricted cash	3,012,271	-
Total cash, cash equivalents and restricted cash at end of period	$11,200,411	$15,391

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of note payable into common stock	$-	$411,000
Equity line of commitment shares issued as offering costs	$-	$1,526,318
Issuance of note receivable in exchange for other receivables	$-	$5,000,000
Original issue discount and transaction expenses withheld from note payable principal	$420,000	$-

The accompanying notes are an integral part of the unaudited consolidated financial statements.

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Overview

On September 20, 2024, in connection with the Company’s acquisition of Scienture, LLC (f/k/a Scienture, Inc.) (“Scienture”), the Company changed its legal name from “TRxADE HEALTH, Inc.” to “Scienture Holdings, Inc.” As of the date of these financial statements, the Company’s only operating subsidiary is Scienture, a New York based branded, specialty pharmaceutical research company, which was acquired in July 2024. Since late 2019, Scienture has engaged in the research and development of branded pharmaceutical products across therapeutics areas and indications and cater to different market segments. Scienture’s mission is to identify, develop and bring to market innovative technology-based products to address unmet medical needs. Its targeted portfolio consists of short term and long-term opportunities with efficient development, regulatory, and go to market strategies.

The Company also owns all outstanding equity interests of SCNX Holdings, LLC, which was formed in connection with the issuance of certain secured promissory notes to Streeterville Capital, LLC. See Note 9 – Debt for more information.

Disposition of Legacy Subsidiaries

The Company previously owned all ownership interests of Softell Inc. (f/k/a Trxade Inc.) (“Softell”), Integra Pharma Solutions, LLC (“IPS”), Bonum Health, Inc., and Bonum Health, LLC.

Softell & IPS Entities

On October 4, 2024, the Company and Softell entered into an Assignment and Assumption of Membership Interests, pursuant to which the Company transferred, and Softell accepted, 100% of the membership interests of IPS. As a result, IPS became a wholly-owned subsidiary of Softell.

On April 8, 2025, the Company entered into a Membership Interest Purchase Agreement with Tollo Health, Inc. (“Tollo”), pursuant to which Tollo agreed to purchase and the Company agreed to sell all of the Company’s membership interests in IPS. Suren Ajjarapu, the Company’s former Chief Executive Officer, and Prashant Patel, the Company’s former President and Chief Operating Officer, each had a beneficial interest in Tollo as of the date that Tollo acquired IPS. In August 2025, Integral Health, including its subsidiary IPS, were acquired by third parties. Therefore, at June 30, 2026 and December 31, 2025, Integral Health and Tollo are no longer considered related parties.

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from its estimates. Significant estimates for the six months ended June 30, 2026 and 2025 include the valuation of intangible assets, including goodwill, and gain (losses) on dispositions.

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

The carrying amounts for cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short-term maturity. The Company’s outstanding warrant liability is measured at fair value on a recurring basis and is classified within Level 3 of the fair value hierarchy. See Note 11 – Warrants for the significant unobservable inputs used in the valuation and a roll-forward of the warrant liability for the six months ended June 30, 2026.

Cash and Cash Equivalents

The Company’s cash equivalents include U.S. Treasury Bills with original maturities of three months or less from the date of purchase. These instruments are classified as held-to-maturity and are recorded at amortized cost, which includes the initial investment cost and the accretion of any purchase discounts. The Company recognizes interest income over the life of the Treasury Bills using the effective interest method. Due to the short-term nature of these investments, the carrying value approximates fair value, and no unrealized gains or losses are recognized in the consolidated statements of operations or within accumulated other comprehensive income.

As of June 30, 2026, cash and cash equivalents of $8,188,140 consisted of U.S. Treasury Bills with an amortized cost of $5,980,048, comprising a $2,000,000 face value T-Bill maturing July 14, 2026 and a $4,000,000 face value T-Bill maturing August 13, 2026, both acquired on May 13, 2026, and cash on deposit of $2,207,937. As of December 31, 2025, cash and cash equivalents of $6,662,008 consisted of U.S. Treasury Bills with an amortized cost of $5,479,786, comprising a $1,500,000 face value T-Bill maturing January 15, 2026 and a $4,000,000 face value T-Bill maturing February 12, 2026, and cash on deposit of $1,182,066. These instruments were purchased at a discount and are being accreted to face value over their respective holding periods using the effective interest method. Interest income accreted on these instruments is reported within interest income in the consolidated statements of operations and was $39,251 for the six months ended June 30, 2026.

Concentration of Credit Risks and Major Customers

Financial instruments that potentially subject the Company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corporation limits. During the three and six months ended June 30, 2026, two customers accounted for 83.64% and 81.94% of revenue, respectively, and during the three and six months ended June 30, 2025, no sales to customers represented greater than 10% of revenue.

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

Deferred Offering Costs

The Company complies with the requirements of Accounting Standards Codification (“ASC”) 340-10-S99-1 with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. Deferred offering costs were $0 as of June 30, 2026, $47,384 as of December 31, 2025, and $534,800 as of December 31, 2024. During the six months ended June 30, 2025, the Company reclassified $1,587,001 of deferred offering costs to additional paid-in capital upon the completion of equity offerings, and deferred offering costs were $554,586 as of June 30, 2025. During the six months ended June 30, 2026, the remaining $47,384 of deferred offering costs was written off to expense.

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

During the year ended December 31, 2025, the Company performed its annual impairment assessment of goodwill and indefinite-lived intangible assets and recognized aggregate impairment charges of $26,346,050. See Note 8 – Goodwill and Intangible Assets for a full description of the impairment testing methodology, triggering events, valuation inputs, and results.

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

The product technologies are 505(b)(2) products and represent modifications and new delivery methods of already approved drugs (rather than novel drug compounds/formulations/treatments which require significant regulatory approvals and testing). These assets should be amortized over their expected remaining economic life. The product technology assets will remain unamortized, subject to potential impairment testing, until the assets are placed in service, which is when commercialization of the product commences. At that point, the assets will be amortized over their expected remaining life (likely a period of 15-20 years based on the patent lives). SCN-102 commenced amortization during the year ended December 31, 2025, upon the asset commercialization of the product commenced for its intended use. Amortization is recorded on a straight-line basis over an estimated useful life of 13 years; amortization expense recognized from the commencement date through June 30, 2026 was $1,361,539. Other three intangible assets are not amortized until commercialization.

See Note 8 – Goodwill and Intangible Assets for detail on impairment testing results.

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

See Note 8 – Goodwill and Intangible Assets for a full description of the impairment testing methodology and results for the year ended December 31, 2025.

The Company did not record an impairment charge for the three and six months ended June 30, 2026 and 2025.

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

Income (loss) Per Common Share

Basic net income per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted net income per common share is computed similar to basic net income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. The dilutive effect of the Company’s options and warrants is computed using the treasury stock method. As of June 30, 2026, we had 177,536 outstanding warrants and 19,005 stock options, each exercisable for shares of common stock, as well as 15,759 shares of Series B Preferred Stock outstanding and 1,448,331 unvested restricted shares of common stock.

The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(2,822,371)	$(6,720,573)	$(6,224,635)	$(9,784,570)
Denominator:
Denominator for EPS – weighted average shares
Basic	39,615,815	14,141,443	39,615,815	11,844,024
Diluted	39,615,815	14,141,443	39,615,815	11,844,024
Net loss
Basic	$(0.07)	$(0.48)	$(0.16)	$(0.83)
Diluted	$(0.07)	$(0.48)	$(0.16)	$(0.83)

Income Taxes

The Company’s provision for income taxes was $0 for the three and six months ended June 30, 2026 and 2025. The income tax provisions for these periods are based upon estimates of annual income (loss), annual permanent differences and statutory tax rates in the various jurisdictions in which the Company operates. For all periods presented, the Company utilized net operating loss carryforwards to offset the impact of any taxable income. The Company’s tax rate differs from the applicable statutory rates due primarily to the establishment of a valuation allowance, utilization of deferred and the effect of permanent differences and adjustments.

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

NOTE 2 – LIQUIDITY

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

As of June 30, 2026, the Company had an accumulated deficit of $86,775,872, cash and cash equivalents of $8,188,140 and restricted cash of $3,012,271.

As of June 30, 2026, the Company had cash and cash equivalents of $8,188,140, restricted cash of $3,012,271 and current liabilities of approximately $3.0 million, resulting in positive working capital of approximately $6.2 million. Management believes that its existing cash on hand, combined with revenues generated from the commercialization of ARBLI™ (SCN-102) and REZENOPYTM (SCN-110), and its planned financing activities, will be sufficient to fund the Company’s operations and meet its obligations as they become due for at least twelve months from the date these financial statements are issued. In making this assessment, management considered the following: (i) cash on hand of $8.2 million as of June 30, 2026, together with $3.0 million of restricted cash, which management believes is sufficient to fund current operating requirements over the next twelve months; (ii) the Company’s ability to modulate discretionary operating and development expenditures to align with available capital; (iii) ongoing sales of ARBLI™ (SCN-102), which generated its initial revenues during the second half of 2025 and is expected to contribute increasing revenues in 2026 and sales from the launch of REZENOPYTM (SCN-110) in August 2026; and (iv) management’s plans to access additional capital through equity or debt financing as needed to fund accelerated pipeline development activities. The Company’s ability to continue as a going concern is dependent upon the successful commercialization of ARBLI™ (SCN-102) and REZENOPYTM (SCN-110) and its ability to raise additional capital as needed. There can be no assurance that the Company’s operations will generate positive cash flows, or that additional financing will be available on favorable terms, or at all. If the Company is unable to achieve planned commercial revenues or obtain additional financing, the Company may be required to delay, reduce, or eliminate certain development programs or commercialization activities. While these conditions initially indicated substantial doubt about the Company’s ability to continue as a going concern, management believes that its plans described above alleviate that doubt for at least one year after the date these condensed consolidated financial statements are issued.

NOTE 3 – ACQUISITIONS AND DISPOSITIONS

Acquisitions

Scienture, Inc.

The Company evaluated the Agreement and Plan of Merger, dated July 25, 2024, by and among the Company, MEDS Merger Sub I, Inc., MEDS Merger Sub II, LLC, and Scienture (the “Scienture Merger Agreement”) pursuant to ASC 805 and ASU 2017-01, Topic 805, “Business Combinations.” The Company first determined that Scienture met the definition of a business as it includes inputs and a substantive process that together significantly contribute to the ability to create outputs. Scienture’s results of operations are included in the Company’s consolidated financial statements from the date of acquisition. The acquisition method of accounting requires, among other things, that the assets acquired and liabilities assumed in a business combination be measured at their estimated respective fair values as of the closing date of the acquisition. Goodwill recognized in connection with this transaction represents primarily the potential economic benefits that the Company believes may arise from the acquisition. The purchase price allocation was finalized during the one-year measurement period following the acquisition date, which concluded on July 25, 2025.

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

Discontinued Operations

In accordance with the provisions of ASC 205-20, the Company has excluded the results of discontinued operations from its results of continuing operations in the accompanying consolidated statements of operations. For the three and six months ended June 30, 2026 and 2025, the results of discontinued operations were $0.

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

On April 30, 2025, the Company completed the sale of its subsidiaries, IPS, Softell, and Bonum Health, Inc. to Tollo in exchange for a $5,000,000 promissory note bearing interest at the prime rate and maturing on June 30, 2030. The note requires Tollo to repay 20% of any future equity financing proceeds toward the outstanding balance. In connection with the transaction, the Company recorded a $5,000,000 promissory note receivable, and derecognized subsidiaries’ accounts payable of $117,162, other receivables of $4,219,239, operating lease right-of-use assets of $142,138, operating lease liability of $158,687 and a related party note receivable of $1,300,000. As such, the Company recognized a loss on disposition of $385,528. On June 24, 2025, the promissory note was assigned by Tollo to Integral Health, Inc. Suren Ajjarapu, the Company’s former Chief Executive Officer, and Prashant Patel, the Company’s former President and Chief Operating Officer, each had a beneficial interest in Tollo as of June 30, 2025. In August 2025, Integral Health, including its subsidiary IPS, were acquired by third parties. Therefore, as of December 31, 2025, and June 30, 2026, Integral Health and Tollo are no longer considered related parties. As of December 31, 2025, the note receivable was outstanding and the Company recognized $250,000 in interest income during the year ended December 31, 2025, which was reclassified from note receivable, related party to note receivable on the consolidated balance sheet. As of June 30, 2026, the note receivable was outstanding and the Company recognized $93,750 and $187,500 in interest income during the three and six months ended June 30, 2026, respectively. As of June 30, 2026, accrued interest receivable on the note was $437,500.

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

Revenue disaggregated by product for the three and six months ended June 30, 2026 and 2025 is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Product	2026	2025	2026	2025
ARBLI™ (SCN-102, Losartan Potassium Oral Suspension)	$343,639	$-	$399,964	$-
Pharmaceutical product resale	-	-	-	10,258
Total revenues	$343,639	$-	$399,964	$10,258

NOTE 6 – NOTES RECEIVABLE – RELATED PARTY

On August 22, 2023, the Company received a Promissory Note (the “Wood Sage Note”) in the amount of $1,300,000 from Wood Sage, LLC. The Wood Sage Note bears no interest and is currently due and payable. As of June 30, 2026 and December 31, 2025, the outstanding balance of the Wood Sage Note was $0. The note was held by Softell, a former subsidiary of the Company.

On April 30, 2025, the Company completed the sale of its subsidiaries, IPS, Softell and Bonum Health, Inc., to Tollo in exchange for a $5,000,000 promissory note bearing interest at the prime rate and maturing on June 30, 2030 (see Notes 1 and 4). In August 2025, Integral Health, including its subsidiary IPS, were acquired by third parties. Therefore, at June 30, 2026 and December 31, 2025, Integral Health and Tollo was no longer considered a related party, which was reclassified from note receivable, related party to note receivable on the consolidated balance sheet.

NOTE 7 – INVENTORY

Inventory value is determined using the first-in, first-out method and is stated at the lower of cost or net realizable value. As of June 30, 2026 and December 31, 2025, inventory was comprised of the following:

	June 30, 2026	December 31, 2025
Finished goods	$203,074	$213,408
Inventory	$203,074	$213,408

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

In connection with the Scienture Merger on July 25, 2024, the Company recorded goodwill of $21,372,960 and intangible assets of $76,400,000.

The purchase price allocation of intangible assets was evaluated under ASC 805. The identified intangible assets were determined to be product technologies, and were valued accordingly by each product candidate:

Product Candidate	Fair Value
SCN-102(a)	$23,600,000
SCN-104(b)	25,000,000
SCN-106(c)	15,000,000
SCN-107(d)	12,800,000
$76,400,000

(a)	SCN-102 received regulatory approval in March 2025.Product commercialization began in the third quarter of 2025.
(b)	Management expects SCN-104 to achieve regulatory approval in late 2028, with product commercialization projected to begin in late 2028.
(c)	Management expects SCN-106 to achieve regulatory approval in 2029, with product commercialization projected to begin in 2029.
(d)	Management expects SCN-107 to achieve regulatory approval in 2029, with product commercialization projected to begin in 2030.

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

The fair value of the reporting unit was estimated using the Market Capitalization Method, representing a Level 1 input under ASC 820, based on the Company’s quoted share price of $0.51 and 40,630,815 shares outstanding as of December 31, 2025, resulting in an estimated fair value of approximately $20.7 million. No control premium or marketability discount was applied, as the Company’s shares are actively traded and the quoted market price represents the most reliable indicator of fair value from a market participant perspective. The carrying amount of the reporting unit was approximately $82.7 million, resulting in a shortfall of approximately $62.0 million. As the shortfall exceeded the recorded goodwill balance, the entire goodwill balance was determined to be impaired in accordance with ASC 350-20-35-3C. The Company recognized a non-cash goodwill impairment charge of $21,372,960 for the year ended December 31, 2025, recorded within impairment loss in the consolidated statements of operations. As of June 30, 2026 and December 31, 2025, no goodwill remains on the consolidated balance sheet.

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

Finite-Lived Intangible Asset – Recoverability Test (ASC 360)

SCN-102 (ARBLI™ – Losartan Oral Suspension) received FDA approval in March 2025 and commenced commercialization during the third quarter of 2025. Upon commencement, SCN-102 was reclassified from indefinite-lived IPR&D to a finite-lived intangible asset and amortization commenced on a straight-line basis over an estimated useful life of 13 years. Amortization expense recognized from commercialization through December 31, 2025 was $453,846, and $453,846 and $907,693 during the three and six months ended June 30, 2026, respectively, resulting in a carrying amount of $22,238,461 as of June 30, 2026.

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

The following table summarizes the carrying amounts of intangible assets as of June 30, 2026 and December 31, 2025 (in thousands):

Asset	June 30, 2026	Dec 31, 2025
SCN-102 – finite-lived (net of amortization of $908 for the six months ended June 30, 2026 and nil for the six months ended June 30, 2025)	$22,238	$23,146
SCN-104 – indefinite-lived IPR&D	$22,339	$22,339
SCN-106 – indefinite-lived IPR&D	$13,381	$13,381
SCN-107 – indefinite-lived IPR&D	$12,107	$12,107
Total intangible assets, net	$70,065	$70,973

The decrease in intangible assets from $76,400,000 as of December 31, 2024 to $70,973,064 as of December 31, 2025 reflects $4,973,090 of impairment charges recognized on SCN-104, SCN-106, and SCN-107, and $453,846 of amortization expense recognized during the year ended December 31, 2025 and $907,693 during the six months ended June 30, 2026, on SCN-102 following its commercialization. Estimated future annual amortization expense for SCN-102 is approximately $1,815,385 per year through the remainder of its estimated useful life. The three IPR&D assets will be reclassified from indefinite-lived to finite-lived and commence amortization upon commercialization: SCN-104 is expected to launch in 2028, SCN-106 in 2029, and SCN-107 in 2030.

NOTE 9 – DEBT

October 2025 Streeterville Note

On October 14, 2025, the Company entered into a note purchase agreement with Streeterville Capital, LLC (“Streeterville”), providing for the issuance of a senior secured promissory note in the aggregate principal amount of $3,911,111.11 (the “2025 Streeterville Note”). The 2025 Streeterville Note carried an original issue discount of $391,111.11 and an interest rate of 9% per annum. After deducting the original issue discount and $20,000 in transaction costs, the Company received net proceeds of $3,500,000, which were utilized to repay the outstanding balance of the Scienture convertible debt and for general corporate purposes.

During the year ended December 31, 2025, the 2025 Streeterville Note was fully repaid. In connection with this repayment, the Company recognized interest expense of $13,981 representing accrued interest through the date of payoff. Additionally, the Company fully amortized the $391,111.11 original issue discount and the $20,000 in transaction costs, which were recognized as interest expense during the period. As of June 30, 2026, and December 31, 2025, the 2025 Streeterville Note had no outstanding balance, and there was no remaining unamortized debt discount or transaction costs associated with this obligation.

April 2026 Streeterville Notes

On April 27, 2026, the Company issued to Streeterville a secured promissory note in the original principal amount of $8,420,000, including a $400,000 original issue discount (the “A-1 Note”), and a secured promissory note in the original principal amount of $3,000,000 (the “B Note”). The A-1 Note bears interest at 9% per annum, the B Note bears interest at 5% per annum, and both notes mature on October 27, 2027. The Lender funded $8,000,000 in cash, of which $410,000 was paid as a placement agent fee, and deposited $3,000,000 into a controlled deposit account held by SCNX Holdings, LLC, a newly formed wholly-owned subsidiary of the Company (“SCNX Sub”). Beginning December 27, 2026, the Lender may redeem up to $175,000 of A-1 Note principal per calendar month, plus additional amounts based on trading volume in certain circumstances.

Debt discount and issuance costs of $830,000 were recognized on the A-1 Note at issuance, comprising the $400,000 original issue discount, $20,000 of transaction expenses and the $410,000 placement agent fee, and are being amortized to interest expense on a straight-line basis over the 18-month term. No discount or issuance costs were recognized on the B Note. During each of the three and six months ended June 30, 2026, the Company amortized $96,935 of debt discount and recognized stated interest expense of $132,875 on the A-1 Note and $26,301 on the B Note. As of June 30, 2026, unamortized debt discount was $733,066, note payable, net of debt discount, was $1,118,349 current and $9,568,586 non-current based on the Lender’s monthly redemption rights, and accrued interest payable was $159,176.

The $3,000,000 held in the SCNX Sub deposit account is restricted until maturity of the B Note and is presented as non-current restricted cash on the consolidated balance sheet. Restricted cash was $3,012,271 as of June 30, 2026, and the Company recognized $13,200 of interest income on the account during each of the three and six months ended June 30, 2026. The notes are secured by a first-priority security interest in substantially all assets of the Company and Scienture, LLC, together with guaranties, a pledge of the Company’s membership interests in SCNX Sub and control of the deposit account, and contain customary covenants, trigger events and events of default. Upon an event of default, the outstanding balance becomes immediately due and payable and default interest accrues at the lesser of 18% per annum or the maximum rate permitted by law.

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

As of June 30, 2026 and December 31, 2025, there were 15,759 issued and outstanding shares of Series B Preferred Stock.

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

In September 20, 2024, all previously issued shares of Series X Preferred Stock were converted into a total of 6,826,753 shares of common stock. As such, there were no issued and outstanding shares of Series X Preferred Stock as of June 30, 2026, and December 31, 2025.

Common Stock

Other than the issuance of 433,331 restricted shares of common stock for services described below, the Company did not issue any shares of common stock during the six months ended June 30, 2026. During the year ended December 31, 2025, the Company issued an aggregate of 7,103,614 shares of common stock for net proceeds of $9,008,199.

Restricted Common Stock

As of June 30, 2026 and December 31, 2025, the Company had 1,634,229 and 1,200,898 restricted shares of common stock outstanding, respectively. As of June 30, 2026 and December 31, 2025, 185,898 shares were vested. During the three months ended June 30, 2026, the Company issued 433,331 restricted shares of common stock to certain executive officers of the Company and Scienture, LLC for services rendered, with an aggregate grant date fair value of $173,332. These shares vest in June 2029 (333,332 shares) and June 2030 (99,999 shares), and the related stock-based compensation expense recognized during the three and six months ended June 30, 2026 was nominal. The Company recorded stock-based compensation expense of $103,457 and $205,777 in the consolidated statements of operations for the three and six months ended June 30, 2026, respectively. Unrecognized stock compensation outstanding on these grants was $706,549 as of June 30, 2026.

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

Warrant Liability

As of June 30, 2026, the Company remeasured the fair value of warrants outstanding at $0. In connection with the remeasurement of warrants, no gain or loss was recognized during the three months ended June 30, 2026 and a gain of $10,910 was recognized during the six months ended June 30, 2026, as the change in fair value of warrant liability.

The Company classifies its outstanding warrant liability within Level 3 of the fair value hierarchy, as the fair value is determined using the Black-Scholes option-pricing model with unobservable inputs. The following assumptions were used to estimate the fair value of the warrant liability as of June 30, 2026:

Six Months Ended
June 30, 2026
Expected stock price	$0.35
Exercise price	$22.50
Remaining contractual term (years)	1.27
Expected volatility	74.71%
Risk-free interest rate	4.70%
Expected dividend yield	0.00%

Changes in the fair value of the warrant liability, which is measured on a recurring basis using Level 3 inputs, for the six months ended June 30, 2026, were as follows:

Warrant Liability
Outstanding as of December 31, 2025	$10,914
Change in fair value	(10,910)
Rounding off	(4)
Outstanding as of June 30, 2026	$-

The Company’s outstanding and exercisable warrants, as of June 30, 2026, are presented below:

	Number Outstanding	Weighted Average Exercise Price	Contractual Life In Years	Intrinsic Value
Warrants outstanding as of December 31, 2025	177,536	$22.50	1.76	$-
Warrants granted	-	-	-	-
Warrants forfeited, expired, cancelled	-	-	-	-
Warrants exercised	-	-	-	-
Warrants outstanding as of June 30, 2026	177,536	$22.50	1.27	-
Warrants exercisable as of June 30, 2026	177,536	$22.50	1.27	-

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

Total compensation cost related to stock options granted was $0 for both the three and six months ended June 30, 2026, and $162,438 and $162,874 for the three and six months ended June 30, 2025, respectively.

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

The following table represents stock option activity for the six-month period ended June 30, 2026:

	Number Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Life in Years	Intrinsic Value
Options outstanding as of December 31, 2025	19,899	$29.58	2.23	$-
Options granted	-	-	-	-
Options cancelled	-	-	-	-
Forfeited/expired	(894)	82.06	-	-
Options exercised	-	-	-	-
Options outstanding as of June 30, 2026	19,005	$27.11	1.82	$-
Options exercisable as of June 30, 2026	19,005	$27.11	1.82	-

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

In March 2024, the parties terminated the Kesin Agreement, and the parties agreed that Scienture would pay Kesin a total gross amount of $1,285,000 upon commercialization of product via a royalty arrangement. The royalty agreement requires that if the full $1,285,000 has not been repaid within two years of the earlier of (i) commercial launch or (ii) 120 days from FDA approval, then interest will accrue prospectively at a rate of 8% annually on the unpaid balance. Accordingly, Scienture recorded a $1,285,000 development agreement liability at inception. During the year ended December 31, 2025, the Company made aggregate payments of $489,848, consisting of $400,000 of principal and $89,848 of accrued interest. During the six months ended June 30, 2026, the Company made aggregate payments of $431,209, consisting of $400,000 of principal and $31,209 of accrued interest. As of June 30, 2026, the remaining outstanding balance of $485,000 is presented as a current liability on the consolidated balance sheet under Development agreement liability – current portion.

Development Agreement Liability	June 30, 2026	December 31, 2025
Current portion	$485,000	$600,000
Long-term portion	-	285,000
Total development agreement liability	$485,000	$885,000

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

The table below reconciles the fixed component of the undiscounted cash flows for and the total remaining years to the lease liabilities recorded in the consolidated balance sheet as of June 30, 2026.

Supplemental balance sheet information related to leases are as follows:

	June 30, 2026	December 31, 2025
Weighted-average remaining lease term (in years)	0.08	0.58
Weighted-average discount rate	15.50%	15.50%

Future lease obligations
2026	$2,546
Total minimum lease payments	2,546
Less: effect of discounting	-
Present value of future minimum lease payments	2,546
Less: current obligation under lease	2,546
Long-term lease obligations	$-

For the three months ended June 30, 2026, and 2025, total operating lease expense was $6,967 and $22,795, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

For the six months ended June 30, 2026, and 2025, total operating lease expense was $13,739 and $59,197, respectively, which is included in general and administrative expenses in the unaudited condensed consolidated statements of operations.

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

The Company’s chief operating decision-makers are its co-Chief Executive Officers (together, the “CODM”), who make resource allocation decisions and assess performance based on financial information presented on an aggregate basis. There are no segment managers who are held accountable by the CODM for any planning, strategy and key decision-making regarding operations. Accordingly, as of June 30, 2026, the Company has a single reportable segment and operating segment structure. The Company operates entirely within the United States.

The key measures of segment profit or loss reviewed by the CODM are total revenues, gross profit, total operating expenses (including research and development expenses), and net loss from continuing operations. The CODM uses these measures to allocate resources, evaluate operational performance, and make strategic decisions regarding pipeline development and commercialization activities. The CODM does not evaluate performance based on asset information at the segment level. Significant segment expenses that are regularly provided to the CODM and included in the reported measure of segment profit or loss include: research and development expenses (SCN-102: $504K; SCN-104: $316K; SCN-106: $346K for the three months ended June 30, 2026, and SCN-102: $545K; SCN-104: $427K; SCN-106: $989K for the six months ended June 30, 2026); wage and salary expense of $411,411 and $831,419; professional fees of $963,752 and $1,896,304; and accounting and legal expense of $117,815 and $443,993, in each case for the three and six months ended June 30, 2026, respectively. Other segment items not separately disclosed include technology expense of $7,139 and $22,902, general and administrative expense (including stock-based compensation) of $368,790 and $1,443,654, and depreciation and amortization of $461,571 and $929,585, in each case for the three and six months ended June 30, 2026, respectively.

The following table presents key financial information for the Company’s single reportable segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues	$343,639	$-	$399,964	$10,258
Cost of sales	7,860	-	10,335	9,585
Gross profit	335,779	-	389,629	673
Research and development expense	1,166,605	843,549	1,960,589	1,418,228
Total operating expenses	3,035,512	5,157,906	6,598,861	8,729,896
Operating loss	(2,699,733)	(5,157,906)	(6,209,232)	(8,729,223)
Net loss	(2,822,371)	(6,720,573)	(6,224,635)	(9,784,570)
Total assets (at period end)	87,734,007	84,178,330	87,734,007	84,178,330

NOTE 16 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date these condensed consolidated financial statements were issued and determined that there have been no events or transactions requiring recognition or disclosure in these condensed consolidated financial statements.

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

Summary of The Information Contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is provided in addition to the accompanying consolidated financial statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. MD&A is organized as follows:

●	Company Overview. Discussion of our business and overall analysis of financial and other highlights affecting us, to provide context for the remainder of MD&A.
●	Liquidity and Capital Resources. An analysis of changes in our consolidated balance sheets and cash flows and discussion of our financial condition.
●	Results of Operations. An analysis of our financial results comparing the three and six months ended June 30, 2026 and 2025.
●	Critical Accounting Policies. Accounting estimates that we believe are important to understanding the assumptions and judgments incorporated in our reported financial results and forecasts.

Company Overview

Together with our wholly-owned subsidiary, Scienture, LLC, which we acquired on July 25, 2024, we are a Commack, New York based specialty pharmaceutical company focused on providing enhanced value to patients, physicians and caregivers through developing, bringing to market, and distributing novel specialty pharmaceutical products to satisfy unmet market needs. We are particularly focused on the commercialization and development of products for the treatment of Cardiovascular (“CVS”) and Central Nervous System (“CNS”) diseases as well as a broad range of novel product candidates including new potential treatments for hypertension, migraine, pain and thrombosis and other related disorders. To date, we have launched ARBLI™, a commercial product for the treatment of hypertension, and we are in the process of commercializing a second product, REZENOPY™, for the treatment of opioid overdose. Our development pipeline consists of a broad range of novel product candidates including new potential treatments for migraine, thrombosis, pain and other related disorders. Our mission is to bring to market innovative technology-based products to address unmet medical needs. We target a diversified portfolio of short- and long-term opportunities with efficient development, regulatory, and go to market strategies.

In connection with our $11 million financing facility with Streeterville that we established in April 2026, we formed a wholly owned subsidiary—SCNX Holdings, LLC (“SCNX Sub”). SCNX Sub exists solely in connection with the financing facility and has no operations. At closing of the financing facility, Streeterville paid deposited $3 million into a bank account held by SCNX Sub, which is secured pursuant to a deposit account control agreement among SCNX Sub, Streeterville, and the bank.

During the year ended December 31, We previously were known as TRxADE HEALTH, Inc. and operated a web-based market platform focused on enhancing commerce among healthcare participants, a licensed pharmaceutical wholesaler, and a digital telehealth company, through our ownership of Softell Inc. (f/k/a Trxade Inc.) (“Softell”), Integra Pharma Solutions, LLC d.b.a. Trxade Prime (“IPS”), Bonum Health, LLC, and Bonum Health Inc. In April 2025, we sold Softell, IPS, and Bonum Health Inc. We dissolved Bonum Health Inc. in November 2025. In connection with the acquisition of Scienture, LLC, we changed our legal name to “Scienture Holdings, Inc.” The divestiture of these legacy subsidiaries was part of a broader strategic realignment designed to sharpen operational focus and unlock long-term value. It is aligned with our commitment to streamline our core operations, optimize our portfolio, and accelerate growth in the Branded and Specialty Pharma markets.

Our vision is to be a leader in the industry by developing and commercializing new branded pharmaceutical products for the treatment of CNS and CVS diseases and across other therapeutic areas. Key elements of our strategy to achieve this vision include:

●	Advance product candidates through clinical studies and toward commercialization. The product candidates in our pipeline are at various stages of clinical development. We intend to move these programs efficiently toward being commercially available to patients, subject to approval by the U.S. Food and Drug Administration (the “FDA”).

●	Drive growth and profitability. Using dedicated sales and marketing resources in the U.S., which we are in the process of building, we will seek to begin to generate revenues and then drive the revenue growth of our product candidates approved for marketing by the FDA.

●	Continue to grow pipeline. We will continue to evaluate commercial product acquisition opportunities and seek to develop additional product candidates that we believe have significant commercial potential through our internal research and development efforts.

●	Target strategic business development opportunities. We are exploring a broad range of strategic opportunities. This may include in-licensing products and entering into co-promotion and co-development partnerships for our product candidates, although no agreements have been reached.

We currently has two commercial products that have been launched and three primary product candidates in our development pipeline, summarized below, and are engaged in a variety of research and development efforts to develop novel product candidates for the treatment of various disease conditions. To date, we have generated limited revenue from product sales and will not generate meaningful revenues until we fully commercializes our FDA-approved product candidates (Arbli™ and REZENOPY™) and successfully obtain regulatory approval for, and commercialize, our other product candidates. The progress of our products in our development pipeline to date is represented by the green bars shown below.

We have devoted and will continue to devote significant resources to sales and marketing of our commercial products and research and development activities, and expects to incur significant expenses as we continue advancing our product candidates towards FDA approval and expanding product indications for approved products and our intellectual property portfolio. Our expectations regarding our research and development programs are subject to risks, including the risk that our financial condition and results of operations may be materially and adversely affected by delays and failures in the completion of clinical development of our product candidates, which could increase costs or delay or limit our ability to generate revenues.

We currently depend on third-party commercial manufacturing organizations (“CMOs”) for our manufacturing operations, including the production of raw materials, finished dosage form product, and product packaging for both our planned product commercialization and for use in our preclinical and clinical research. We do not own or operate manufacturing facilities for the production of any of our product candidates nor do we have plans to develop such manufacturing operations in the foreseeable future to support clinical trials or commercial production. We currently employs internal resources to manage our manufacturing contractors.

We are in discussion with CMOs headquartered in North America, Europe and Asia for our pipeline product candidates. These CMOs offer a comprehensive range of commercial contract manufacturing and packaging services.

If we fail to produce our products and product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations applicable to pharmaceutical drug manufacturers, we may face delays in the development and commercialization of our products and product candidates or be required to withdraw our products from the market for risks associated with manufacturing and supply of our products and product candidates.

SCN-102 (ARBLI™ - Losartan Oral Suspension)

SCN-102, with the brand name Arbli™, is an oral liquid formulation of losartan potassium for (i) treatment of hypertension, to lower blood pressure in adults and children greater than 6 years old, (ii) reduction of the risk of stroke in patients with hypertension and left ventricular hypertrophy, and (iii) treatment of diabetic nephropathy with an elevated serum creatinine and proteinuria in patients with type 2 diabetes and a history of hypertension. SCN-102 was approved by the FDA in March 2025, making SCN-102 the first and only FDA-approved ready-to-use oral liquid losartan in the U.S. market.

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

SCN-102 has three formulation composition and method of use patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the “orange book”: (i) Patent #: 11,890,273, Issue Date: February 6, 2024, titled “LOSARTAN LIQUID FORMULATIONS AND METHODS OF USE”, Expiration Date: October 7, 2041 and (ii) Patent # 12,156,869; Issue Date: December 3, 2024, titled “LOSARTAN LIQUID FORMULATIONS AND METHODS OF USE”. SCN-102 also has a third patent titled “LOSARTAN LIQUID FORMULATION AND METHODS OF USE” that was issued on April 21, 2026, and expires on October 7, 2041.

SCN-110 (REZENOPY™ – Naloxone HCl Nasal Spray)

On March 4, 2025, Scienture, LLC entered into an Exclusive Commercial and Supply Agreement (the “Kindeva Agreement”) with Summit Biosciences Inc., a wholly-owned subsidiary of Kindeva, pursuant to which Kindeva granted us an exclusive, non-transferrable, non-sublicensable right and license to commercialize REZENOPYTM (Nalaxone hydrochloride nasal spray 10mg/0.11mL) within the United States and its territories. We intend to use the exclusive right and license to price, launch, promote, market, distribute, and educate the public on REZENOPYTM.

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

REZENOPY™ (Naloxone hydrochloride Nasal Spray, 10mg) is the highest FDA-approved nasal spray dose available in the U.S. market. The product provides maximum naloxone protection in a single easy-to-use device and caters to the segment of patients who need multiple doses of lower strength for stabilization in emergency situations. REZENOPY™ provides potential longer duration of opioid receptor block, improves chances of quicker reversal and possible coverage against multiple abuse agents inclusive of synthetic opioids and combinations, through a single dose administration of 10mg naloxone hydrochloride. High dose REZENOPY™ improves the chances of reversing potent opioids quickly and reducing the requirement of MNA.

SCN-110 has two issued formulation composition and method of use patents listed in the FDA’s Approved Drug Products with Therapeutic Equivalence Evaluations, commonly referred to as the “orange book”: (i) Patent #: 12,514,854, Issue Date: January 6, 2026, an Orange Book-listable patent, titled “DRUG PRODUCTS FOR INTRANASAL ADMINISTRATION AND USES THEREOF”, Expiration Date: February 5, 2041 and (ii) Patent #: 12,622,903, Issue Date: June 2, 2026, an Orange Book-listable patent, titled “DRUG PRODUCTS FOR INTRANASAL ADMINISTRATION AND USES THEREOF”, Expiration Date: February 5, 2041.

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

We have had discussions with the FDA regarding the development program for SCN-104, with the FDA indicating that the reference product selected for a comparative regulatory study and proposed plan for manufacturing New Drug Application registration batches are acceptable. The FDA also provided us with feedback on nonclinical safety studies and stability testing. We are working to scale the formulation to enable future commercial scale production and the pen has been optimized for commercial use. Currently, we are focused on planning bioequivalence studies and increasing manufacturing activities for the SCN-104 injection pen. We plan to initiate a Phase 1 single dose study in healthy adults in early 2027, following submission of an Investigational New Drug application (an “IND”), if the IND is cleared by the FDA.

SCN-104 has a formulation composition and method of use application pending in the U.S. (Appl. No. 17/757,924; Filing Date: June 23, 2022; Expiration Date: June 15, 2035).

SCN-106 (Potential Biosimilar)

We are developing a potential biosimilar, SCN-106, based on Cathflo Activase, a reference product that is a thrombolytic agent that binds to fibrin in clots and converts entrapped plasminogen to plasmin. SCN-106 is a sterile, purified glycoprotein that is synthesized using the complementary DNA for natural human tPA obtained from a Chinese hamster ovary cell-line.

Specifically, we are working with Anthem Biosciences Pvt, Ltd. to develop a biosimilar product that utilizes the same mechanism(s) of action for the proposed condition of use, and has the same route of administration, dosage form, and strength as the reference product. The development program is focused on establishing the analytical similarity of SCN-106 to the reference product. Multiple clones of CHO cells have been produced to synthesize lots of SCN-106 which were screened for similarity to the reference product for several key biochemical quality attributes as well as overall protein yield and finalization of a lead clone.

We completed a Biosimilar Initial Advisory meeting with the FDA in June 2023 to discuss the CMC, non-clinical, and clinical studies required for regulatory approval. As a result of this meeting, we learned that our analytical strategy for initiating analytical similarity studies between SCN-106 and a proposed biosimilar product is acceptable. We also learned that SCN-106 is suitable for further development and received guidance from the FDA on a comparable clinical study needed to demonstrate biosimilarity of SCN-106 and the reference product. In this regard, we were informed that no additional safety, PK, toxicology or dose range finding studies will be required due to the method of use (very limited exposure) and the availability of an extensive amount of data on the original brand product. The only clinical requirement is a comparative phase 3 clinical study in the sensitive population to demonstrate that there are no clinically meaningful differences between SCN-106 and the currently marketed product.

SCN-106 is a potential biosimilar and considered by to be part of our product development portfolio, however we are not pursuing patent protection for this product.

SCN-107 (Bupivacaine Long-Acting Injection)

SCN-107 is a long-acting injection suspension formulation of a non-opioid analgesic that is indicated for postsurgical local and regional analgesia. Our long-acting formulation, SCN-107, is a novel microsphere-based formulation of bupivacaine that comprises the drug in polymer-based microspheres and is intended to provide pain management over a period of 5-7 days. The product candidate is designed to potentially provide longer term post-surgical pain relief compared to the currently available products in the market.

Based on initial discussions with FDA regarding this program, we believe this product candidate would require at least one Phase 3 clinical trial to support submission of a marketing application. We anticipate submitting an IND in 2027 and, if cleared by the FDA, plan to conduct an initial assessment of safety and tolerability of SCN-107.

Scienture, LLC previously entered into a Feasibility Study and Animal Trial Material Manufacturing Agreement with Innocore Technologies, B.V. (“Innocore”), as amended on December 2, 2022 (the “Innocore License”), for certain intellectual property rights associated with SCN-107. Under the Innocore License, Innocore granted us a worldwide exclusive, milestone, royalty-bearing and sublicensable license to certain patent rights for the research and development of SCN-107 in postsurgical local and regional analgesia. Pursuant to the Innocore License, we are required to make low single-digit percentage royalty payments based on annual net sales of licensed products for the first three years of sales on a country-by-country basis, subject to a low single digit increase as of the fourth year of sales on a country-by-country basis.

SCN-107 has a formulation composition and method of use application pending in the U.S. (Appl. No. 17/996,995; Filing Date: October 24, 2022; Expiration Date: on or after April 22, 2041). Applications in Canada and Europe are currently pending. As described above, we license certain patent rights from Innocore for the research and development of SCN-107.

Liquidity and Capital Resources

Cash

Cash was $8,188,140 as of June 30, 2026, compared to $6,662,008 as of December 31, 2025. In addition, we held restricted cash of $3,012,271 as of June 30, 2026, representing proceeds of the B Note held in a lender-controlled deposit account. We expect that our future available capital resources will consist primarily of cash generated from our operations, remaining cash balances, borrowings, and additional funds raised through sales of debt and/or equity securities.

Liquidity

Cash, current assets, current liabilities, short term debt and working capital at the end of each period were as follows:

	June 30, 2026	December 31, 2025	Change	Percent Change
Cash	$8,188,140	$6,662,008	$1,526,132	23%
Current assets (excluding cash)	$1,013,757	$1,254,398	$(240,641)	-19%
Current liabilities	$3,026,300	$2,735,351	$290,949	11%
Working capital	$6,175,597	$5,181,055	$994,542	19%

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

Liquidity Outlook Cash Explanation

Cash Requirements

Our primary objectives for the remainder of 2026 are expected to be the continued implementation of our business plan. There can be no assurance that our operations will generate significant positive cash flow, or that additional funds will be available to us, through borrowings or otherwise, on favorable terms if required in the future, or at all. We may also raise additional funding in the future through the sale of equity securities.

We may require additional funding in the future to implement on our business plan and potentially to expand or complete acquisitions. The sources of this capital are expected to be equity investments and notes payable. Our plan for the next twelve months is to continue exploring strategic transactions or relationships with counterparties in industries that we deem synergistic or complimentary to us, while also seeking to expand our operations organically or through acquisitions, as funding and opportunities arise. In the event we require additional funding, we plan to raise that through the sale of debt or equity, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues.

Going Concern

The accompanying interim consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business within one year after the date the consolidated financial statements are issued. In accordance with Financial Accounting Standards Board, or the FASB, Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40), our management evaluates whether there are conditions or events, considered in aggregate, that raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements are issued.

As of June 30, 2026, we had an accumulated deficit of $86,775,872. As of June 30, 2026, we had $8,188,140 in cash and $3,012,271 in restricted cash.

We will need to raise additional capital or secure debt funding to support on-going operations, and to fund the assets and operations of any businesses or assets we acquire. The sources of this capital are expected to be the sale of equity and debt, which may not be available on favorable terms, if at all, and may, if sold, cause significant dilution to existing stockholders. If we are unable to access additional capital moving forward, it may hurt our ability to grow and to generate future revenues, our financial position, and liquidity. While these factors initially indicated substantial doubt about the ability of the Company to continue as a going concern, management believes that its existing cash on hand, revenues from the commercialization of ARBLI™ (SCN-102) and REZENOPY™ (SCN-110) and its planned financing activities alleviate that doubt.

Cash Flows

The following table summarizes our Consolidated Statements of Cash Flows for the following periods:

	Six Months Ended
	June 30,			Percent
	2026	2025	Change	Change
Net cash used in operating activities	(6,051,597)	(4,990,704)	(1,060,893)	21%
Net cash used in investing activities	-	-	-	-
Net cash (used in) provided by financing activities	10,590,000	4,697,999	5,892,001	125%
Net change in cash	4,538,403	(292,705)	4,831,108	-1651%

Cash used in operating activities for the six months ended June 30, 2026, was $6,051,597, compared to cash used in operating activities of $4,990,704 for the six months ended June 30, 2025. The increase of $1,060,893 was primarily due to the $400,000 repayment of the development agreement liability and other changes in working capital, including reductions in accounts payable and accrued liabilities, partially offset by a lower net loss during the 2026 period.

There was no cash provided by or used in investing activities for the six months ended June 30, 2026, or 2025.

Cash provided by financing activities for the six months ended June 30, 2026, was $10,590,000, compared to cash provided by financing activities of $4,697,999 for the six months ended June 30, 2025. Cash provided by financing activities for the six months ended June 30, 2026, reflected $10,590,000 of proceeds from the issuance of the Streeterville notes in April 2026, net of issuance costs. Cash provided by financing activities for the six months ended June 30, 2025, was primarily attributable to gross proceeds of approximately $4,598,000 from the issuance of common stock pursuant to an equity line commitment, partially offset by other financing activity.

Results of Operations

The following selected consolidated financial data should be read in conjunction with the unaudited consolidated financial statements and the notes to these statements included above.

Three Month Period Ended June 30, 2026 compared to Three Month Period Ended June 30, 2025

	Three Months Ended
	June 30,			Percent
	2026	2025	Change	Change
Revenues	$343,639	$-	343,639	100%
Cost of sales	7,860	-	7,860	100%
Gross profit	335,779	-	335,779	100%
Operating expenses:
Wage and salary expense	411,411	773,739	(362,328)	-47%
Professional fees	963,752	209,763	753,989	359%
Accounting and legal expense	117,815	381,683	(263,868)	-69%
Technology expense	7,139	21,408	(14,269)	-67%
General and administrative (including stock-based compensation expense)	368,790	2,927,764	(2,558,974)	-87%
Research and development	1,166,605	843,549	323,056	38%
Total operating expenses	3,035,512	5,157,906	(2,122,394)	-41%
Change in fair value of warrant liability	-	76,122	(76,122)	-100%
Change in fair value of derivative liability	-	(662,916)	662,916	-100%
Loss on disposition of subsidiaries	-	(385,528)	385,528	-100%
Interest income	147,147	63,148	83,999	133%
Interest expense	(269,785)	(653,493)	383,708	-59%
Net loss	(2,822,371)	(6,720,573)	3,898,202	-58%

Benefit / (provision) for income taxes	-	-	-	-
Net loss	(2,822,371)	(6,720,573)	3,898,202	-58%

Revenues for the three months ended June 30, 2026, were $343,639, compared to $0 for the three months ended June 30, 2025. The increase was primarily attributable to the continued ramp of wholesale distribution sales of SCN-102 (ARBLI™) following its commercial launch. Gross product sales for the quarter were $392,700, which were reduced by $49,061 of wholesale distribution fees, rebates and chargebacks to arrive at net revenues. All ARBLI™ product sales in the quarter were made through three national wholesale distributors — McKesson Corporation, Cencora and Cardinal Health — with McKesson accounting for approximately two-thirds of gross product sales. While we expect ARBLI™ revenues to continue to grow as prescription demand and payor coverage build, quarterly revenues may fluctuate with wholesaler ordering patterns and with the level of rebates, chargebacks and distribution fees, which will vary with payor and channel mix. Two of these distributors accounted for approximately 84% and 82% of revenues for the three and six months ended June 30, 2026, respectively (see “Concentration of Credit Risks and Major Customers” in the notes to our unaudited condensed consolidated financial statements). We expect this concentration to continue, and the loss of, or a material reduction in purchases by, any of these distributors could materially and adversely affect our revenues and cash flows.

Cost of goods sold for the three months ended June 30, 2026, was $7,860, compared to $0 for the three months ended June 30, 2025, resulting in gross profit of $335,779 for the three months ended June 30, 2026 compared to $0 for the three months ended June 30, 2025.

Wage and salary expense decreased by $362,328 for the three months ended June 30, 2026 to $411,411, compared to $773,739 for the comparable period in 2025. The decrease was primarily due to lower headcount following the disposition of legacy subsidiaries in April 2025. Following the dispositions, our workforce is concentrated in a small number of research and development, commercial and administrative personnel, and we have engaged a contract commercial organization — the cost of which is reflected in professional fees — in lieu of building an internal sales force.

Professional fees increased by $753,989 to $963,752 for the three months ended June 30, 2026, compared to $209,763 for the comparable period in 2025. The increase was primarily attributable to outsourced commercial costs supporting the launch of ARBLI™ — including our contract commercial organization, sales training, market access consulting, pharmacy and sample fulfillment services, and commercial data purchases — which had no counterpart in the prior-year quarter. We expect professional fees to remain elevated relative to prior-year periods for as long as we commercialize ARBLI™ through an outsourced commercial model.

Accounting and legal expense decreased by $263,868 for the three months ended June 30, 2026 to $117,815, compared to $381,683 for the comparable period in 2025. The decrease was primarily due to elevated activity in the prior-year quarter associated with the disposition of the legacy subsidiaries and related corporate transactions and SEC filings, which did not recur in 2026. With our simplified corporate structure, we expect accounting and legal expense to remain below prior-year levels for the remainder of 2026.

General and administrative expenses (including stock-based compensation expense) decreased by $2,558,974 for the three months ended June 30, 2026, to $368,790, compared to $2,927,764 for the comparable period in 2025. The decrease was primarily because the prior-year quarter included substantial non-cash charges for common stock issued for services, which did not recur in 2026; stock option expense recognized in the three months ended June 30, 2026 was $103,457. The decrease occurred notwithstanding the inclusion in the 2026 quarter of $453,846 of amortization of intangible assets, which had no counterpart in the prior-year quarter and is expected to continue at a comparable quarterly rate.

Technology expense decreased by $14,269 for the three months ended June 30, 2026, to $7,139, compared to $21,408 for the comparable period in 2025. The decrease was primarily due to lower software-related expenses following the disposition of IPS in April 2025.

Research and development expense for the three months ended June 30, 2026, was $1,166,605, compared to $843,549 for the comparable period in 2025, an increase of $323,056. The increase was primarily attributable to higher contract research and contract manufacturing organization costs, which comprised substantially all of our research and development expense for the quarter, driven by the continued advancement of SCN-106 (Alteplase) and SCN-104 (DHE). We expect research and development expense to continue to increase as our product candidates advance. Total expenses by program were as follows:

		Three Months Ended
Project Codes	Product Name	June 30, 2026
SCN-102	Losartan	$504,135
SCN-104	DHE	316,151
SCN-106	Alteplase	346,319
Total research and development expense		$1,166,605

Interest expense was $269,785 for the three months ended June 30, 2026, compared to $653,493 for the three months ended June 30, 2025. The decrease was primarily due to the repayment in full of certain convertible debentures during 2025 and the related cessation of debt discount amortization, partially offset by stated interest and debt discount amortization on the Streeterville notes issued in April 2026.

Interest income was $147,147 for the three months ended June 30, 2026, compared to $63,148 for the three months ended June 30, 2025. The increase was primarily attributable to interest earned on Treasury Bill holdings and on the note receivable, together with interest credited on the restricted deposit account established in April 2026.

We recognized no gain or loss on the change in the fair value of the warrant liability for the three months ended June 30, 2026, compared to a gain of $76,122 for the three months ended June 30, 2025, in each case based on the underlying valuation inputs.

There was no gain or loss on the change in the fair value of the derivative liability for the three months ended June 30, 2026, as the derivative liability was fully derecognized in connection with the repayment of certain debentures during 2025. We recognized a loss on the change in the fair value of the derivative liability of $662,916 for the three months ended June 30, 2025.

We recognized no loss on disposition of subsidiaries for the three months ended June 30, 2026, compared to a loss on disposition of subsidiaries of $385,528 for the three months ended June 30, 2025, which arose on the divestiture of the legacy subsidiaries in April 2025.

During the three months ended June 30, 2026, we incurred a net loss of $2,822,371, compared to a net loss of $6,720,573 for the three months ended June 30, 2025. The decrease of $3,898,202 was primarily attributable to the increase in revenue and changes in operating expenses and non-operating income/(expense) discussed above.

Six Month Period Ended June 30, 2026 compared to Six Month Period Ended June 30, 2025

	Six Months Ended
	June 30,			Percent
	2026	2025	Change	Change
Revenues	$399,964	$10,258	389,706	3799%
Cost of sales	10,335	9,585	750	8%
Gross profit	389,629	673	388,956	57794%
Operating expenses:
Wage and salary expense	831,419	1,469,807	(638,388)	-43%
Professional fees	1,896,304	622,613	1,273,691	205%
Accounting and legal expense	443,993	852,508	(408,515)	-48%
Technology expense	22,902	83,028	(60,126)	-72%
General and administrative (including stock-based compensation expense)	1,443,654	4,283,712	(2,840,058)	-66%
Research and development	1,960,589	1,418,228	542,361	38%
Total operating expenses	6,598,861	8,729,896	(2,131,035)	-24%
Change in fair value of warrant liability	10,910	722,108	(711,198)	-98%
Change in fair value of derivative liability	-	(59,594)	59,594	-100%
Loss on conversion of note payable	-	(96,646)	96,646	-100%
Loss on disposition of subsidiaries	-	(385,528)	385,528	-100%
Interest income	280,491	88,590	191,901	217%
Interest expense	(306,804)	(1,324,277)	1,017,473	-77%
Net loss	(6,224,635)	(9,784,570)	3,559,935	-36%
Benefit / (provision) for income taxes	-	-	-	0%
Net loss	$(6,224,635)	$(9,784,570)	$3,559,935	-36%

Revenues for the six months ended June 30, 2026, were $399,964, compared to $10,258 for the six months ended June 30, 2025 (all of which represented legacy pharmaceutical product resale revenue of the subsidiaries disposed of in April 2025), an increase of $389,706. The increase was primarily attributable to the continued ramp of wholesale distribution sales of SCN-102 (ARBLI™) following its commercial launch. As discussed above, our revenues remain concentrated among a small number of wholesale distributors.

Cost of goods sold for the six months ended June 30, 2026, was $10,335, compared to $9,585 for the six months ended June 30, 2025, resulting in gross profit of $389,629 for the six months ended June 30, 2026, compared to $673 for the six months ended June 30, 2025.

Wage and salary expense decreased by $638,388 for the six months ended June 30, 2026, to $831,419, compared to $1,469,807 for the comparable period in 2025. The decrease was primarily due to lower headcount following the disposition of legacy subsidiaries in April 2025. As discussed above, following the dispositions our workforce is concentrated in research and development, commercial and administrative functions, with outsourced commercial selling costs reflected in professional fees.

Professional fees increased by $1,273,691 to $1,896,304 for the six months ended June 30, 2026, compared to $622,613 for the comparable period in 2025. The increase was primarily attributable to outsourced commercial costs supporting the launch of ARBLI™ — including our contract commercial organization, sales training, market access consulting, pharmacy and sample fulfillment services, and commercial data purchases — which had no counterpart in the prior-year period. We expect professional fees to remain elevated relative to prior-year periods for as long as we commercialize ARBLI™ through an outsourced commercial model.

Accounting and legal expense decreased by $408,515 for the six months ended June 30, 2026, to $443,993, compared to $852,508 for the comparable period in 2025. The decrease was primarily due to elevated activity in the prior-year period associated with the disposition of the legacy subsidiaries and related corporate transactions and SEC filings, which did not recur in 2026. With our simplified corporate structure, we expect accounting and legal expense to remain below prior-year levels for the remainder of 2026.

General and administrative expenses (including stock-based compensation expense) decreased by $2,840,058 for the six months ended June 30, 2026, to $1,443,654, compared to $4,283,712 for the comparable period in 2025. The decrease was primarily because the 2025 period included $3,781,253 of non-cash charges for common stock issued for services, which did not recur in 2026, while stock option expense was broadly comparable at $205,777 for the six months ended June 30, 2026 compared to $162,874 for the comparable period in 2025. The decrease occurred notwithstanding the inclusion in the 2026 period of $907,693 of amortization of intangible assets, which had no counterpart in the prior-year period.

Technology expense decreased by $60,126 for the six months ended June 30, 2026, to $22,902, compared to $83,028 for the comparable period in 2025. The decrease was primarily due to lower software-related expenses following the disposition of IPS in April 2025.

Research and development expense for the six months ended June 30, 2026, was $1,960,589, compared to $1,418,228 for the comparable period in 2025, an increase of $542,361. The increase was primarily attributable to higher contract research and contract manufacturing organization costs, which comprised substantially all of our research and development expense for the period, driven principally by SCN-106 (Alteplase), which accounted for $989,059 of expense for the six months ended June 30, 2026, together with the continued advancement of SCN-104 (DHE). We expect research and development expense to continue to increase as our product candidates advance. Total expenses by program were as follows:

		Six Months Ended
Project Codes	Product Name	June 30, 2026
SCN-102	Losartan	$544,836
SCN-104	DHE	426,694
SCN-106	Alteplase	989,059
Total research and development expense		$1,960,589

Interest expense was $306,804 for the six months ended June 30, 2026, compared to $1,324,277 for the six months ended June 30, 2025. The decrease was primarily due to the repayment in full of certain convertible debentures during 2025 and the related cessation of debt discount amortization, partially offset by stated interest and debt discount amortization on the Streeterville notes issued in April 2026.

Interest income was $280,491 for the six months ended June 30, 2026, compared to $88,590 for the six months ended June 30, 2025. The increase was primarily attributable to interest earned on Treasury Bill holdings and on the note receivable, together with interest credited on the restricted deposit account established in April 2026.

We recognized a gain on the change in the fair value of the warrant liability of $10,910 for the six months ended June 30, 2026, compared to a gain of $722,108 for the six months ended June 30, 2025, in each case based on the underlying valuation inputs.

There was no gain or loss on the change in the fair value of the derivative liability for the six months ended June 30, 2026, as the derivative liability was fully derecognized in connection with the repayment of certain debentures during 2025. We recognized a loss on the change in the fair value of the derivative liability of $59,594 for the six months ended June 30, 2025.

We recognized no loss on conversion of note payable or loss on disposition of subsidiaries for the six months ended June 30, 2026, compared to a loss on conversion of note payable of $96,646 and a loss on disposition of subsidiaries of $385,528 for the six months ended June 30, 2025.

For the six months ended June 30, 2026, we incurred a net loss of $6,224,635, compared to a net loss of $9,784,570 for the six months ended June 30, 2025. The decrease of $3,559,935 was primarily attributable to the changes in operating expenses and non-operating income/(expense) discussed above.

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

Acquisitions

We account for acquisitions and investments in businesses as business combinations if the target meets the definition of a business and (a) the target is a variable interest entity and we are the target’s primary beneficiary, and therefore we must consolidate its financial statements, or (b) we acquire more than 50% of the voting interest of the target and it was not previously consolidated. We record business combinations using the acquisition method of accounting, which requires all the assets acquired and liabilities assumed to be recorded at fair value as of the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired is recorded as goodwill.

The application of the acquisition method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly

Stock-Based Compensation

We account for stock-based compensation to employees in accordance with ASC 718, “Compensation-Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Stock option forfeitures are recognized at the date of employee termination. Effective January 1, 2019, we adopted ASU 2018-07 for the accounting of share-based payments granted to non-employees for goods and services.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with the generally accepted accounting principles in the United States (“GAAP”), our management uses adjusted EBITDA, which we define as net loss before interest, taxes, depreciation and amortization, further adjusted for stock-based compensation and other non-cash and non-recurring items, as a key measure in operating our business. We use EBITDA to make strategic decisions, establish business plans and forecasts, identify trends affecting our business, and evaluate performance. For example, we use adjusted EBITDA as a measure of our operating performance. Adjusted EBITDA is presented for supplemental informational purposes only, should not be considered a substitute for, or a more meaningful measure than, financial information presented in accordance with GAAP, and may be different from similarly titled non-GAAP measures used by other companies. A reconciliation is provided below for adjusted EBITDA to the most directly comparable financial measure presented in accordance with GAAP. Investors are encouraged to review the related GAAP financial measure and the reconciliation of adjusted EBITDA to its most directly comparable GAAP financial measure.

For the three months ended June 30, 2026, adjusted EBITDA was $(2,134,705), compared to $(2,263,734) for the three months ended June 30, 2025. For the six months ended June 30, 2026, adjusted EBITDA was $(5,073,870), compared to $(4,754,615) for the six months ended June 30, 2025. Net loss decreased to $(2,822,371) and $(6,224,635) for the three and six months ended June 30, 2026, from $(6,720,573) and $(9,784,570) for the comparable periods in 2025, reflecting lower general and administrative expense and higher gross profit from the continued ramp of SCN-102 (ARBLI™) wholesale distribution revenues. Adjusted EBITDA improved for the three months ended June 30, 2026 but declined for the six months then ended, because the prior-year net loss included substantially larger non-cash and non-operating charges that are added back in the reconciliation. Non-cash stock-based compensation was $103,457 and $205,777 for the three and six months ended June 30, 2026, compared to $2,863,691 and $3,944,127 for the comparable 2025 periods. Interest expense was $269,785 and $306,804 for the three and six months ended June 30, 2026, compared to $653,493 and $1,324,277 for the comparable 2025 periods. Depreciation and amortization increased to $461,571 and $929,585, from $30,481 in each of the comparable 2025 periods, following commencement of amortization of the finite-lived intangible asset.

The following table reconciles net loss to adjusted EBITDA for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net loss	$(2,822,371)	$(6,720,573)	$(6,224,635)	$(9,784,570)
Depreciation and amortization	461,571	30,481	929,585	30,481
Interest expense	269,785	653,493	306,804	1,324,277
Other non-operating expenses (income)	(147,147)	909,174	(291,401)	(268,930)
Stock based compensation (non-cash)	103,457	2,863,691	205,777	3,944,127
Adjusted EBITDA	$(2,134,705)	$(2,263,734)	$(5,073,870)	$(4,754,615)

Recently Issued Accounting Standards

For more information on recently issued accounting standards, see “NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION,” to the Notes to Consolidated Financial Statements included herein under “PART I. - ITEM 1. FINANCIAL STATEMENTS”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (17 C.F.R. § 229.305(e)), we are not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms and is accumulated and communicated to our management, as appropriate, in order to allow timely decisions in connection with required disclosure.

Under the supervision and with the participation of our management, including our co-Chief Executive Officers and our Interim Chief Financial Officer (our principal executive officers and principal accounting/financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Report. Based on this evaluation, our co-Chief Executive Officers and our Interim Chief Financial Officer concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed with the SEC pursuant to the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our co-CEOs and CFO, as appropriate, to allow timely decisions regarding required disclosures.

Limitations on the Effectiveness of Controls

Our management, including our co-Chief Executive Officers and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Furthermore, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons or by the collusion of two or more persons. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Such current litigation or other legal proceedings are described in, and incorporated by reference from, “PART I – ITEM 1. FINANCIAL STATEMENTS” in the Notes to Consolidated Financial Statements in “NOTE 13 – COMMITMENTS AND CONTINGENCIES”. We believe that the resolution of currently pending matters will not individually or in the aggregate have a material adverse effect on our financial condition or results of operations. However, assessment of the current litigation or other legal claims could change in light of the discovery of facts not presently known to us or by judges, juries or other finders of fact, which are not in accord with management’s evaluation of the possible liability or outcome of such litigation or claims.

Additionally, the outcome of litigation is inherently uncertain. If one or more legal matters were resolved against us in a reporting period for amounts in excess of management’s expectations, our financial condition and operating results for that reporting period could be materially adversely affected.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K filed on March 30, 2026, and amended on April 30, 2026. Investors should review the risks disclosed in such Annual Report on Form 10-K and in this Report, prior to making an investment in us. Our business, financial condition and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in our Annual Report Form 10-K,this Report, and other reports we have filed with the SEC, any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results and stock price.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During the three months ending June 30, 2026, we issued 433,331 shares of our common stock to certain of our and Scienture, LLC executive officers, for services rendered. We relied on the exemption from registration set forth in Section 4(a)(2) of the Securities Act for these issuances.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase shares of common stock during the six months ended June 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

(a) During the quarter ended June 30, 2026, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b) During the quarter ended June 30, 2026, there were no material changes to the procedures by which stockholders may recommend nominees to our Board.

(c) During the quarter ended June 30, 2026, Dr. Shankar Hariharan, our Executive Chairman and Co-Chief Executive Officer, entered into a “Rule 10b5-1 trading arrangement” (the “Sales Plan”) as that term is defined in Item 408(a) of Regulation S-K. The Sales Plan was adopted on June 3, 2026, and was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act. In accordance with each Sales Plan, a broker is authorized to begin selling Common Stock pursuant to the Sales Plan beginning on November 2, 2026. The Sales Plan is scheduled to terminate on January 8, 2027 (unless terminated earlier in accordance with its terms). No sales of Common Stock may be affected at a price less than $1.00 per share, and the total number of shares that may be sold cannot exceed 150,000.

No other officer or director adopted or terminated (1) a plan, contract, or set of instructions intended to by covered by the 10b5-1 affirmative defense or (2) a written trading arrangement as defined in Item 408(c) of Regulation S-K.

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

SCIENTURE HOLDINGS, INC.

By:	/s/ Dr. Narasimhan Mani
Dr. Narasimhan Mani
Co-Chief Executive Officer and President (Principal Executive Officer)

By:	/s/ Dr. Shankar Hariharan
Dr. Shankar Hariharan
Co-Chief Executive Officer and Executive Chairman (Principal Executive Officer)

By:	/s/ Narasimhan Mani
Narasimhan Mani
Interim Chief Financial Officer (Principal Accounting/Financial Officer)

Date:	August 13, 2026

